Form 10-Q
period 2023-09-30
Athene Holding Ltd
filed 2023-11-07
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2023, 203,805,432 of our Class A common shares were outstanding, all of which are held by Apollo Global Management, Inc.

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
•major public health issues, such as the pandemic caused by the effects of the spread of the Coronavirus Disease of 2019 (COVID-19);
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
•adverse changes in US or non-US tax law;
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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc., formerly known as Apollo Global Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 1 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding Ltd.
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ACRA 2 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd.
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program
ADIP II	Apollo/Athene Dedicated Investment Program II
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AOG	Apollo Operating Group
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
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

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels Donlen	Wheels, Inc. (Wheels), merged with Donlen LLC (Donlen)

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the NAIC
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (1) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (2) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within our US RBC Ratio, (2) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (3) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Costs related to business that we have added through assumed reinsurance transactions are included and costs related to business that we have exited through ceded reinsurance transactions are excluded. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities as well as surplus assets. Gross invested assets include (a) total investments on the consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions) and include investments supporting assumed funds withheld and modco agreements in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMA	Investment management agreement
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and ceded reinsurance
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
MCR	Minimum capital requirements
MMS	Minimum margin of solvency

Term or Acronym	Definition
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	Represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets include (a) total investments on the consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions) and include investments supporting assumed funds withheld and modco agreements in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The adjustments to net investment income to arrive at our net investment earnings add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges and (e) the change in fair value of reinsurance assets, and removes the proportionate share of the ACRA net investment income associated with the noncontrolling interests. The gain or loss on our investment in Apollo was removed in prior years. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets supporting business that has been exited through ceded reinsurance including funds withheld agreements.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2023	December 31, 2022
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2023 – $136,316 and 2022 – $120,982; allowance for credit losses: 2023 – $578 and 2022 – $458)	$115,715	$102,404
Trading securities, at fair value	1,592	1,595
Equity securities (portion at fair value: 2023 – $916 and 2022 – $1,087)	1,316	1,487
Mortgage loans, at fair value	37,978	27,454
Investment funds	124	79
Policy loans	336	347
Funds withheld at interest (portion at fair value: 2023 – $(4,981) and 2022 – $(4,847))	25,953	32,880
Derivative assets	4,571	3,309
Short-term investments (portion at fair value: 2023 – $527 and 2022 – $520)	527	2,160
Other investments (portion at fair value: 2023 – $763 and 2022 – $611)	947	773
Total investments	189,059	172,488
Cash and cash equivalents	9,996	7,779
Restricted cash	1,218	628
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2023 – $14,578 and 2022 – $10,440; allowance for credit losses: 2023 – $1 and 2022 – $1)	13,985	9,821
Trading securities, at fair value	871	878
Equity securities, at fair value	304	279
Mortgage loans, at fair value	1,234	1,302
Investment funds (portion at fair value: 2023 – $1,043 and 2022 – $959)	1,604	1,569
Funds withheld at interest (portion at fair value: 2023 – $(972) and 2022 – $(1,425))	6,620	9,808
Short-term investments	949	—
Other investments, at fair value	327	303
Accrued investment income (related party: 2023 – $161 and 2022 – $105)	1,792	1,328
Reinsurance recoverable (portion at fair value: 2023 – $1,301 and 2022 – $1,388)	4,058	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,448	4,466
Goodwill	4,060	4,058
Other assets (related party: 2023 – $184 and 2022 – $161)	8,628	8,693
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2023 – $693 and 2022 – $0)	2,133	1,063
Mortgage loans, at fair value (related party: 2023 – $336 and 2022 – $342)	2,042	2,055
Investment funds, at fair value (related party: 2023 – $14,594 and 2022 – $10,068)	15,090	12,480
Other investments, at fair value (related party: 2023 – $79 and 2022 – $73)	94	101
Cash and cash equivalents	152	362
Other assets	99	112
Total assets	$269,763	$243,931
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2023	December 31, 2022
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2023 – $9,055 and 2022 – $11,889; portion at fair value: 2023 – $8,084 and 2022 – $6,670)	$189,065	$173,616
Future policy benefits (related party: 2023 – $3 and 2022 – $1,353; portion at fair value: 2023 – $1,651 and 2022 – $1,712)	46,672	42,110
Market risk benefits (related party: 2023 – $183 and 2022 – $195)	3,021	2,970
Debt	3,634	3,658
Derivative liabilities	1,892	1,646
Payables for collateral on derivatives and securities to repurchase	7,652	6,707
Other liabilities (related party: 2023 – $606 and 2022 – $564)	2,543	1,860
Liabilities of consolidated variable interest entities (related party: 2023 – $584 and 2022 – $292)	1,255	815
Total liabilities	255,734	233,382
Commitments and Contingencies (Note 14)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,447	18,119
Retained deficit	(2,831)	(3,640)
Accumulated other comprehensive loss (related party: 2023 – $(427) and 2022 – $(167))	(8,079)	(7,321)
Total Athene Holding Ltd. shareholders’ equity	8,537	7,158
Noncontrolling interests	5,492	3,391
Total equity	14,029	10,549
Total liabilities and equity	$269,763	$243,931
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Revenues
Premiums (related party of $3 and $61 for the three months ended and $11 and $208 for the nine months ended September 30, 2023 and 2022, respectively)	$26	$3,045	$9,163	$10,769
Product charges (related party of $10 and $11 for the three months ended and $30 and $31 for the nine months ended September 30, 2023 and 2022, respectively)	217	184	622	525
Net investment income (related party investment income of $405 and $234 for the three months ended and $1,195 and $959 for the nine months ended September 30, 2023 and 2022, respectively; and related party investment expense of $249 and $195 for the three months ended and $703 and $563 for the nine months ended September 30, 2023 and 2022, respectively)	2,928	1,843	8,052	5,252
Investment related gains (losses) (related party of $(187) and $(541) for the three months and $(168) and $(1,751) for the nine months ended September 30, 2023 and 2022, respectively)	(2,624)	(2,848)	(1,193)	(12,811)
Other revenues (related party of $563 and $(18) for the three months ended and $563 and $0 for the nine months ended September 30, 2023 and 2022, respectively)	564	(26)	584	(38)
Revenues of consolidated variable interest entities
Net investment income (related party of $18 and $13 for the three months ended and $45 and $15 for the nine months ended September 30, 2023 and 2022, respectively)	75	33	210	80
Investment related gains (losses) (related party of $305 and $171 for the three months ended and $840 and $230 for the nine months ended September 30, 2023 and 2022, respectively)	250	79	744	59
Total revenues	1,436	2,310	18,182	3,836
Benefits and expenses
Interest sensitive contract benefits (related party of $14 and $13 for the three months ended and $118 and $(35) for the nine months ended September 30, 2023 and 2022, respectively)	333	171	3,634	(581)
Future policy and other policy benefits (related party of $4 and $71 for the three months ended and $39 and $227 for the nine months ended September 30, 2023 and 2022, respectively; and remeasurement (gains) losses of $(30) and $5 for the three months ended and $(36) and $(5) for the nine months ended September 30, 2023 and 2022, respectively)	368	3,270	10,346	11,230
Market risk benefits remeasurement (gains) losses (related party of $(47) and $(34) for the three months ended and $(17) and $(128) for the nine months ended September 30, 2023 and 2022, respectively)	(441)	(458)	(166)	(1,689)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	211	112	502	318
Policy and other operating expenses (related party of $34 and $77 for the three months ended and $95 and $195 for the nine months ended September 30, 2023 and 2022, respectively)	472	388	1,359	1,083
Total benefits and expenses	943	3,483	15,675	10,361
Income (loss) before income taxes	493	(1,173)	2,507	(6,525)
Income tax expense (benefit)	162	(121)	458	(783)
Net income (loss)	331	(1,052)	2,049	(5,742)
Less: Net income (loss) attributable to noncontrolling interests	(155)	(465)	354	(2,435)
Net income (loss) attributable to Athene Holding Ltd. shareholders	486	(587)	1,695	(3,307)
Less: Preferred stock dividends	44	35	136	105
Net income (loss) available to Athene Holding Ltd. common shareholder	$442	$(622)	$1,559	$(3,412)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$331	$(1,052)	$2,049	$(5,742)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(3,155)	(5,928)	(1,767)	(20,178)
Unrealized gains (losses) on hedging instruments	(213)	(80)	(280)	(128)
Remeasurement gains (losses) on future policy benefits related to discount rate	1,317	2,374	1,328	8,833
Remeasurement gains (losses) on market risk benefits related to credit risk	(254)	(52)	(220)	524
Foreign currency translation and other adjustments	(21)	9	6	(72)
Other comprehensive loss, before tax	(2,326)	(3,677)	(933)	(11,021)
Income tax benefit related to other comprehensive loss	(476)	(727)	(175)	(2,220)
Other comprehensive loss	(1,850)	(2,950)	(758)	(8,801)
Comprehensive income (loss)	(1,519)	(4,002)	1,291	(14,543)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(299)	(640)	357	(2,763)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(1,220)	$(3,362)	$934	$(11,780)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at June 30, 2023	$—	$—	$18,162	$(3,085)	$(6,376)	$8,701	$4,533	$13,234
Net income (loss)	—	—	—	486	—	486	(155)	331
Other comprehensive loss	—	—	—	—	(1,706)	(1,706)	(144)	(1,850)
Stock-based compensation allocation from parent	—	—	13	—	—	13	—	13
Preferred stock dividends	—	—	—	(44)	—	(44)	—	(44)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from parent	—	—	1,262	—	—	1,262	—	1,262
Contributions from noncontrolling interests	—	—	—	—	—	—	325	325
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	602	602
Subsidiary issuance of equity interests and other	—	—	10	—	3	13	585	598
Balance at September 30, 2023	$—	$—	$19,447	$(2,831)	$(8,079)	$8,537	$5,492	$14,029

	Three months ended
Balance as of June 30, 2022	$—	$—	$17,586	$(3,191)	$(5,698)	$8,697	$1,061	$9,758
Net loss	—	—	—	(587)	—	(587)	(465)	(1,052)
Other comprehensive loss	—	—	—	—	(2,775)	(2,775)	(175)	(2,950)
Stock-based compensation allocation from parent	—	—	14	—	—	14	—	14
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from parent	—	—	7	—	—	7	—	7
Contributions from noncontrolling interests	—	—	—	—	—	—	336	336
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	747	747
Balance at September 30, 2022	$—	$—	$17,607	$(4,001)	$(8,473)	$5,133	$1,504	$6,637

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Nine months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2022	$—	$—	$18,119	$(3,640)	$(7,321)	$7,158	$3,391	$10,549
Net income	—	—	—	1,695	—	1,695	354	2,049
Other comprehensive income (loss)	—	—	—	—	(761)	(761)	3	(758)
Stock-based compensation allocation from parent	—	—	36	—	—	36	—	36
Preferred stock dividends	—	—	—	(136)	—	(136)	—	(136)
Common stock dividends	—	—	—	(750)	—	(750)	—	(750)
Contributions from parent	—	—	1,282	—	—	1,282	—	1,282
Contributions from noncontrolling interests	—	—	—	—	—	—	325	325
Distributions to noncontrolling interests	—	—	—	—	—	—	(381)	(381)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	1,215	1,215
Subsidiary issuance of equity interests and other	—	—	10	—	3	13	585	598
Balance at September 30, 2023	$—	$—	$19,447	$(2,831)	$(8,079)	$8,537	$5,492	$14,029

	Nine months ended
Balance at January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(3,307)	—	(3,307)	(2,435)	(5,742)
Other comprehensive loss	—	—	—	—	(8,473)	(8,473)	(328)	(8,801)
Stock-based compensation allocation from parent	—	—	37	—	—	37	—	37
Preferred stock dividends	—	—	—	(105)	—	(105)	—	(105)
Common stock dividends	—	—	—	(563)	—	(563)	—	(563)
Contributions from parent	—	—	26	—	—	26	—	26
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,047	1,047
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	1,028	1,028
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at September 30, 2022	$—	$—	$17,607	$(4,001)	$(8,473)	$5,133	$1,504	$6,637

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income (loss)	$2,049	$(5,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	502	318
Net amortization of net investment premiums, discounts and other	70	234
Gain on recapture of reinsurance agreements, net of cash received	(489)	—
Net investment (income) loss (related party: 2023 – $(51) and 2022 – $(119))	(76)	(311)
Net recognized (gains) losses on investments and derivatives (related party: 2023 – $(767) and 2022 – $427)	325	5,957
Policy acquisition costs deferred	(1,040)	(750)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2023 – $(59) and 2022 – $(20))	(436)	(264)
Interest sensitive contract liabilities (related party: 2023 – $88 and 2022 – $(67))	1,485	(2,052)
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2023 – $(338) and 2022 – $11)	2,917	3,837
Funds withheld assets (related party: 2023 – $(114) and 2022 – $1,389)	(1,990)	6,118
Other assets and liabilities	387	(1,268)
Net cash provided by operating activities	3,704	6,077
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2023 – $1,153 and 2022 – $3,657)	9,145	16,858
Trading securities (related party: 2023 – $21 and 2022 – $79)	234	167
Equity securities	110	152
Mortgage loans (related party: 2023 – $24 and 2022 – $36)	3,093	2,695
Investment funds (related party: 2023 – $285 and 2022 – $1,733)	339	1,971
Derivative instruments and other investments (related party: 2023 – $0 and 2022 – $160)	4,221	2,739
Short-term investments (related party: 2023 – $967 and 2022 – $0)	3,195	172
Purchases of:
Available-for-sale securities (related party: 2023 – $(4,102) and 2022 – $(3,008))	(24,568)	(28,050)
Trading securities (related party: 2023 – $(827) and 2022 – $(156))	(1,053)	(874)
Equity securities (related party: 2023 – $0 and 2022 – $(208))	(70)	(406)
Mortgage loans (related party: 2023 – $0 and 2022 – $(364))	(14,398)	(9,824)
Investment funds (related party: 2023 – $(1,884) and 2022 – $(5,243))	(2,009)	(6,204)
Derivative instruments and other investments (related party: 2023 – $(46) and 2022 – $(226))	(5,242)	(2,235)
Short-term investments (related party: 2023 – $(1,858) and 2022 – $(33))	(2,392)	(384)
Consolidation of new variable interest entities	3	393
Deconsolidation of previously consolidated entities	(51)	(377)
Other investing activities, net	443	869
Net cash used in investing activities	(29,000)	(22,338)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2023	2022
Cash flows from financing activities
Deposits on investment-type policies and contracts (related party: 2023 – $6 and 2022 – $55)	$35,168	$23,329
Withdrawals on investment-type policies and contracts (related party: 2023 – $(304) and 2022 – $(253))	(10,229)	(7,903)
Capital contributions from parent	1,250	—
Capital contributions from noncontrolling interests	325	1,047
Capital distributions to noncontrolling interests	(381)	—
Subsidiary issuance of equity interests to noncontrolling interests	632	—
Capital contributions from noncontrolling interests of consolidated variable interest entities	1,385	735
Net change in cash collateral posted for derivative transactions and securities to repurchase	945	(22)
Preferred stock dividends	(136)	(105)
Common stock dividends	(750)	(1,313)
Other financing activities, net	(318)	1,347
Net cash provided by financing activities	27,891	17,115
Effect of exchange rate changes on cash and cash equivalents	2	(18)
Net increase in cash and cash equivalents	2,597	836
Cash and cash equivalents at beginning of year[1]	8,769	10,429
Cash and cash equivalents at end of period[1]	$11,366	$11,265

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2023 – $16 and 2022 – $221)	$78	$808
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2023 – $1,239 and 2022 – $1,085)	10,212	6,190
Investments received from settlements on reinsurance agreements	99	36
Investments received from settlements on related party reinsurance agreements	65	—
Investments received from pension group annuity premiums	4,776	3,812
Reduction in investments relating to recapture of reinsurance agreements	482	—
Assets contributed to consolidated VIEs	—	8,007
Distributions to parent	—	2,145

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

Business Combinations – Joint Venture Formations (ASU 2023-05)

The amendments in this update address how a joint venture initially recognizes and measures contributions received at its formation date. The amendments require a joint venture to apply a new basis of accounting upon formation and to initially recognize its assets and liabilities at fair value. The guidance is effective prospectively for all joint ventures formed on or after January 1, 2025, while retrospective application may be elected for a joint venture formed before the effective date. Early adoption is permitted. We are currently evaluating the impact of the new pronouncement.

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

Fair Value Measurement — Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)

This amendment clarifies guidance that a restriction that is a characteristic of the holding entity, rather than a characteristic of the equity security itself, should not be considered in its fair value measurement. As a result, we are required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities. We early adopted this update effective July 1, 2023. The adoption of this update was applied on a prospective basis and did not have a material effect on our condensed consolidated financial statements.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	September 30, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$5,506	$—	$—	$(1,246)	$4,260
US state, municipal and political subdivisions	1,273	—	—	(311)	962
Foreign governments	1,279	(27)	6	(343)	915
Corporate	83,029	(140)	68	(15,656)	67,301
CLO	19,641	(3)	171	(883)	18,926
ABS	11,608	(30)	23	(794)	10,807
CMBS	6,092	(7)	12	(601)	5,496
RMBS	7,888	(371)	161	(630)	7,048
Total AFS securities	136,316	(578)	441	(20,464)	115,715
AFS securities – related parties
Corporate	1,426	—	1	(71)	1,356
CLO	4,390	—	19	(174)	4,235
ABS	8,762	(1)	17	(384)	8,394
Total AFS securities – related parties	14,578	(1)	37	(629)	13,985
Total AFS securities including related parties	$150,894	$(579)	$478	$(21,093)	$129,700

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577
US state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	September 30, 2023
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,232	$2,167
Due after one year through five years	15,532	14,370
Due after five years through ten years	22,864	19,179
Due after ten years	50,459	37,722
CLO, ABS, CMBS and RMBS	45,229	42,277
Total AFS securities	136,316	115,715
AFS securities – related parties
Due after one year through five years	908	883
Due after five years through ten years	130	123
Due after ten years	388	350
CLO and ABS	13,152	12,629
Total AFS securities – related parties	14,578	13,985
Total AFS securities including related parties	$150,894	$129,700

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,023	$(292)	$2,167	$(954)	$4,190	$(1,246)
US state, municipal and political subdivisions	119	(11)	840	(300)	959	(311)
Foreign governments	117	(9)	785	(331)	902	(340)
Corporate	17,338	(1,075)	48,290	(14,553)	65,628	(15,628)
CLO	685	(21)	12,001	(811)	12,686	(832)
ABS	2,780	(116)	4,320	(597)	7,100	(713)
CMBS	1,453	(23)	1,883	(501)	3,336	(524)
RMBS	1,272	(62)	1,923	(318)	3,195	(380)
Total AFS securities	25,787	(1,609)	72,209	(18,365)	97,996	(19,974)
AFS securities – related parties
Corporate	578	(34)	356	(36)	934	(70)
CLO	498	(19)	2,591	(153)	3,089	(172)
ABS	2,702	(99)	2,570	(259)	5,272	(358)
Total AFS securities – related parties	3,778	(152)	5,517	(448)	9,295	(600)
Total AFS securities including related parties	$29,565	$(1,761)	$77,726	$(18,813)	$107,291	$(20,574)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
US state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	September 30, 2023
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	9,552	7,841
AFS securities – related parties	203	139

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities including purchased credit deteriorated (PCD) securities by asset type:

	Three months ended September 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$—	$27
Corporate	73	67	—	(2)	—	2	140
CLO	3	—	—	—	—	—	3
ABS	35	1	—	(4)	—	(2)	30
CMBS	6	1	—	—	—	—	7
RMBS	377	4	1	(5)	—	(6)	371
Total AFS securities	521	73	1	(11)	—	(6)	578
AFS securities – related parties
ABS	1	—	—	—	—	—	1
Total AFS securities – related parties	1	—	—	—	—	—	1
Total AFS securities including related parties	$522	$73	$1	$(11)	$—	$(6)	$579

	Three months ended September 30, 2022
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$61	$—	$—	$(28)	$—	$(6)	$27
Corporate	70	5	—	—	(6)	(3)	66
CLO	107	2	—	—	—	(104)	5
ABS	14	7	—	—	—	(8)	13
CMBS	9	—	—	—	—	(6)	3
RMBS	348	1	2	(7)	—	(23)	321
Total AFS securities	609	15	2	(35)	(6)	(150)	435
AFS securities – related party
CLO	19	—	—	—	—	(18)	1
ABS	1	—	—	—	—	(1)	—
Total AFS securities – related party	20	—	—	—	—	(19)	1
Total AFS securities including related parties	$629	$15	$2	$(35)	$(6)	$(169)	$436

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$—	$27
Corporate	61	88	—	(8)	—	(1)	140
CLO	7	1	—	—	—	(5)	3
ABS	29	2	—	(4)	—	3	30
CMBS	5	4	—	—	—	(2)	7
RMBS	329	15	40	(13)	—	—	371
Total AFS securities	458	110	40	(25)	—	(5)	578
AFS securities – related parties
CLO	1	—	—	—	—	(1)	—
ABS	—	1	—	—	—	—	1
Total AFS securities – related parties	1	1	—	—	—	(1)	1
Total AFS securities including related parties	$459	$111	$40	$(25)	$—	$(6)	$579

	Nine months ended September 30, 2022
		Additions		Reductions
(In millions)	January 1, 2022	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$—	$66	$—	$(28)	$—	$(11)	$27
Corporate	—	66	—	—	(6)	6	66
CLO	—	24	—	—	—	(19)	5
ABS	5	16	—	—	—	(8)	13
CMBS	—	14	—	—	—	(11)	3
RMBS	306	30	3	(24)	—	6	321
Total AFS securities	311	216	3	(52)	(6)	(37)	435
AFS securities – related parties
CLO	—	3	—	—	—	(2)	1
ABS	—	18	—	—	—	(18)	—
Total AFS securities – related party	—	21	—	—		(20)	1
Total AFS securities including related parties	$311	$237	$3	$(52)	$(6)	$(57)	$436

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
AFS securities	$1,822	$1,077	$4,940	$2,885
Trading securities	49	41	135	153
Equity securities	14	17	54	41
Mortgage loans	642	336	1,632	870
Investment funds	(13)	(35)	59	373
Funds withheld at interest	486	534	1,368	1,347
Other	214	75	623	165
Investment revenue	3,214	2,045	8,811	5,834
Investment expenses	(286)	(202)	(759)	(582)
Net investment income	$2,928	$1,843	$8,052	$5,252

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$55	$84	$379	$404
Gross realized losses on investment activity	(431)	(761)	(647)	(2,003)
Net realized investment losses on AFS securities	(376)	(677)	(268)	(1,599)
Net recognized investment losses on trading securities	(137)	(121)	(105)	(489)
Net recognized investment losses on equity securities	(3)	(9)	(34)	(257)
Net recognized investment losses on mortgage loans	(911)	(1,199)	(838)	(3,094)
Derivative losses	(1,480)	(1,821)	(66)	(8,794)
Provision for credit losses	(60)	171	(237)	(193)
Other gains	343	808	355	1,615
Investment related gains (losses)	$(2,624)	$(2,848)	$(1,193)	$(12,811)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $724 million and $635 million for the three months ended September 30, 2023 and 2022, respectively, and $3,918 million and $9,405 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties, we held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Trading securities	$(75)	$(119)	$(35)	$(455)
Trading securities – related parties	3	3	3	(3)
Equity securities	6	2	9	(237)
Equity securities – related parties	(9)	(18)	(16)	(31)

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	September 30, 2023	December 31, 2022
Less than 30 days	$533	$608
30-90 days	427	1,268
91 days to 1 year	686	—
Greater than 1 year	2,866	2,867
Payables for repurchase agreements	$4,512	$4,743

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$1,353	$962	$2,559	$1,941
Foreign governments	152	101	146	107
Corporate	2,899	2,285	1,940	1,605
CLO	264	259	273	261
ABS	1,226	1,074	1,243	1,082
Total securities pledged under repurchase agreements	$5,894	$4,681	$6,161	$4,996

Reverse Repurchase Agreements—As of September 30, 2023 and December 31, 2022, amounts loaned under reverse repurchase agreements were $949 million and $1,640 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,447 million and $1,753 million, respectively.

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

(In millions)	September 30, 2023	December 31, 2022
Commercial mortgage loans	$24,667	$21,061
Commercial mortgage loans under development	1,232	790
Total commercial mortgage loans	25,899	21,851
Mark to fair value	(2,430)	(1,743)
Commercial mortgage loans	23,469	20,108
Residential mortgage loans	19,271	11,802
Mark to fair value	(1,486)	(1,099)
Residential mortgage loans	17,785	10,703
Mortgage loans	$41,254	$30,811

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	September 30, 2023		December 31, 2022
(In millions, except for percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Office building	$4,325	18.5%	$4,651	23.1%
Retail	1,815	7.7%	1,454	7.2%
Apartment	8,463	36.1%	6,692	33.3%
Hotels	2,373	10.1%	1,855	9.2%
Industrial	2,565	10.9%	2,047	10.2%
Other commercial	3,928	16.7%	3,409	17.0%
Total commercial mortgage loans	$23,469	100.0%	$20,108	100.0%

US region
East North Central	$1,439	6.1%	$1,437	7.1%
East South Central	422	1.8%	413	2.1%
Middle Atlantic	6,656	28.4%	5,183	25.8%
Mountain	949	4.0%	898	4.5%
New England	1,179	5.0%	1,076	5.4%
Pacific	4,175	17.8%	3,781	18.8%
South Atlantic	3,879	16.6%	2,756	13.7%
West North Central	194	0.8%	231	1.1%
West South Central	981	4.2%	1,085	5.4%
Total US region	19,874	84.7%	16,860	83.9%
International region
United Kingdom	2,200	9.4%	1,898	9.4%
Other international[1]	1,395	5.9%	1,350	6.7%
Total international region	3,595	15.3%	3,248	16.1%
Total commercial mortgage loans	$23,469	100.0%	$20,108	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2023	December 31, 2022
US States
California	27.9%	28.9%
Florida	11.8%	9.7%
New York	6.5%	5.6%
Texas	5.6%	4.3%
New Jersey	5.2%	5.3%
Arizona	4.3%	5.1%
Other[1]	29.7%	27.4%
Total US residential mortgage loan percentage	91.0%	86.3%
International
United Kingdom	3.8%	5.4%
Other[2]	5.2%	8.3%
Total international residential mortgage loan percentage	9.0%	13.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes our investment funds, including related parties and consolidated VIEs:

	September 30, 2023		December 31, 2022
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$90	72.5%	$46	58.2%
Hybrid	24	19.4%	32	40.5%
Other	10	8.1%	1	1.3%
Total investment funds	124	100.0%	79	100.0%
Investment funds – related parties
Strategic origination platforms	45	2.8%	34	2.2%
Strategic insurance platforms	1,287	80.2%	1,259	80.2%
Apollo and other fund investments
Equity	244	15.2%	246	15.7%
Yield	6	0.4%	5	0.3%
Other	22	1.4%	25	1.6%
Total investment funds – related parties	1,604	100.0%	1,569	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	5,322	35.3%	4,829	38.7%
Strategic insurance platforms	511	3.4%	529	4.2%
Apollo and other fund investments
Equity	3,430	22.7%	2,640	21.2%
Hybrid	3,771	25.0%	3,112	24.9%
Yield	1,357	9.0%	1,044	8.4%
Other	699	4.6%	326	2.6%
Total investment funds – consolidated VIEs	15,090	100.0%	12,480	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$16,818		$14,128

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2023		December 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$124	$593	$79	$340
Investment in related parties – investment funds	1,604	2,325	1,569	2,253
Assets of consolidated VIEs – investment funds	15,090	21,270	12,480	20,278
Investment in fixed maturity securities	42,685	46,101	37,454	40,992
Investment in related parties – fixed maturity securities	13,500	16,414	9,717	10,290
Investment in related parties – equity securities	304	304	279	279
Total non-consolidated investments	$73,307	$87,007	$61,578	$74,432

Concentrations—The following table represents our investment concentrations in excess of 10% of shareholders’ equity:

(In millions)	September 30, 2023
AT&T Inc.	$1,461
Wheels Donlen[1]	1,454
PK AirFinance[1]	1,410
MFI Investments	1,361
Athora[1]	1,282
Atlas[1]	1,007
Atlas[1] – reverse repurchase agreement	922
AP Tundra	865

(In millions)	December 31, 2022
Wheels Donlen[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap[1]	788
Cayman Universe	756
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

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	8,240	$647	$167	6,677	$747	$154
Forwards	6,381	437	40	6,283	406	52
Interest rate swaps	4,468	—	809	4,468	—	803
Forwards on net investments	219	3	—	216	2	—
Interest rate swaps	10,031	14	203	9,332	9	150
Total derivatives designated as hedges		1,101	1,219		1,164	1,159
Derivatives not designated as hedges
Equity options	71,579	2,530	101	65,089	1,374	114
Futures	30	69	8	18	33	—
Foreign currency swaps	4,549	278	108	3,563	251	112
Interest rate swaps	482	79	—	488	74	—
Other swaps	180	—	3	89	—	4
Foreign currency forwards	22,322	514	453	16,376	413	257
Embedded derivatives
Funds withheld including related parties		(5,953)	(89)		(6,272)	(77)
Interest sensitive contract liabilities		—	7,345		—	5,841
Total derivatives not designated as hedges		(2,483)	7,929		(4,127)	6,251
Total derivatives		$(1,382)	$9,148		$(2,963)	$7,410

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three months ended September 30, 2023 and 2022, interest rate swaps recognized in OCI had gains of $91 million and losses of $111 million, respectively. During the nine months ended September 30, 2023 and 2022, interest rate swaps recognized in OCI had losses of $35 million and $111 million, respectively. There were no amounts deemed ineffective during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, no amounts are expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	September 30, 2023		December 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$5,372	$(245)	$5,259	$(217)
Foreign currency swaps	5,448	(452)	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,369	90	1,081	88
Foreign currency interest rate swaps	3,724	647	4,348	632
Interest rate swaps	6,711	386	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2023
Investment related gains (losses)
Foreign currency forwards	$179	$(187)	$(8)	$21	$5
Foreign currency swaps	161	(166)	(5)	—	—
Foreign currency interest rate swaps	(90)	95	5	—	—
Interest rate swaps	(74)	63	(11)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	16	(14)	2	—	—

Three months ended September 30, 2022
Investment related gains (losses)
Foreign currency forwards	$288	$(290)	$(2)	$18	$—
Foreign currency swaps	256	(283)	(27)	—	—
Foreign currency interest rate swaps	(379)	384	5	—	—
Interest rate swaps	(268)	264	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	12	(14)	(2)	—	—

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Nine months ended September 30, 2023
Investment related gains (losses)
Foreign currency forwards	$74	$(77)	$(3)	$66	$12
Foreign currency swaps	59	(57)	2	—	—
Foreign currency interest rate swaps	(5)	15	10	—	—
Interest rate swaps	(92)	79	(13)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	44	(44)	—	—	—

Nine months ended September 30, 2022
Investment related gains (losses)
Foreign currency forwards	$616	$(648)	$(32)	$48	$1
Foreign currency swaps	589	(630)	(41)	—	—
Foreign currency interest rate swaps	(873)	879	6	—	—
Interest rate swaps	(345)	357	12	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	37	(37)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Foreign currency forwards	$(65)	$(20)	$(63)	$(77)
Foreign currency swaps	(239)	51	(182)	60

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended September 30, 2023 and 2022, these derivatives had gains of $13 million and $22 million, respectively. During the nine months ended September 30, 2023 and 2022, these derivatives had gains of $5 million and $47 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2023 and December 31, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $35 million and $30 million, respectively. During the three and nine months ended September 30, 2023 and 2022, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Equity options	$(951)	$(449)	$390	$(2,728)
Futures	(73)	(34)	22	(153)
Swaps	(24)	132	38	121
Foreign currency forwards	146	454	(191)	971
Embedded derivatives on funds withheld	(780)	(1,839)	(439)	(7,041)
Amounts recognized in investment related gains (losses)	(1,682)	(1,736)	(180)	(8,830)
Embedded derivatives in indexed annuity products[1]	1,251	526	(277)	3,079
Total gains (losses) on derivatives not designated as hedges	$(431)	$(1,210)	$(457)	$(5,751)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2023
Derivative assets	$4,571	$(1,665)	$(3,140)	$(234)	$—	$(234)
Derivative liabilities	(1,892)	1,665	655	428	—	428

December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, amounts not subject to master netting or similar agreements were immaterial.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Trading securities	$28	$10	$79	$10
Equity securities	—	13	—	13
Mortgage loans	29	22	83	65
Investment funds	20	4	55	(5)
Other investments	(2)	(16)	(7)	(3)
Net investment income	$75	$33	$210	$80

Net recognized investment losses on trading securities	$(16)	$(38)	$(15)	$(38)
Net recognized investment losses on mortgage loans	(25)	(103)	(45)	(262)
Net recognized investment gains on investment funds	292	236	833	354
Other gains (losses)	(1)	(16)	(29)	5
Investment related gains (losses)	$250	$79	$744	$59

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$4,260	$—	$4,253	$7	$—
US state, municipal and political subdivisions	962	—	—	962	—
Foreign governments	915	—	—	869	46
Corporate	67,301	—	9	64,911	2,381
CLO	18,926	—	—	18,926	—
ABS	10,807	—	—	6,181	4,626
CMBS	5,496	—	—	5,484	12
RMBS	7,048	—	—	6,785	263
Total AFS securities	115,715	—	4,262	104,125	7,328
Trading securities	1,592	—	22	1,538	32
Equity securities	916	—	198	644	74
Mortgage loans	37,978	—	—	—	37,978
Funds withheld at interest – embedded derivative	(4,981)	—	—	—	(4,981)
Derivative assets	4,571	—	93	4,478	—
Short-term investments	527	—	—	398	129
Other investments	763	—	—	286	477
Cash and cash equivalents	9,996	—	9,996	—	—
Restricted cash	1,218	—	1,218	—	—
Investments in related parties
AFS securities
Corporate	1,356	—	—	170	1,186
CLO	4,235	—	—	3,732	503
ABS	8,394	—	—	555	7,839
Total AFS securities – related parties	13,985	—	—	4,457	9,528
Trading securities	871	—	—	—	871
Equity securities	304	—	59	—	245
Mortgage loans	1,234	—	—	—	1,234
Investment funds	1,043	—	—	—	1,043
Funds withheld at interest – embedded derivative	(972)	—	—	—	(972)
Other investments	327	—	—	—	327
Reinsurance recoverable	1,301	—	—	—	1,301
Other assets	431	—	—	—	431
Assets of consolidated VIEs
Trading securities	2,133	—	—	275	1,858
Mortgage loans	2,042	—	—	—	2,042
Investment funds	15,090	13,688	—	—	1,402
Other investments	94	—	—	2	92
Cash and cash equivalents	152	—	152	—	—
Total assets measured at fair value	$206,330	$13,688	$16,000	$116,203	$60,439
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$7,345	$—	$—	$—	$7,345
Universal life benefits	739	—	—	—	739
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,100	—	—	—	1,100
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	551	—	—	—	551
Market risk benefits	3,021	—	—	—	3,021
Derivative liabilities	1,892	—	43	1,848	1
Other liabilities	124	—	—	(89)	213
Total liabilities measured at fair value	$14,772	$—	$43	$1,759	$12,970

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,577	$—	$2,570	$7	$—
US state, municipal and political subdivisions	927	—	—	927	—
Foreign governments	907	—	—	906	1
Corporate	60,901	—	—	59,236	1,665
CLO	16,493	—	—	16,493	—
ABS	10,527	—	—	5,660	4,867
CMBS	4,158	—	—	4,158	—
RMBS	5,914	—	—	5,682	232
Total AFS securities	102,404	—	2,570	93,069	6,765
Trading securities	1,595	—	23	1,519	53
Equity securities	1,087	—	150	845	92
Mortgage loans	27,454	—	—	—	27,454
Funds withheld at interest – embedded derivative	(4,847)	—	—	—	(4,847)
Derivative assets	3,309	—	42	3,267	—
Short-term investments	520	—	29	455	36
Other investments	611	—	—	170	441
Cash and cash equivalents	7,779	—	7,779	—	—
Restricted cash	628	—	628	—	—
Investments in related parties
AFS securities
Corporate	982	—	—	170	812
CLO	3,079	—	—	2,776	303
ABS	5,760	—	—	218	5,542
Total AFS securities – related parties	9,821	—	—	3,164	6,657
Trading securities	878	—	—	—	878
Equity securities	279	—	—	—	279
Mortgage loans	1,302	—	—	—	1,302
Investment funds	959	—	—	—	959
Funds withheld at interest – embedded derivative	(1,425)	—	—	—	(1,425)
Other investments	303	—	—	—	303
Reinsurance recoverable	1,388	—	—	—	1,388
Other assets	481	—	—	—	481
Assets of consolidated VIEs
Trading securities	1,063	—	5	436	622
Mortgage loans	2,055	—	—	—	2,055
Investment funds	12,480	10,009	—	—	2,471
Other investments	101	—	—	2	99
Cash and cash equivalents	362	—	362	—	—
Total assets measured at fair value	$170,587	$10,009	$11,588	$102,927	$46,063
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$5,841	$—	$—	$—	$5,841
Universal life benefits	829	—	—	—	829
Future policy benefits
AmerUs Closed Block	1,164	—	—	—	1,164
ILICO Closed Block and life benefits	548	—	—	—	548
Market risk benefits	2,970	—	—	—	2,970
Derivative liabilities	1,646	—	38	1,607	1
Other liabilities	65	—	—	(77)	142
Total liabilities measured at fair value	$13,063	$—	$38	$1,530	$11,495

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Trading securities	$(137)	$(121)	$(105)	$(489)
Mortgage loans	(984)	(1,279)	(909)	(3,344)
Investment funds	(66)	(47)	25	9
Future policy benefits	59	90	64	363
Other liabilities	(4)	—	(71)	—
Total gains (losses)	$(1,132)	$(1,357)	$(996)	$(3,461)

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	September 30, 2023	December 31, 2022
Unpaid principal balance	$45,170	$33,653
Mark to fair value	(3,916)	(2,842)
Fair value	$41,254	$30,811

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2023	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$161	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(62)	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$99	$19

Fair value of commercial mortgage loans 90 days or more past due	$40	$2
Fair value of commercial mortgage loans in non-accrual status	59	19

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2023	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$495	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(57)	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$438	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$438	$472
Fair value of residential mortgage loans in non-accrual status	312	360

1 As of September 30, 2023 and December 31, 2022 includes $126 million and $221 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Mortgage loans	$(20)	$18	$(31)	$(34)

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

	Three months ended September 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$48	$—	$(2)	$—	—	$46	$—	$(2)
Corporate	2,460	(8)	(25)	(26)	(20)	2,381	—	(27)
ABS	5,305	—	14	(255)	(438)	4,626	—	4
CMBS	12	—	—	—	—	12	—	—
RMBS	6	—	—	261	(4)	263	—	—
Trading securities	38	(1)	—	(5)	—	32	(1)	—
Equity securities	67	7	—	—	—	74	7	—
Mortgage loans	34,668	(850)	—	4,160	—	37,978	(850)	—
Funds withheld at interest – embedded derivative	(4,356)	(625)	—	—	—	(4,981)	—	—
Short-term investments	30	—	(1)	100	—	129	—	(1)
Other investments	337	(5)	—	145	—	477	(5)	—
Investments in related parties
AFS securities
Corporate	1,171	1	(10)	24	—	1,186	—	(10)
CLO	495	—	8	—	—	503	—	8
ABS	7,742	(2)	(11)	110	—	7,839	(6)	(14)
Trading securities	867	4	—	—	—	871	3	—
Equity securities	252	(7)	—	—	—	245	(7)	—
Mortgage loans	1,296	(61)	—	(1)	—	1,234	(61)	—
Investment funds	1,061	(18)	—	—	—	1,043	(18)	—
Funds withheld at interest – embedded derivative	(1,297)	325	—	—	—	(972)	—	—
Other investments	343	(16)	—	—	—	327	(16)	—
Reinsurance recoverable	1,436	(135)	—	—	—	1,301	—	—
Assets of consolidated VIEs
Trading securities	1,425	(48)	—	(45)	526	1,858	(48)	—
Mortgage loans	2,113	(73)	—	2	—	2,042	(73)	—
Investment funds	1,351	(30)	—	81	—	1,402	(30)	—
Other investments	99	5	—	(12)	—	92	5	—
Total Level 3 assets	$56,969	$(1,537)	$(27)	$4,539	$64	$60,008	$(1,100)	$(42)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(8,198)	$1,251	$—	$(398)	$—	$(7,345)	$—	$—
Universal life benefits	(854)	115	—	—	—	(739)	—	—
Future policy benefits
AmerUs Closed Block	(1,159)	59	—	—	—	(1,100)	—	—
ILICO Closed Block and life benefits	(571)	20	—	—	—	(551)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(209)	(4)	—	—	—	(213)	—	—
Total Level 3 liabilities	$(10,992)	$1,441	$—	$(398)	$—	$(9,949)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,588	(16)	(58)	205	(57)	1,662	—	(55)
CLO	—	—	—	3	—	3	—	—
ABS	3,594	2	(50)	198	104	3,848	—	(60)
RMBS	68	—	(1)	(1)	(66)	—	—	—
Trading securities	58	(4)	—	(2)	2	54	(4)	—
Equity securities	62	10	—	—	—	72	11	—
Mortgage loans	25,218	(1,117)	—	1,044	—	25,145	(1,111)	—
Investment funds	19	—	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	(3,958)	(1,301)	—	—	—	(5,259)	—	—
Short-term investments	58	—	—	(23)	—	35	—	—
Other investments	—	—	—	—	496	496	—	—
Investments in related parties
AFS securities
Corporate	849	1	(17)	114	(94)	853	—	(15)
CLO	325	—	(14)	—	—	311	—	(14)
ABS	5,026	(3)	(73)	284	94	5,328	—	(73)
Trading securities	891	4	—	5	5	905	4	—
Equity securities	163	(18)	—	195	—	340	(18)	—
Mortgage loans	1,416	(82)	—	(3)	—	1,331	(82)	—
Investment funds	818	(29)	—	—	—	789	(29)	—
Funds withheld at interest – embedded derivative	(1,129)	(442)	—	—	—	(1,571)	—	—
Other investments	—	—	—	—	274	274	—	—
Reinsurance recoverable	1,580	(104)	—	—	—	1,476	—	—
Assets of consolidated VIEs
Trading securities	330	(7)	—	529	(232)	620	(7)	—
Equity securities	—	—	—	—	15	15	—	—
Mortgage loans	1,626	(80)	—	96	21	1,663	(79)	—
Investment funds	1,053	(19)	—	1,694	(422)	2,306	(19)	—
Other investments	31	—	—	—	105	136	—	—
Total Level 3 assets	$39,688	$(3,205)	$(213)	$4,338	$226	$40,834	$(1,334)	$(217)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,176)	$526	$—	$(348)	$—	$(4,998)	$—	$—
Universal life benefits	(943)	91	—	—	—	(852)	—	—
Future policy benefits
AmerUs Closed Block	(1,247)	90	—	—	—	(1,157)	—	—
ILICO Closed Block and life benefits	(623)	11	—	—	—	(612)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Total Level 3 liabilities	$(7,990)	$718	$—	$(348)	$—	$(7,620)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$1	$—	$(2)	$47	$—	$46	$—	$(2)
Corporate	1,665	(9)	(1)	1,170	(444)	2,381	—	(7)
ABS	4,867	—	(36)	794	(999)	4,626	—	(49)
CMBS	—	—	—	—	12	12	—	(1)
RMBS	232	6	2	258	(235)	263	—	—
Trading securities	53	2	—	(12)	(11)	32	—	—
Equity securities	92	(5)	—	—	(13)	74	(5)	—
Mortgage loans	27,454	(794)	—	11,318	—	37,978	(792)	—
Funds withheld at interest – embedded derivative	(4,847)	(134)	—	—	—	(4,981)	—	—
Short-term investments	36	—	(3)	70	26	129	—	(1)
Other investments	441	(5)	—	41	—	477	(7)	—
Investments in related parties
AFS securities
Corporate	812	2	(18)	175	215	1,186	—	(18)
CLO	303	—	15	185	—	503	—	15
ABS	5,542	7	38	1,968	284	7,839	(2)	32
Trading securities	878	6	—	(13)	—	871	3	—
Equity securities	279	(2)	—	(32)	—	245	(3)	—
Mortgage loans	1,302	(44)	—	(24)	—	1,234	(44)	—
Investment funds	959	52	—	32	—	1,043	53	—
Funds withheld at interest – embedded derivative	(1,425)	453	—	—	—	(972)	—	—
Other investments	303	(18)	—	42	—	327	(19)	—
Reinsurance recoverable	1,388	(87)	—	—	—	1,301	—	—
Assets of consolidated VIEs
Trading securities	622	(40)	—	(55)	1,331	1,858	(40)	—
Mortgage loans	2,055	(71)	—	58	—	2,042	(71)	—
Investment funds	2,471	(7)	—	73	(1,135)	1,402	(7)	—
Other investments	99	7	—	(14)	—	92	7	—
Total Level 3 assets	$45,582	$(681)	$(5)	$16,081	$(969)	$60,008	$(927)	$(31)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(277)	$—	$(1,227)	$—	$(7,345)	$—	$—
Universal life benefits	(829)	90	—	—	—	(739)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	64	—	—	—	(1,100)	—	—
ILICO Closed Block and life benefits	(548)	(3)	—	—	—	(551)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(71)	—	—	—	(213)	—	—
Total Level 3 liabilities	$(8,525)	$(197)	$—	$(1,227)	$—	$(9,949)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	January 1, 2022	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(19)	(135)	385	92	1,662	—	(120)
CLO	14	(2)	—	(9)	—	3	—	—
ABS	3,619	9	(145)	198	167	3,848	—	(116)
CMBS	43	—	(17)	—	(26)	—	—	—
RMBS	—	—	(1)	67	(66)	—	—	—
Trading securities	69	(10)	—	6	(11)	54	(4)	—
Equity securities	429	27	—	(3)	(381)	72	25	—
Mortgage loans	21,154	(2,888)	—	6,879	—	25,145	(2,878)	—
Investment funds	18	1	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	—	(5,259)	—	—	—	(5,259)	—	—
Short-term investments	29	—	(1)	7	—	35	—	(1)
Other investments	—	—	—	—	496	496	—	—
Investments in related parties
AFS securities
Corporate	670	(3)	(23)	250	(41)	853	—	(22)
CLO	202	—	(21)	130	—	311	—	(21)
ABS	6,445	(4)	(208)	(957)	52	5,328	—	(193)
Trading securities	1,771	3	—	(1,057)	188	905	(4)	—
Equity securities	284	(32)	—	76	12	340	(27)	—
Mortgage loans	1,369	(206)	—	168	—	1,331	(206)	—
Investment funds	2,855	(1)	—	(34)	(2,031)	789	(1)	—
Funds withheld at interest – embedded derivative	—	(1,571)	—	—	—	(1,571)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Other investments	—	—	—	—	274	274	—	—
Reinsurance recoverable	1,991	(515)	—	—	—	1,476	—	—
Assets of consolidated VIEs
Trading securities	—	(7)	—	529	98	620	(7)	—
Equity securities	—	—	—	—	15	15	—	—
Mortgage loans	2,152	(250)	—	(58)	(181)	1,663	(250)	—
Investment funds	1,297	9	—	1,855	(855)	2,306	9	—
Other investments	—	—	—	31	105	136	—	—
Total Level 3 assets	$45,752	$(10,718)	$(551)	$8,516	$(2,165)	$40,834	$(3,343)	$(473)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,408)	$3,079	$—	$(669)	$—	$(4,998)	$—	$—
Universal life benefits	(1,235)	383	—	—	—	(852)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	363	—	—	—	(1,157)	—	—
ILICO Closed Block and life benefits	(742)	130	—	—	—	(612)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities	$(10,908)	$3,957	$—	$(669)	$—	$(7,620)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$26	$—	$—	$(52)	$(26)	$—	$(20)	$(20)
ABS	221	—	(13)	(463)	(255)	357	(795)	(438)
RMBS	261	—	—	—	261	—	(4)	(4)
Trading securities	—	—	—	(5)	(5)	—	—	—
Mortgage loans	5,696	—	(285)	(1,251)	4,160	—	—	—
Short-term investments	100	—	—	—	100	—	—	—
Other investments	145	—	—	—	145	—	—	—
Investments in related parties
AFS securities
Corporate	27	—	—	(3)	24	—	—	—
ABS	426	—	—	(316)	110	—	—	—
Trading securities	1	—	(1)	—	—	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Assets of consolidated VIEs
Trading securities	6	—	(51)	—	(45)	526	—	526
Mortgage loans	4	—	—	(2)	2	—	—	—
Investment funds	113	—	(32)	—	81	—	—	—
Other investments	2	—	(14)	—	(12)	—	—	—
Total Level 3 assets	$7,028	$—	$(396)	$(2,093)	$4,539	$883	$(819)	$64

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(573)	$—	$175	$(398)	$—	$—	$—
Total Level 3 liabilities	$—	$(573)	$—	$175	$(398)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$228	$—	$(3)	$(20)	$205	$83	$(140)	$(57)
CLO	3	—	—	—	3	—	—	—
ABS	344	—	—	(146)	198	116	(12)	104
RMBS	—	—	—	(1)	(1)	—	(66)	(66)
Trading securities	—	—	—	(2)	(2)	3	(1)	2
Mortgage loans	1,900	—	(51)	(805)	1,044	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	—	—	—	(23)	(23)	—	—	—
Other investments	—	—	—	—	—	496	—	496
Investments in related parties
AFS securities
Corporate	116	—	—	(2)	114	—	(94)	(94)
ABS	887	—	—	(603)	284	94	—	94
Trading securities	5	—	—	—	5	5	—	5
Equity securities	195	—	—	—	195	—	—	—
Mortgage loans	—	—	—	(3)	(3)	—	—	—
Other investments	—	—	—	—	—	274	—	274
Assets of consolidated VIEs
Trading securities	529	—	—	—	529	100	(332)	(232)
Equity securities	—	—	—	—	—	15	—	15
Mortgage loans	102	—	—	(6)	96	21	—	21
Investment funds	1,695	—	(1)	—	1,694	—	(422)	(422)
Other investments	—	—	—	—	—	105	—	105
Total Level 3 assets	$6,004	$—	$(55)	$(1,611)	$4,338	$1,312	$(1,086)	$226

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(456)	$—	$108	$(348)	$—	$—	$—
Total Level 3 liabilities	$—	$(456)	$—	$108	$(348)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,338	—	—	(168)	1,170	29	(473)	(444)
ABS	1,552	—	(33)	(725)	794	695	(1,694)	(999)
CMBS	—	—	—	—	—	12	—	12
RMBS	262	—	—	(4)	258	5	(240)	(235)
Trading securities	8	—	—	(20)	(12)	5	(16)	(11)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	14,361	—	(348)	(2,695)	11,318	—	—	—
Short-term investments	100	—	—	(30)	70	26	—	26
Other investments	472	—	—	(431)	41	—	—	—
Investments in related parties
AFS securities
Corporate	184	—	—	(9)	175	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	3,132	—	(162)	(1,002)	1,968	284	—	284
Trading securities	28	—	(38)	(3)	(13)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(24)	(24)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	26	—	(81)	—	(55)	1,362	(31)	1,331
Mortgage loans	63	—	—	(5)	58	—	—	—
Investment funds	113	—	(40)	—	73	475	(1,610)	(1,135)
Other investments	7	—	(21)	—	(14)	—	—	—
Total Level 3 assets	$21,958	$—	$(723)	$(5,154)	$16,081	$3,108	$(4,077)	$(969)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,708)	$—	$481	$(1,227)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,708)	$—	$481	$(1,227)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in1	Transfers out[1]	Net transfers in (out)
Assets
AFS securities
Corporate	$681	$—	$(173)	$(123)	$385	$276	$(184)	$92
CLO	3	—	—	(12)	(9)	—	—	—
ABS	2,579	—	(1,791)	(590)	198	484	(317)	167
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	68	—	—	(1)	67	—	(66)	(66)
Trading securities	8	—	—	(2)	6	42	(53)	(11)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	9,377	—	(181)	(2,317)	6,879	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	59	—	—	(52)	7	—	—	—
Other investments	—	—	—	—	—	496	—	496
Investments in related parties
AFS securities
Corporate	483	—	(217)	(16)	250	53	(94)	(41)
CLO	130	—	—	—	130	—	—	—
ABS	2,160	—	(93)	(3,024)	(957)	1,916	(1,864)	52
Trading securities	41	—	(1,052)	(46)	(1,057)	1,448	(1,260)	188
Equity securities	195	—	(119)	—	76	125	(113)	12
Mortgage securities	182	—	—	(14)	168	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Other investments	—	—	—	—	—	274	—	274
Assets of consolidated VIEs
Trading securities	529	—	—	—	529	430	(332)	98
Equity securities	—	—	—	—	—	15	—	15
Mortgage loans	102	—	—	(160)	(58)	42	(223)	(181)
Investment funds	1,981	—	(126)	—	1,855	11,087	(11,942)	(855)
Other investments	31	—	—	—	31	2,007	(1,902)	105
Total Level 3 assets	$18,662	$—	$(3,789)	$(6,357)	$8,516	$18,714	$(20,879)	$(2,165)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,053)	$—	$384	$(669)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,053)	$—	$384	$(669)	$—	$—	$—

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

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	September 30, 2023
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$14,272	Discounted cash flow	Discount rate	2.3%	18.8%	7.2%	[1]	Decrease

Mortgage loans	41,254	Discounted cash flow	Discount rate	2.2%	21.9%	7.0%	[1]	Decrease

Investment funds	483	Discounted cash flow	Discount rate	6.3%	6.3%	6.3%		Decrease
	511	Net tangible asset values	Implied multiple	1.18x	1.18x	1.18x		Increase
	408	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	7,345	Discounted cash flow	Nonperformance risk	0.6%	1.6%	1.2%	[2]	Decrease
			Option budget	0.5%	5.9%	2.3%	[3]	Increase
			Surrender rate	6.7%	13.3%	8.8%	[3]	Decrease

	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$10,671	Discounted cash flow	Discount rate	2.2%	18.8%	6.8%	[1]	Decrease

Mortgage loans	30,811	Discounted cash flow	Discount rate	1.5%	22.1%	6.3%	[1]	Decrease

Investment funds	506	Discounted cash flow	Discount rate	6.4%	6.4%	6.4%		Decrease
	873	Discounted cash flow / Guideline public equity	Discount rate / P/E	16.5% / 9x	16.5% / 9x	16.5% / 9x		Decrease/Increase
	529	Net tangible asset values	Implied multiple	1.26x	1.26x	1.26x		Increase
	563	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,841	Discounted cash flow	Nonperformance risk	0.1%	1.7%	1.0%	[2]	Decrease
			Option budget	0.5%	5.3%	1.9%	[3]	Increase
			Surrender rate	5.1%	11.5%	8.1%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of September 30, 2023 and December 31, 2022, the carrying amount of the equity securities was $400 million and $400 million, respectively, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$124	$124	$124	$—	$—	$—
Policy loans	336	336	—	—	336	—
Funds withheld at interest	30,934	30,934	—	—	—	30,934
Other investments	40	45	—	—	—	45
Investments in related parties
Investment funds	561	561	561	—	—	—
Funds withheld at interest	7,592	7,592	—	—	—	7,592
Short-term investments	949	949	—	—	949	—
Total financial assets not carried at fair value	$40,536	$40,541	$685	$—	$1,285	$38,571

Financial liabilities
Interest sensitive contract liabilities	$140,229	$126,779	$—	$—	$—	$126,779
Debt	3,634	2,839	—	—	2,839	—
Securities to repurchase	4,512	4,512	—	—	4,512	—
Funds withheld liability	349	349	—	—	349	—
Total financial liabilities not carried at fair value	$148,724	$134,479	$—	$—	$7,700	$126,779

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

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

	Nine months ended September 30, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	426	609	2	3	447	—	1,487
Amortization	(74)	(69)	(3)	(1)	(40)	(315)	(502)
Other	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	$656	$1,295	$10	$11	$806	$2,670	$5,448

	Nine months ended September 30, 2022
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	175	555	13	7	266	—	1,016
Amortization	(5)	(17)	(2)	—	(5)	(289)	(318)
Balance at September 30, 2022	$170	$538	$11	$7	$261	$3,083	$4,070

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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected amortization
2023[1]	$87
2024	324
2025	292
2026	260
2027	228
2028	197

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

	Nine months ended September 30, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	18,011	8,960	4,893	3,760	35,624
Policy charges	(2)	(481)	—	—	(483)
Surrenders and withdrawals	(8,207)	(8,292)	(110)	(25)	(16,634)
Benefit payments	(738)	(1,216)	(2,264)	(223)	(4,441)
Interest credited	1,284	802	628	110	2,824
Foreign exchange	(77)	(1)	(26)	(344)	(448)
Other [1]	63	77	(46)	(1,419)	(1,325)
Balance at September 30, 2023	$53,852	$92,509	$30,514	$6,581	$183,456

	September 30, 2023
Weighted average crediting rate	3.7%	2.3%	3.1%	2.7%	2.9%
Net amount at risk	$425	$14,438	$—	$104	$14,967
Cash surrender value	50,352	84,052	—	5,335	139,739

[1] Other includes a $1,371 million reduction of reserves related to the Venerable Insurance and Annuity Company (VIAC) recapture agreement. See Note 13 – Related Parties for further information.

	Nine months ended September 30, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	7,475	8,110	6,770	1,995	24,350
Policy charges	(2)	(441)	—	—	(443)
Surrenders and withdrawals	(3,435)	(5,679)	(505)	(9)	(9,628)
Benefit payments	(703)	(1,215)	(2,659)	(249)	(4,826)
Interest credited	718	1,487	474	64	2,743
Foreign exchange	—	—	(899)	(109)	(1,008)
Other	—	—	(693)	(17)	(710)
Balance at September 30, 2022	$39,652	$92,017	$26,111	$4,088	$161,868

	September 30, 2022
Weighted average crediting rate	2.9%	2.1%	2.2%	2.9%	2.3%
Net amount at risk	$421	$13,169	$—	$36	$13,626
Cash surrender value	37,777	83,705	—	1,686	123,168

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	September 30,
(In millions)	2023	2022
Traditional deferred annuities	$53,852	$39,652
Indexed annuities	92,509	92,017
Funding agreements	30,514	26,111
Other investment-type	6,581	4,088
Reconciling items[1]	5,609	5,010
Interest sensitive contract liabilities	$189,065	$166,878

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities and wholly ceded universal life insurance contracts.

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$28,564	$19,709	$90,121	$138,394
2.0% – < 4.0%	28,838	1,128	541	30,507
4.0% – < 6.0%	11,433	9	1	11,443
6.0% and greater	3,112	—	—	3,112
Total	$71,947	$20,846	$90,663	$183,456

	September 30, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$25,599	$26,909	$65,484	$117,992
2.0% – < 4.0%	37,150	1,491	477	39,118
4.0% – < 6.0%	4,611	11	6	4,628
6.0% and greater	130	—	—	130
Total	$67,490	$28,411	$65,967	$161,868

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies).

The following is a rollforward of the expected value of future policy benefits:

	Payout annuities with life contingencies
	Nine months ended September 30,
(In millions)	2023	2022
Present value of expected future policy benefits
Beginning balance	$36,422	$35,278
Effect of changes in discount rate assumptions	8,425	—
Beginning balance at original discount rate	44,847	35,278
Effect of changes in cash flow assumptions	(297)	—
Effect of actual experience compared to expected experience	(36)	(115)
Adjusted balance	44,514	35,163
Issuances	9,120	10,666
Interest accrual	1,194	802
Benefit payments	(2,731)	(2,193)
Foreign exchange	5	(90)
Other[1]	(1,509)	—
Ending balance at original discount rate	50,593	44,348
Effect of changes in discount rate assumptions	(9,753)	(8,833)
Ending balance	$40,840	$35,515

[1] Other represents $1,509 million reduction of reserves related to the VIAC recapture agreement. See Note 13 – Related Parties for further information.

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	September 30,
(In millions)	2023	2022
Payout annuities with life contingencies	$40,840	$35,515
Reconciling items[1]	5,832	5,770
Future policy benefits	$46,672	$41,285

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

The following is a reconciliation of premiums to the condensed consolidated statements of income (loss):

	Nine months ended September 30,
(In millions)	2023	2022
Payout annuities with life contingencies	$9,142	$10,745
Reconciling items[1]	21	24
Premiums	$9,163	$10,769

[1] Reconciling items premiums related to our immaterial lines of business including term and whole life, and accident and health and disability.

Gross premiums are recorded within premiums on the condensed consolidated statements of income (loss). Interest expense related to future policy benefits was $1,194 million and $802 million during the nine months ended September 30, 2023 and 2022, respectively, and is recorded as a component of policy and other operating expenses on the condensed consolidated statements of income (loss).

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2023, future policy benefits for payout annuities with life contingencies increased by $4,418 million, which was driven by $9,120 million of issuances, primarily pension group annuities, and $1,194 million of interest accrual, partially offset by $2,731 million of benefit payments, $1,509 million reduction in reserve relating to recapture, $1,328 million change in discount rate assumptions related to an increase in rates, and $297 million resulting from favorable unlocking of assumptions, primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

During the nine months ended September 30, 2022, future policy benefits for payout annuities with life contingencies increased by $237 million, which was driven by $10,666 million of issuances, primarily pension group annuities, and $802 million of interest accrual, partially offset by a $8,833 million change in discount rate assumptions related to an increase in rates and $2,193 million of benefit payments.

The following represents the undiscounted and discounted expected future benefit payments for the liability for future policy benefits. As these relate to payout annuities for single premium immediate annuities with life contingencies, there are no expected future gross premiums.

	September 30, 2023		September 30, 2022
(In millions)	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$73,933	$50,593	$63,743	$44,348

The following represents the weighted-average durations and the weighted-average interest rates of future policy benefits:

	September 30,
	2023	2022
Weighted-average liability duration (in years)	9.6	10.2
Weighted-average interest accretion rate	3.6%	3.1%
Weighted-average current discount rate	6.1%	5.6%

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income (loss):

	Nine months ended September 30,
(In millions)	2023	2022
Reserves	$333	$115
Deferred profit liability	(243)	(110)
Negative VOBA	(54)	—
Total remeasurement gains (losses)	$36	$5

During the nine months ended September 30, 2023 and 2022, we recorded reserve increases of $110 million and $38 million, respectively, to the condensed consolidated statements of income (loss) as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Nine months ended September 30, 2023
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	47	47
Interest accrual	7	108	115
Attributed fees collected	2	250	252
Benefit payments	(1)	(24)	(25)
Effect of changes in interest rates	(18)	(591)	(609)
Effect of changes in equity	—	(26)	(26)
Effect of actual behavior compared to expected behavior	4	42	46
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	174	2,562	2,736
Effect of changes in instrument-specific credit risk	(7)	(139)	(146)
Balance at September 30, 2023	$167	$2,423	$2,590

	September 30, 2023
Net amount at risk	$425	$14,438	$14,863
Weighted-average attained age of contract holders (in years)	75	69	69

	Nine months ended September 30, 2022
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	42	42
Interest accrual	2	24	26
Attributed fees collected	2	245	247
Benefit payments	(3)	(38)	(41)
Effect of changes in interest rates	(77)	(2,016)	(2,093)
Effect of changes in equity	—	188	188
Effect of actual behavior compared to expected behavior	4	27	31
Effect of changes in other future expected assumptions	(2)	(41)	(43)
Balance, end of period, before changes in instrument-specific credit risk	179	2,625	2,804
Effect of changes in instrument-specific credit risk	(18)	(506)	(524)
Balance at September 30, 2022	$161	$2,119	$2,280

	September 30, 2022
Net amount at risk	$421	$13,169	$13,590
Weighted-average attained age of contract holders (in years)	75	69	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	September 30, 2023			September 30, 2022
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$167	$167	$—	$161	$161
Indexed annuities	431	2,854	2,423	511	2,630	2,119
Total	$431	$3,021	$2,590	$511	$2,791	$2,280

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2023, net market risk benefit liabilities increased by $101 million, which was primarily driven by $252 million in fees collected from policyholders, a $220 million change in instrument-specific credit risk related to tightening of credit spreads and $115 million of interest accrual, partially offset by a decrease of $609 million related to changes in the risk-free discount rate across the curve.

During the nine months ended September 30, 2022, net market risk benefit liabilities decreased by $2,167 million, which was primarily driven by a decrease of $2,093 million related to changes in the risk-free discount rate across the curve and a $524 million change in instrument-specific credit risk related to widening of credit spreads, partially offset by $247 million of fees collected from policyholders and $188 million of changes related to equity market performance.

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

The following summarizes the unobservable inputs for market risk benefits:

	September 30, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,590	Discounted cash flow	Nonperformance risk	0.6%	1.6%	1.4%	[1]	Decrease
			Option budget	0.5%	5.9%	1.9%	[2]	Decrease
			Surrender rate	3.4%	6.5%	4.6%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.2%	[3]	Increase

	September 30, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,280	Discounted cash flow	Nonperformance risk	0.6%	1.9%	1.6%	[1]	Decrease
			Option budget	0.5%	4.5%	1.6%	[2]	Decrease
			Surrender rate	3.3%	6.8%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	81.9%	[3]	Increase

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

1.Consolidated debt-to-capitalization ratio not to exceed 35%;
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

As of September 30, 2023 and December 31, 2022, we had no amounts outstanding under the current or previous credit facilities and were in compliance with all financial covenants under the facilities.

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

On February 7, 2023, we borrowed $1.0 billion from the previous liquidity facility for short-term cash flow needs, which was repaid in the first quarter of 2023. As of September 30, 2023 and December 31, 2022, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2023	$(11,049)	$(378)	$26	$4,708	$312	$5	$(6,376)
Other comprehensive income (loss) before reclassifications	(3,199)	33	(192)	1,317	(254)	(21)	(2,316)
Less: Reclassification adjustments for gains (losses) realized[1]	(11)	—	21	—	—	—	10
Less: Income tax expense (benefit)	(654)	6	(46)	273	(52)	(3)	(476)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of subsidiary issuance of equity interests and tax	(577)	(3)	(26)	471	(8)	(4)	(147)
Balance at September 30, 2023	$(13,006)	$(348)	$(115)	$5,281	$118	$(9)	$(8,079)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2022	$(9,996)	$(138)	$(28)	$4,079	$448	$(63)	$(5,698)
Other comprehensive income (loss) before reclassifications	(5,824)	(128)	(79)	2,374	(52)	9	(3,700)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(24)	—	1	—	—	—	(23)
Less: Income tax expense (benefit)	(1,001)	(23)	(12)	325	(9)	(7)	(727)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(713)	(5)	(91)	641	(1)	(6)	(175)
Balance at September 30, 2022	$(14,082)	$(238)	$(5)	$5,487	$406	$(41)	$(8,473)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,565)	$(334)	$47	$5,256	$285	$(10)	$(7,321)
Other comprehensive income (loss) before reclassifications	(1,841)	(31)	(214)	1,328	(220)	6	(972)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(105)	—	66	—	—	—	(39)
Less: Income tax expense (benefit)	(828)	(12)	(68)	777	(46)	2	(175)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of subsidiary issuance of equity interests and tax	(467)	(5)	(50)	526	(7)	3	—
Balance at September 30, 2023	$(13,006)	$(348)	$(115)	$5,281	$118	$(9)	$(8,079)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(20,037)	(319)	(112)	8,833	524	(72)	(11,183)
Less: Reclassification adjustments for gains (losses) realized[1]	(178)	—	16	—	—	—	(162)
Less: Income tax expense (benefit)	(3,526)	(57)	(21)	1,284	112	(12)	(2,220)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(2,251)	(24)	(102)	2,062	6	(19)	(328)
Balance at September 30, 2022	$(14,082)	$(238)	$(5)	$5,487	$406	$(41)	$(8,473)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).
12. Income Taxes

The income tax expense (benefit) was $162 million and $(121) million for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 33% and 10% for the three months ended September 30, 2023 and 2022, respectively. The income tax expense (benefit) was $458 million and $(783) million for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 18% and 12% for the nine months ended September 30, 2023 and 2022, respectively.

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

During the three months ended September 30, 2023 and 2022, we incurred management fees, inclusive of the base and sub-allocation fees, of $249 million and $195 million, respectively. During the nine months ended September 30, 2023 and 2022, we incurred management fees, inclusive of the base and sub-allocation fees, of $703 million and $563 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of September 30, 2023 and December 31, 2022, management fees payable were $95 million and $80 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions

Apollo Aligned Alternatives Aggregator, L.P. (AAA) – We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the nine months ended September 30, 2022, we contributed $8,007 million of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA.

Wheels Donlen – We contributed our limited partnership investment in Athene Freedom Parent, LP (Athene Freedom), for which an Apollo affiliate is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in Wheels, Inc., Donlen, LLC, and LeasePlan USA, Inc. (collectively, Wheels Donlen). We own securities issued by Wheels Donlen of $1,418 million and $1,024 million as of September 30, 2023 and December 31, 2022, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also have commitments to make additional investments in Wheels Donlen of $306 million as of September 30, 2023.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We previously directly held MidCap Financial profit participating notes until contribution to AAA during the second quarter of 2022. We also hold structured securities issued by MidCap Financial affiliates. As of September 30, 2023 and December 31, 2022, we held securities issued by MidCap Financial and its affiliates of $1,826 million and $1,262 million, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2023, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity securities. The following table summarizes our investments in Athora:

(In millions)	September 30, 2023	December 31, 2022
Investment fund	$1,043	$959
Non-redeemable preferred equity securities	239	273
Total investment in Athora	$1,282	$1,232

Additionally, as of September 30, 2023 and December 31, 2022, we had $58 million and $59 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $513 million as of September 30, 2023.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose), which we consolidate as a VIE. Apollo Rose has equity interests in Catalina Holdings (Bermuda) Ltd. (Catalina) and is reflected as a related party investment fund in assets of consolidated VIEs on the condensed consolidated balance sheets. During the fourth quarter of 2022, we entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $213 million and $142 million as of September 30, 2023 and December 31, 2022, respectively, which is included in other liabilities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Venerable – We have coinsurance and modco agreements with VIAC. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to those coinsurance and modco agreements. We recognized a gain of $555 million, which is included in other revenues on the condensed consolidated statements of income (loss), in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the recapture, we were required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023. VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $206 million and $240 million as of September 30, 2023 and December 31, 2022, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $327 million and $303 million as of September 30, 2023 and December 31, 2022, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. As of September 30, 2023 and December 31, 2022, we had $1,739 million and $1,046 million, respectively, of investments under the Strategic Partnership and these investments are typically included as consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We purchased both senior and subordinated notes of PK Air. During the first quarter of 2022, we contributed our investment in the subordinated notes to PK Air Holdings, LP (PK Air Holdings) and then contributed PK Air Holdings to AAA during the second quarter of 2022. We had investments in PK Air notes of $1,656 million and $1,183 million as of September 30, 2023 and December 31, 2022, respectively, which are included in related party AFS on the condensed consolidated balance sheets. We also have commitments to make additional investments in PK Air of $1,472 million as of September 30, 2023.

Apollo/Athene Dedicated Investment Programs I and II (collectively, ADIP) – ACRA 1 is partially owned by Apollo/Athene Dedicated Investment Program (ADIP I), a fund managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63.45% of the economic interests. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to Apollo/Athene Dedicated Investment Program II (ADIP II), a fund managed by Apollo, for $640 million. ALRe holds all of ACRA 2’s voting interests.

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Contributions from ADIP	$325	$336	$325	$1,047
Distributions to ADIP	(254)	—	(381)	—

Additionally, as of September 30, 2023 and December 31, 2022, we had $206 million and $202 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to noncontrolling interests.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $112 million and $78 million as of September 30, 2023 and December 31, 2022, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of September 30, 2023 and December 31, 2022, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Atlas Securitized Products Holdings LP (Atlas) – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of September 30, 2023 and December 31, 2022, we had $1,007 million and $0 million, respectively, of related party AFS securities issued by Atlas. Additionally, we have $922 million and $0 million of reverse repurchase agreements issued by Atlas as of September 30, 2023 and December 31, 2022, respectively, which are held as related party short-term investments on the condensed consolidated balance sheets. See Note 14 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

14. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $20.6 billion as of September 30, 2023. We expect most of our current commitments could be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2023 and December 31, 2022, we had $6.7 billion and $3.7 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of September 30, 2023 and December 31, 2022, we had $20.2 billion and $21.0 billion, respectively, of board-authorized FABN funding agreements outstanding. We had $14.2 billion of board-authorized FABN capacity remaining as of September 30, 2023.

We also established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special-purpose entity to purchase funding agreements from us. As of September 30, 2023 and December 31, 2022, we had $4.0 billion and $3.0 billion, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2023	December 31, 2022
AFS securities	$24,307	$15,366
Trading securities	163	55
Equity securities	77	38
Mortgage loans	10,802	8,849
Investment funds	193	103
Derivative assets	88	65
Short-term investments	68	120
Other investments	286	170
Restricted cash	1,218	628
Total restricted assets	$37,202	$25,394

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,326 million as of September 30, 2023. These letters of credit were issued for our reinsurance program and have expirations through June 19, 2026.

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

We have established a significant base of earnings and, as of September 30, 2023, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 8.4 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

Our total assets have grown to $269.8 billion as of September 30, 2023. For the nine months ended September 30, 2023 and the year ended December 31, 2022, we generated an annualized net investment spread of 1.98% and 1.71%, respectively.

The following table presents the inflows and outflows generated from our organic and inorganic channels as well as the breakout between Athene and the ACRA noncontrolling interests:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Retail	$6,523	$6,132	$21,883	$12,745
Flow reinsurance	3,174	2,291	7,749	4,330
Funding agreements[1]	3,245	1,588	4,893	9,039
Pension group annuities	—	2,944	9,058	10,446
Gross organic inflows	12,942	12,955	43,583	36,560
Gross inorganic inflows	—	—	—	—
Total gross inflows	12,942	12,955	43,583	36,560
Gross outflows[2]	(10,738)	(7,000)	(26,752)	(16,808)
Net flows	$2,204	$5,955	$16,831	$19,752

Inflows attributable to Athene[3]	$3,101	$11,000	$29,974	$29,222
Inflows attributable to ACRA noncontrolling interests[3]	9,841	1,955	13,609	7,338
Total gross inflows	$12,942	$12,955	$43,583	$36,560

Outflows attributable to Athene	$(9,550)	$(5,803)	$(22,972)	$(13,937)
Outflows attributable to ACRA noncontrolling interests	(1,188)	(1,197)	(3,780)	(2,871)
Total gross outflows[2]	$(10,738)	$(7,000)	$(26,752)	$(16,808)

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements.
[2] Gross outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, funding agreement repurchases and maturities and ceded reinsurance. Gross outflows in the third quarter of 2023 include the $2.7 billion of reserves recaptured by VIAC.

[3] Effective July 1, 2023, ADIP II purchased 50% of ACRA 2’s economic interests, resulting in approximately $6.8 billion of inflows attributable to Athene for the first six months of 2023 being retroactively attributed to ADIP II. This is reflected as an inflow for the ACRA noncontrolling interests and a reduction of Athene inflows in the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $43.6 billion and $36.6 billion for the nine months ended September 30, 2023 and 2022, respectively, which were underwritten to attractive returns. Gross organic inflows increased $7.0 billion, or 19% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, benefit payments, repurchases and maturities of our funding agreements, payments on payout annuities, pension group annuity payments and reinsurance outflows (collectively, gross outflows), in the aggregate were $26.8 billion and $16.8 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in gross outflows, which was within our expectations, was primarily related to certain reinsurance blocks in which the underlying policies have reached the end of the surrender charge period, the VIAC recapture transaction and annuity policies reaching the end of the surrender charge period in a higher rate environment. We believe that our credit profile, current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $21.9 billion and $12.7 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in our retail channel was driven by the strong performance of our multi-year guaranteed annuity (MYGA) and fixed indexed annuity products across our bank, independent marketing organization (IMO) and broker-dealer channels, exhibiting strong sales execution, the current rate environment and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our 52 IMOs, which represent approximately 85,000 independent agents, and with our growing network of 17 banks and 142 regional broker-dealers. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements. We believe this can support growth in sales at our targeted returns through increased volumes via existing IMO relationships and allow us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $7.7 billion and $4.3 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in our flow reinsurance channel from prior year was driven by record current year volumes related to new partners added in both the US and Japan in the current year as well as increased volumes from existing partnerships reflecting the elevated interest rate environment. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $14.0 billion and $19.5 billion for the nine months ended September 30, 2023 and 2022, respectively. The decrease in our institutional channel was driven by lower funding agreement and pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $4.9 billion and $9.0 billion for the nine months ended September 30, 2023 and 2022, respectively. The decrease in our funding agreement channel from prior year was primarily driven by fewer issuances through our FABN program as well as fewer issuances of long-term repurchase agreements as market conditions remain challenging, partially offset by higher FHLB issuances. Funding agreement inflows for the nine months ended September 30, 2023 consisted of $368 million of FABN issuances, $1.0 billion of FABR issuances, $3.5 billion of FHLB issuances and no long-term repurchase agreement issuances. As of September 30, 2023, we had funding agreements of $20.2 billion and $4.0 billion outstanding under our FABN and FABR programs, respectively, $6.7 billion outstanding with the FHLB and $2.9 billion of long-term repurchase agreements. During the nine months ended September 30, 2023, we issued group annuity contracts in the aggregate principal amount of $9.1 billion, compared to $10.4 billion during the nine months ended September 30, 2022. The decrease in our pension group annuity channel was primarily related to the elevated industry volumes in the prior year, partially offset by the closing of our largest single pension group annuity transaction to date in the second quarter of 2023. Since entering the pension group annuity market in 2017, we have closed 45 deals resulting in the issuance or reinsurance of group annuities of $50.5 billion with more than 550,000 plan participants as of September 30, 2023. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of September 30, 2023, we estimate that we have approximately $8.4 billion in capital available to deploy, consisting of approximately $2.6 billion in excess equity capital, $4.0 billion in untapped debt capacity (assuming a peer average adjusted debt-to-capitalization ratio of 25%, which is subject to general availability and market conditions), and $1.8 billion in available undrawn capital at ACRA, including strategic third-party sidecar capital, that was completed or is currently expected to be completed subsequent to the initial closing into ACRA 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To support our growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We own 36.55% of the economic interests in ACRA 1, with the remaining 63.45% of the economic interests being owned by ADIP I, a series of funds managed by an affiliate of Apollo. ACRA 1 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interest in ACRA 1.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

These shareholder-friendly, strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

AAA Investment

We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative AUM by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the nine months ended September 30, 2022, we contributed $8.0 billion of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA.

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

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East and between Ukraine and Russia, and corresponding sanctions imposed on Russia by the US and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

US inflation increased modestly during the third quarter of 2023 as the US Federal Reserve continued its interest rate hiking cycle, given that the Consumer Price Index persisted above the 2% target. The US Bureau of Labor Statistics reported that the annual US inflation rate increased to 3.7% as of September 30, 2023, compared to 3.0% as of June 30, 2023, despite action from the US Federal Reserve to temper inflation. The heightened US inflation rate persists due to a combination of supply and demand factors. The US Federal Reserve finished the third quarter of 2023 with a benchmark interest rate target range of 5.25% to 5.50%, following a 25 basis point hike at its July meeting. Notably, the US Federal Reserve paused rate hiking at its September meeting after four previous interest rate hikes in 2023.

Equity market performance continued to rally during the first part of the third quarter reaching a current year high at the end of July, but retreated in August and September to end the quarter down. High-yield, short-term bonds maintained their momentum, while the rest of the credit market declined due to the US Federal Reserve’s updated position on interest rates. In the US, the S&P 500 Index decreased by 3.6% during the third quarter of 2023, following an increase of 8.3% during the second quarter of 2023. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 4.9% in the third quarter of 2023, following an increase of 2.1% in the second quarter of 2023. As of October 2023, the International Monetary Fund estimated that the US economy will expand by 2.1% in 2023 and 1.5% in 2024. The US Bureau of Labor Statistics reported that the US unemployment rate increased to 3.8% as of September 30, 2023. Oil finished a volatile quarter up 28.5%, after depreciating by 6.6% during the second quarter of 2023.

Foreign exchange rates can impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar strengthened in the third quarter of 2023 compared to the euro. Relative to the US dollar, the euro depreciated 3.1% during the third quarter of 2023, after appreciating 0.6% in the second quarter of 2023. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Rates increased during the third quarter of 2023, with the US 10-year Treasury yield increasing to 4.59% at the end of the quarter. The US 2-year and 10-year Treasury yield curves remain inverted. Despite the magnitude of the inversion having decreased in the third quarter, recessionary concerns remain.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. As of September 30, 2023, our net invested asset portfolio included $42.0 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $14.8 billion of floating rate liabilities at notional, or 7% of our net invested assets, resulting in $27.2 billion of net floating rate assets, or 13% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of September 30, 2023, most of our products were deferred annuities with 18% of our fixed indexed annuities (FIAs) at the minimum guarantees and 20% of our fixed rate annuities at the minimum crediting rates. As of September 30, 2023, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 190 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $181.1 billion for the six months ended June 30, 2023, a 26.9% increase from the same time period in 2022, as higher interest rates spurred continued growth in the US annuity market. In the total annuity market, for the six months ended June 30, 2023 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $15.5 billion, translating to an 8.5% market share. For the six months ended June 30, 2022, we were the seventh largest provider of annuities based on sales of $6.7 billion, translating to a 4.7% market share.

According to LIMRA, total fixed annuity market sales in the US were $133.2 billion for the six months ended June 30, 2023, a 52.5% increase from the same time period in 2022. In the total fixed annuity market, for the six months ended June 30, 2023 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $15.0 billion, translating to an 11.3% market share. For the six months ended June 30, 2022, we were the fourth largest provider of fixed annuities based on sales of $6.2 billion, translating to a 7.1% market share.

According to LIMRA, total fixed indexed annuity market sales in the US were $48.4 billion for the six months ended June 30, 2023, a 34.4% increase from the same time period in 2022. For the six months ended June 30, 2023 (the most recent period for which specific market share data is available), we were the second largest provider of FIAs based on sales of $5.0 billion, translating to a 10.3% market share. For the six months ended June 30, 2022, we were the largest provider of FIAs based on sales of $4.5 billion, translating to a 12.6% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the US were $21.8 billion for the six months ended June 30, 2023, a 7.0% increase from the same time period in 2022. For the six months ended June 30, 2023 (the most recent period for which specific market share data is available), we were the eleventh largest provider of RILAs based on sales of $420 million, translating to a 1.9% market share. For the six months ended June 30, 2022, we were the eleventh largest provider of RILAs based on sales of $462 million, translating to a 2.3% market share. We believe RILAs represent a significant growth opportunity for Athene.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with accounting principles generally accepted in the United States of America (US GAAP), we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant US GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments), which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, both defined below, as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with US GAAP and should not be viewed as a substitute for the corresponding US GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the most directly comparable US GAAP measures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

Net investment spread is a key measure of profitability used in analyzing the trends of our core business operations. Net investment spread measures our investment performance plus our strategic capital management fees, less our total cost of funds. Net investment earned rate is a key measure of our investment performance while cost of funds is a key measure of the cost of our policyholder benefits and liabilities. Strategic capital management fees consist of management fees received by us for business managed for others, primarily the non-controlling interest portion of Athene’s business ceded to ACRA.

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to net investment income to arrive at our net investment earnings add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges and (e) the change in fair value of reinsurance assets, and removes the proportionate share of the ACRA net investment income associated with the noncontrolling interests. The gain or loss on our investment in Apollo was removed in prior years. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure. We believe a measure like net investment earned rate is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for net investment income presented under US GAAP.

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (2) funding agreement costs, including the interest payments and other reserve changes. Additionally, cost of crediting includes forward points gains and losses on foreign exchange derivative hedges. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs related to business that we have exited through ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

Other Operating Expenses

Other operating expenses excludes integration, restructuring and other non-operating expenses, stock compensation and long-term incentive plan expenses, interest expense, policy acquisition expenses and the proportionate share of the ACRA operating expenses associated with the noncontrolling interests. We believe a measure like other operating expenses is useful in analyzing the trends of our core business operations and profitability. While we believe other operating expenses is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for policy and other operating expenses presented under US GAAP.

Adjusted Debt-to-Capital Ratio

Adjusted debt-to-capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of tax. Adjusted debt-to-capital ratio is calculated as total debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common shareholder’s equity, preferred stock and the notional value of our debt. Adjusted AHL common shareholder’s equity is calculated as the ending AHL shareholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted debt-to-capital ratio should not be used as a substitute for the debt-to-capital ratio. However, we believe the adjustments to shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets include (a) total investments on the consolidated balance sheets, with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but do not include the proportionate share of investments associated with the noncontrolling interests. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under US GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and are used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life insurance business following acquisitions. For such transactions, US GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. We include the underlying liabilities assumed through modco reinsurance agreements in our net reserve liabilities calculation in order to match the liabilities with the expenses incurred. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under US GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Revenues	$1,436	$2,310	$18,182	$3,836
Benefits and expenses	943	3,483	15,675	10,361
Income (loss) before income taxes	493	(1,173)	2,507	(6,525)
Income tax expense (benefit)	162	(121)	458	(783)
Net income (loss)	331	(1,052)	2,049	(5,742)
Less: Net income (loss) attributable to noncontrolling interests	(155)	(465)	354	(2,435)
Net income (loss) attributable to Athene Holding Ltd. shareholders	486	(587)	1,695	(3,307)
Less: Preferred stock dividends	44	35	136	105
Net income (loss) available to AHL common shareholder	$442	$(622)	$1,559	$(3,412)

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

In this section, references to 2023 refer to the three months ended September 30, 2023 and references to 2022 refer to the three months ended September 30, 2022.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder increased by $1.1 billion, or 171%, to $442 million in 2023 from $(622) million in 2022. The increase in net income (loss) available to AHL common shareholder was driven by a $2.5 billion decrease in benefits and expenses, partially offset by an $874 million decrease in revenues, a $310 million increase in net income attributable to noncontrolling interests and a $283 million increase in income tax expense.

Revenues

Revenues decreased by $874 million to $1.4 billion in 2023 from $2.3 billion in 2022. The decrease was primarily driven by a decrease in premiums, partially offset by an increase in net investment income, an increase in other revenues, an increase in investment related gains (losses) and an increase in VIE investment related gains (losses).

Premiums decreased by $3.0 billion to $26 million in 2023 from $3.0 billion in 2022, primarily driven by a $2.9 billion decrease in pension group annuity premiums compared to the prior year.

Net investment income increased by $1.1 billion to $2.9 billion in 2023 from $1.8 billion in 2022, primarily driven by higher floating rate income, higher new money rates related to higher interest rates and growth in our investment portfolio attributed to strong net flows during the previous twelve months. These increases were partially offset by higher investment management fees driven by the strong growth in our investment portfolio.

Other revenues increased by $590 million to $564 million in 2023 from $(26) million in 2022, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement.

Investment related gains (losses) increased by $224 million to $(2.6) billion in 2023 from $(2.8) billion in 2022, primarily due to the changes in the fair value of reinsurance assets and mortgage loans as well as lower realized losses on AFS securities, partially offset by the unfavorable change in fair value of FIA hedging derivatives, lower foreign exchange derivative gains and an increase in the provision for credit losses. The change in fair value of reinsurance assets increased $1.1 billion and the change in fair value of mortgage loans increased $288 million, primarily driven by a smaller increase in US Treasury rates compared to the prior year and credit spread tightening in the current year compared to credit spread widening in the prior year. The favorable change in net realized gains and losses on AFS securities of $301 million was primarily related to foreign exchange impacts due to greater strengthening of the US dollar against foreign currencies in the prior year. The change in fair value of FIA hedging derivatives decreased $541 million, primarily due to the performance of the equity indices upon which our call options are based, with the current year impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our call options are based on the S&P 500 index, which decreased 3.6% in 2023, compared to a decrease of 5.3% in 2022. The decrease in foreign exchange gains on derivatives reflects the greater strengthening of the US dollar against foreign currencies in the prior year. The unfavorable change in the provision for credit losses of $231 million was mainly related to favorable adjustments to structured securities in the prior year as well as an increase in the allowance related to deterioration in China’s residential real estate market in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

VIE investment related gains (losses) increased by $171 million to $250 million in 2023 from $79 million in 2022, primarily driven by unrealized gains on assets held by AAA, the consolidation of additional VIEs and a favorable change in the fair value of mortgage loans held in VIEs related to a smaller increase in US Treasury rates compared to the prior year and credit spread tightening in the current year compared to credit spread widening in the prior year.

Benefits and Expenses

Benefits and expenses decreased by $2.5 billion to $943 million in 2023 from $3.5 billion in 2022. The decrease was primarily driven by a decrease in future policy and other policy benefits, partially offset by an increase in interest sensitive contract benefits, an increase in DAC, DSI and VOBA amortization and an increase in market risk benefits remeasurement (gains) losses. Our annual unlocking of assumptions resulted in a decrease in benefits and expenses of $22 million compared to a decrease of $94 million in 2022. The 2023 unlocking was driven by a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA, compared to a decrease of $49 million in interest sensitive contract benefits, a decrease of $43 million in market risk benefits and a decrease of $2 million related to DAC, DSI and VOBA in 2022.

Future policy and other policy benefits decreased by $2.9 billion to $368 million in 2023 from $3.3 billion in 2022, primarily driven by a $2.9 billion decrease in pension group annuity obligations and favorable unlocking, partially offset by a $270 million increase in benefit payments. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Interest sensitive contract benefits increased by $162 million to $333 million in 2023 from $171 million in 2022, primarily driven by an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher US Treasury rates, and significant growth in our deferred annuity block of business. These impacts were partially offset by a decrease in the change in our fixed indexed annuity reserves, which includes the impact from changes in the fair value of FIA embedded derivatives, and a favorable change in unlocking. The decrease in the change in fair value of FIA embedded derivatives of $725 million was primarily due to the performance of the equity indices to which our FIA policies are linked, with the current year impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our FIA policies are linked to the S&P 500 index, which decreased 3.6% in 2023, compared to a decrease of 5.3% in 2022. This impact was partially offset by the unfavorable impact of higher rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2023 was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2023 was $74 million favorable mainly due to an increase in lapse assumptions, while 2022 unlocking was $2 million favorable.

DAC, DSI and VOBA amortization increased by $99 million to $211 million in 2023 from $112 million in 2022, primarily due to significant growth in our retail and flow reinsurance channels as well as an unfavorable change in unlocking. Unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting, while unlocking in 2022 was $2 million favorable.

Market risk benefits remeasurement (gains) losses increased by $17 million to $(441) million in 2023 from $(458) million in 2022. The lower gains in 2023 were primarily driven by unfavorable unlocking, largely offset by a more favorable change in the fair value of market risk benefits. The market risk benefits unlocking in 2023 was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions, while 2022 unlocking was $43 million favorable primarily due to lower projected claims related to the impact of higher rates. The change in fair value of market risk benefits was more favorable compared to the prior year primarily due to the $148 million favorable change in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a less favorable change in fair value of $12 million related to unfavorable equity market performance compared to the prior year as well as an increase in interest accruals.

Taxes

Income tax expense (benefit) increased by $283 million to $162 million in 2023 from $(121) million in 2022, primarily driven by the increase in net investment income, favorable changes in fair value of reinsurance assets and mortgage loans and the gain on the settlement of the VIAC recapture agreement, partially offset by the unfavorable change in net FIA derivatives. Our effective tax rate in the third quarter of 2023 was 33% compared to 10% in 2022. The income tax expense (benefit) was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of noncontrolling interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noncontrolling Interests

Noncontrolling interests increased by $310 million to $(155) million in 2023 from $(465) million in 2022, primarily due to the favorable change in fair value of reinsurance assets related to a smaller increase in US Treasury rates compared to the prior year and credit spread tightening in the current year compared to credit spread widening in the prior year as well as a higher allocation of income to the AAA noncontrolling interest due to the continued increase in the noncontrolling interest ownership of AAA.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

In this section, references to 2023 refer to the nine months ended September 30, 2023 and references to 2022 refer to the nine months ended September 30, 2022.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder increased by $5.0 billion, or 146%, to $1.6 billion in 2023 from $(3.4) billion in 2022. The increase in net income (loss) available to AHL common shareholder was driven by a $14.3 billion increase in revenues, partially offset by a $5.3 billion increase in benefits and expenses, a $2.8 billion increase in noncontrolling interests and a $1.2 billion increase in income tax expense.

Revenues

Revenues increased by $14.3 billion to $18.2 billion in 2023 from $3.8 billion in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in VIE investment related gains (losses) and an increase in other revenues, partially offset by a decrease in premiums.

Investment related gains (losses) increased by $11.6 billion to $(1.2) billion in 2023 from $(12.8) billion in 2022, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans and trading and equity securities, as well as lower realized losses on AFS securities compared to the prior year, partially offset by foreign exchange losses on derivatives. The change in fair value of reinsurance assets increased $6.6 billion, the change in fair value of mortgage loans increased $2.3 billion and the change in fair value of trading and equity securities increased $607 million, primarily driven by credit spread tightening in the current year compared to credit spread widening in the prior year, a smaller increase in US Treasury rates compared to the prior year and more favorable economics. The change in fair value of FIA hedging derivatives increased $3.3 billion, primarily driven by the favorable performance of the indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 11.7% in 2023, compared to a decrease of 24.8% in 2022. The favorable change in net realized gains and losses on AFS securities of $1.3 billion was primarily related to foreign exchange impacts due to greater strengthening of the US dollar against foreign currencies in the prior year. The increase in foreign exchange losses on derivatives reflects greater strengthening of the US dollar against foreign currencies in the prior year.

Net investment income increased by $2.8 billion to $8.1 billion in 2023 from $5.3 billion in 2022, primarily driven by higher floating rate income, higher new money rates related to higher interest rates and growth in our investment portfolio attributed to strong net flows during the previous twelve months. These increases were partially offset by a decrease in alternative income due to less favorable alternative investment performance and the transfer, beginning in the second quarter of 2022, of a significant portion of our alternative investments to AAA, a consolidated VIE, as well as higher investment management fees driven by the strong growth in our investment portfolio.

VIE investment related gains (losses) increased by $685 million to $744 million in 2023 from $59 million in 2022, primarily driven by unrealized gains on assets held by AAA, the consolidation of additional VIEs and a favorable change in the fair value of mortgage loans held in VIEs related to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year.

Other revenues increased by $622 million to $584 million in 2023 from $(38) million in 2022, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement.

Premiums decreased by $1.6 billion to $9.2 billion in 2023 from $10.8 billion in 2022, primarily driven by a $1.4 billion decrease in pension group annuity premiums compared to the prior year.

Benefits and Expenses

Benefits and expenses increased by $5.3 billion to $15.7 billion in 2023 from $10.4 billion in 2022. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization, partially offset by a decrease in future policy and other policy benefits. Our annual unlocking of assumptions resulted in a decrease in benefits and expenses of $22 million compared to a decrease of $94 million in 2022. The 2023 unlocking was driven by a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA, compared to a decrease of $49 million in interest sensitive contract benefits, a decrease of $43 million in market risk benefits and a decrease of $2 million related to DAC, DSI and VOBA in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest sensitive contract benefits increased by $4.2 billion to $3.6 billion in 2023 from $(581) million in 2022, primarily driven by an increase in the change in our fixed indexed annuity reserves, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher US Treasury rates, and significant growth in our deferred annuity block of business, partially offset by a favorable change in unlocking. The change in our fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $3.4 billion was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 11.7% in 2023, compared to a decrease of 24.8% in 2022. The change in the fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a smaller increase in discount rates compared to the prior year. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2023 was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2023 was $74 million favorable mainly due to an increase in lapse assumptions, while 2022 unlocking was $2 million favorable.

Market risk benefits remeasurement (gains) losses increased by $1.5 billion to $(166) million in 2023 from $(1.7) billion in 2022. The lower gains in 2023 were primarily driven by a less favorable change in the fair value of market risk benefits as well as an unfavorable change in unlocking. The change in fair value of market risk benefits was $1.5 billion less favorable compared to the prior year due to a smaller increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a more favorable change in fair value of $214 million related to favorable equity market performance compared to the prior year. The market risk benefits unlocking in 2023 was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions, while 2022 unlocking was $43 million favorable primarily due to lower projected claims related to the impact of higher rates.

Policy and other operating expenses increased by $276 million to $1.4 billion in 2023 from $1.1 billion in 2022, primarily driven by an increase in interest expense related to an increase in short-term repurchase agreements compared to the prior year, higher rates on short-term and floating rate long-term repurchase agreements and the issuance of debt in the fourth quarter of 2022, as well as an increase in general operating expenses related to growth in the business.

DAC, DSI and VOBA amortization increased by $184 million to $502 million in 2023 from $318 million in 2022, primarily due to significant growth in our retail and flow reinsurance channels as well as an unfavorable change in unlocking. Unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting, while unlocking in 2022 was $2 million favorable.

Future policy and other policy benefits decreased by $884 million to $10.3 billion in 2023 from $11.2 billion in 2022, primarily driven by a $1.4 billion decrease in pension group annuity obligations and favorable unlocking, partially offset by a $538 million increase in benefit payments and an increase in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Taxes

Income tax expense (benefit) increased by $1.2 billion to $458 million in 2023 from $(783) million in 2022, primarily driven by the favorable changes in fair value of reinsurance assets and mortgage loans, an increase in net investment income and the gain on the settlement of the VIAC recapture agreement, partially offset by the unfavorable change in fair value of market risk benefits. Our effective tax rate in 2023 was 18% compared to 12% in 2022. The income tax expense (benefit) was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of noncontrolling interests.

Noncontrolling Interests

Noncontrolling interests increased by $2.8 billion to $354 million in 2023 from $(2.4) billion in 2022, primarily due to the favorable change in fair value of reinsurance assets related to credit spread tightening in the current year compared to credit spread widening in the prior year and a smaller increase in US Treasury rates compared to the prior year as well as a higher allocation of income to the AAA noncontrolling interest due to the continued increase in the noncontrolling interest ownership of AAA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Fixed income and other net investment income	$2,236	$1,471	$6,402	$3,980
Alternative net investment income	230	250	674	884
Net investment earnings	2,466	1,721	7,076	4,864
Strategic capital management fees	19	14	49	39
Cost of funds	(1,384)	(902)	(4,056)	(2,597)
Net investment spread	1,101	833	3,069	2,306
Other operating expenses	(123)	(120)	(367)	(338)
Interest and other financing costs	(106)	(73)	(344)	(199)
Spread related earnings	$872	$640	$2,358	$1,769

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

In this section, references to 2023 refer to the three months ended September 30, 2023 and references to 2022 refer to the three months ended September 30, 2022.

Spread Related Earnings

SRE increased by $232 million, or 36%, to $872 million in 2023 from $640 million in 2022. The increase in SRE was primarily driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $745 million, primarily driven by higher floating rate income, higher new money rates, and $15.1 billion of growth in our average net invested assets, partially offset by slightly less favorable alternative investment performance. The less favorable alternative investment performance compared to 2022 was primarily driven by lower income from real estate funds related to home price appreciation in 2022, lower returns on our investment in Aqua Finance attributable to the current rate environment and the prior year outperformance of our investment in Foundation Home Loans. These impacts were partially offset by favorable performance from private equity funds and a decrease in share price on our investment in Challenger Life Company Limited (Challenger) in the prior year. Cost of funds increased $482 million, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements, significant growth in each of our business channels and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement. Unlocking, net of the noncontrolling interests, was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions as well as higher interest rates and favorable mortality experience lowering future benefit payments. Unlocking, net of the noncontrolling interests, in 2022 was favorable $3 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting. Interest and other financing costs increased $33 million related to interest expense resulting from higher rates on more short-term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to our debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Three months ended September 30,
	2023	2022
Fixed income and other net investment earned rate	4.58%	3.27%
Alternative net investment earned rate	7.75%	8.26%
Net investment earned rate	4.76%	3.58%
Strategic capital management fees	0.04%	0.03%
Cost of funds	(2.67)%	(1.88)%
Net investment spread	2.13%	1.73%

Net investment spread increased 40 basis points to 2.13% in 2023 from 1.73% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate increased 118 basis points to 4.76% in 2023 from 3.58% in 2022, primarily due to higher returns in our fixed income portfolio, partially offset by slightly less favorable performance in our alternative investment portfolio. Fixed income and other net investment earned rate was 4.58% in 2023, an increase from 3.27% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 7.75% in 2023, a decrease from 8.26% in 2022, primarily driven by lower income from real estate funds related to home price appreciation in 2022, lower returns on our investment in Aqua Finance attributable to the current rate environment and the prior year outperformance of our investment in Foundation Home Loans. These impacts were partially offset by favorable performance from private equity funds and a decrease in share price on our investment in Challenger in the prior year.

Cost of funds increased by 79 basis points to 2.67% in 2023, from 1.88% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

Adjustments to net income (loss) available to AHL common shareholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses and stock compensation expense. The increase in adjustments to net income (loss) available to AHL common shareholder in 2023 compared to 2022 was primarily driven by the increase in investment gains (losses), net of offsets, partially offset by the decrease in non-operating change in insurance liabilities and related derivatives. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in an increase in our adjustments to net income (loss) available to AHL common shareholder of $71 million compared to an increase of $90 million in 2022. The 2023 unlocking was driven by an increase of $71 million in FIA embedded derivative liabilities, compared to an increase of $47 million in FIA embedded derivative liabilities and an increase of $43 million in the fair value of market risk benefits in 2022.

Investment gains (losses), net of offsets, increased $1.2 billion, primarily due to the changes in fair value of reinsurance assets and mortgage loans as well as the $441 million non-operating gain on the settlement of the VIAC recapture agreement, partially offset by an increase in the provision for credit losses. The favorable changes in fair value of reinsurance assets of $762 million and mortgage loans of $218 million were primarily due to a smaller increase in US Treasury rates compared to the prior year as well as credit spread tightening in the current year compared to credit spread widening in the prior year. The unfavorable change in the provision for credit losses of $200 million was mainly related to favorable adjustments to structured securities in the prior year as well as an increase in the allowance related to deterioration in China’s residential real estate market in the current year.

Non-operating change in insurance liabilities and related derivatives decreased $87 million due to the decrease in net FIA derivatives, partially offset by an adjustment to exclude the non-operating change in funding agreement reserves from spread related earnings in the prior year and the increase in the change in fair value of market risk benefits. The $231 million unfavorable change in net FIA derivatives was primarily due to the unfavorable impact of rates on policyholder projected benefits and the performance of the equity indices to which our FIA policies are linked, partially offset by favorable unlocking compared to prior year. The largest percentage of our FIA policies are linked to the S&P 500 index, which experienced a decrease of 3.6% in 2023, compared to a decrease of 5.3% in 2022, with the current year impact amplified by strong growth in our FIA block of business over the previous twelve months. The fair value of FIA embedded derivative unlocking, net of the noncontrolling interests, in 2023 was $71 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values. The $54 million favorable change in fair value of market risk benefits was primarily due to the change in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, partially offset by favorable unlocking in the prior year. The market risk benefits unlocking, net of the noncontrolling interests, in 2022 was $43 million favorable primarily due to lower projected claims related to the impact of higher rates.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

In this section, references to 2023 refer to the nine months ended September 30, 2023 and references to 2022 refer to the nine months ended September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Spread Related Earnings

SRE increased by $589 million, or 33%, to $2.4 billion in 2023 from $1.8 billion in 2022. The increase in SRE was primarily driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $2.2 billion, primarily driven by higher floating rate income, higher new money rates, and $19.4 billion of growth in our average net invested assets, partially offset by less favorable alternative investment performance. The less favorable alternative investment performance compared to 2022 was primarily driven by lower income from real estate funds related to home price appreciation in 2022, less favorable performance from our investment in Athora related to a valuation increase in the prior year and lower returns on our investment in triple net lease funds driven by unfavorable commercial real estate economics in the current year. These impacts were partially offset by favorable performance from our investment in Redding Ridge attributed to an increase in average NAV and unfavorable economics in the prior year, favorable performance from credit funds related to credit spread tightening in the current year compared to credit spread widening in the prior year and favorable returns on our investment in Wheels Donlen. Cost of funds increased $1.5 billion, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements, significant growth in each of our business channels and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement. Unlocking, net of the noncontrolling interests, was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions as well as higher interest rates and favorable mortality experience lowering future benefit payments. Unlocking, net of the noncontrolling interests, in 2022 was favorable $3 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting. Interest and other financing costs increased $145 million related to interest expense resulting from higher rates on more short-term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to our debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Nine months ended September 30,
	2023	2022
Fixed income and other net investment earned rate	4.40%	3.03%
Alternative net investment earned rate	7.46%	10.30%
Net investment earned rate	4.57%	3.47%
Strategic capital management fees	0.03%	0.03%
Cost of funds	(2.62)%	(1.85)%
Net investment spread	1.98%	1.65%

Net investment spread increased 33 basis points to 1.98% in 2023 from 1.65% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate increased 110 basis points to 4.57% in 2023 from 3.47% in 2022, primarily due to higher returns in our fixed income portfolio, partially offset by less favorable performance in our alternative investment portfolio. Fixed income and other net investment earned rate was 4.40% in 2023, an increase from 3.03% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 7.46% in 2023, a decrease from 10.30% in 2022, primarily driven by lower income from real estate funds related to home price appreciation in 2022, less favorable performance from our investment in Athora related to a valuation increase in the prior year and lower returns on our investment in triple net lease funds driven by unfavorable commercial real estate economics in the current year. These impacts were partially offset by favorable performance from our investment in Redding Ridge attributed to an increase in average NAV and unfavorable economics in the prior year, favorable performance from credit funds related to credit spread tightening in the current year compared to credit spread widening in the prior year and favorable returns on our investment in Wheels Donlen.

Cost of funds increased by 77 basis points to 2.62% in 2023, from 1.85% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

The increase in adjustments to net income (loss) available to AHL common shareholder in 2023 compared to 2022 was primarily driven by the increase in investment gains (losses), net of offsets, partially offset by the decrease in non-operating change in insurance liabilities and related derivatives. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in an increase in our adjustments to net income (loss) available to AHL common shareholder of $71 million compared to an increase of $90 million in 2022. The 2023 unlocking was driven by an increase of $71 million in FIA embedded derivative liabilities, compared to an increase of $47 million in FIA embedded derivative liabilities and an increase of $43 million in the fair value of market risk benefits in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment gains (losses), net of offsets, increased $6.5 billion, primarily due to the changes in fair value of reinsurance assets and mortgage loans as well as the $441 million non-operating gain on the settlement of the VIAC recapture agreement. The favorable changes in fair value of reinsurance assets of $4.2 billion and mortgage loans of $1.9 billion were primarily due to credit spread tightening in the current year compared to credit spread widening in the prior year and a smaller increase in US Treasury rates compared to the prior year.

Non-operating change in insurance liabilities and related derivatives decreased $857 million due to the decrease in the change in fair value of market risk benefits, partially offset by the favorable net change in FIA derivatives. The $1.4 billion unfavorable change in fair value of market risk benefits was primarily driven by a smaller increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, as well as favorable unlocking in the prior year, partially offset by favorable equity market performance. The market risk benefits unlocking, net of the noncontrolling interests, in 2022 was $43 million favorable primarily due to lower projected claims related to the impact of higher rates. The $522 million favorable change in net FIA derivatives was primarily due to the favorable performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which experienced an increase of 11.7% in 2023, compared to a decrease of 24.8% in 2022. The change in net FIA derivatives was also driven by the favorable impact of rates on policyholder projected benefits and a favorable change in unlocking, partially offset by the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a smaller increase in discount rates. The fair value of FIA embedded derivative unlocking, net of the noncontrolling interests, in 2023 was $71 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values.

Investment Portfolio
We had consolidated investments, including related parties and VIEs, of $234.3 billion and $212.1 billion as of September 30, 2023 and December 31, 2022, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, merger and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% – 6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base and sub-allocation fees, of $249 million and $195 million, respectively, during the three months ended September 30, 2023 and 2022, and $703 million and $563 million, respectively, during the nine months ended September 30, 2023, and 2022. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $275 million, for each of the three months ended September 30, 2023 and 2022, and $836 million and $823 million, respectively, for the nine months ended September 30, 2023, and 2022. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $208.1 billion and $196.5 billion as of September 30, 2023 and December 31, 2022, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments, including related parties and VIEs:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$115,715	49.4%	$102,404	48.3%
Trading securities, at fair value	1,592	0.7%	1,595	0.8%
Equity securities	1,316	0.6%	1,487	0.7%
Mortgage loans, at fair value	37,978	16.2%	27,454	12.9%
Investment funds	124	0.1%	79	—%
Policy loans	336	0.1%	347	0.2%
Funds withheld at interest	25,953	11.1%	32,880	15.5%
Derivative assets	4,571	2.0%	3,309	1.6%
Short-term investments	527	0.2%	2,160	1.0%
Other investments	947	0.4%	773	0.4%
Total investments	189,059	80.8%	172,488	81.4%
Investments in related parties
AFS securities, at fair value	13,985	6.0%	9,821	4.6%
Trading securities, at fair value	871	0.4%	878	0.4%
Equity securities, at fair value	304	0.1%	279	0.1%
Mortgage loans, at fair value	1,234	0.5%	1,302	0.6%
Investment funds	1,604	0.7%	1,569	0.7%
Funds withheld at interest	6,620	2.8%	9,808	4.6%
Short-term investments	949	0.4%	—	—%
Other investments, at fair value	327	0.1%	303	0.2%
Total related party investments	25,894	11.0%	23,960	11.2%
Total investments, including related parties	214,953	91.8%	196,448	92.6%
Investments owned by consolidated VIEs
Trading securities, at fair value	2,133	0.9%	1,063	0.5%
Mortgage loans, at fair value	2,042	0.9%	2,055	1.0%
Investment funds, at fair value	15,090	6.4%	12,480	5.9%
Other investments, at fair value	94	—%	101	—%
Total investments owned by consolidated VIEs	19,359	8.2%	15,699	7.4%
Total investments, including related parties and VIEs	$234,312	100.0%	$212,147	100.0%

The increase in our total investments, including related parties and VIEs, as of September 30, 2023 of $22.2 billion compared to December 31, 2022 was primarily driven by growth from gross organic inflows of $43.6 billion in excess of gross liability outflows of $26.8 billion, the reinvestment of earnings and an increase in VIE investments primarily related to contributions from third-party investors into AAA and the consolidation of additional VIEs. These increases were partially offset by unrealized losses on AFS securities in the nine months ended September 30, 2023 of $1.8 billion as well as unrealized losses within our funds withheld and mortgage loan portfolios in the nine months ended September 30, 2023 resulting from an increase in US Treasury rates, partially offset by credit spread tightening.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of September 30, 2023, these investments totaled $41.6 billion, or 15.3% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels Donlen and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas, which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$6,620	2.5%	$9,808	4.0%
Securitizations of unaffiliated assets where Apollo is manager	16,046	5.9%	11,141	4.5%
Investments in Apollo funds	10,108	3.7%	5,410	2.2%
Strategic investments in Apollo direct origination platforms	6,184	2.3%	5,509	2.2%
Strategic investments in insurance companies	2,559	0.9%	2,502	1.0%
Other[1]	79	—%	73	—%
Total related party investments	$41,596	15.3%	$34,443	13.9%
[1] Prior period was updated to include other investments considered related party.

As of September 30, 2023, a $6.6 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. The reduction in the Venerable funds withheld reinsurance asset compared to December 31, 2022 was due to the recapture by Venerable of a portion of its modco reserves effective July 1, 2023. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of September 30, 2023, $29.7 billion, or 14.3% of our total net invested assets were related party investments. Of these, approximately $17.3 billion, or 8.3% of our net invested assets, were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $12.4 billion, or 6.0% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$17,299	8.3%	$14,847	7.6%
Investments in Apollo funds	5,998	2.9%	5,521	2.8%
Strategic investments in Apollo direct origination platforms	3,925	1.9%	5,509	2.8%
Strategic investments in insurance companies	2,503	1.2%	2,391	1.2%
Other[1]	13	—%	59	—%
Total related party net invested assets	$29,738	14.3%	$28,327	14.4%
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

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2023
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$5,506	$—	$—	$(1,246)	$4,260	3.3%
US state, municipal and political subdivisions	1,273	—	—	(311)	962	0.8%
Foreign governments	1,279	(27)	6	(343)	915	0.7%
Corporate	83,029	(140)	68	(15,656)	67,301	51.9%
CLO	19,641	(3)	171	(883)	18,926	14.6%
ABS	11,608	(30)	23	(794)	10,807	8.3%
CMBS	6,092	(7)	12	(601)	5,496	4.2%
RMBS	7,888	(371)	161	(630)	7,048	5.4%
Total AFS securities	136,316	(578)	441	(20,464)	115,715	89.2%
AFS securities – related parties
Corporate	1,426	—	1	(71)	1,356	1.0%
CLO	4,390	—	19	(174)	4,235	3.3%
ABS	8,762	(1)	17	(384)	8,394	6.5%
Total AFS securities – related parties	14,578	(1)	37	(629)	13,985	10.8%
Total AFS securities including related parties	$150,894	$(579)	$478	$(21,093)	$129,700	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2022
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577	2.3%
US state, municipal and political subdivisions	1,218	—	—	(291)	927	0.8%
Foreign governments	1,207	(27)	3	(276)	907	0.8%
Corporate	74,644	(61)	92	(13,774)	60,901	54.3%
CLO	17,722	(7)	115	(1,337)	16,493	14.7%
ABS	11,447	(29)	15	(906)	10,527	9.4%
CMBS	4,636	(5)	6	(479)	4,158	3.7%
RMBS	6,775	(329)	64	(596)	5,914	5.3%
Total AFS securities	120,982	(458)	295	(18,415)	102,404	91.3%
AFS securities – related parties
Corporate	1,028	—	1	(47)	982	0.9%
CLO	3,346	(1)	10	(276)	3,079	2.7%
ABS	6,066	—	3	(309)	5,760	5.1%
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821	8.7%
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225	100.0%

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1,2]	$23,241	17.9%	$21,591	19.2%
Financial[2]	23,039	17.8%	20,734	18.5%
Utilities	13,956	10.8%	13,100	11.7%
Communication	4,471	3.4%	3,097	2.8%
Transportation	3,950	3.0%	3,361	3.0%
Total corporate	68,657	52.9%	61,883	55.2%
Other government-related securities
US state, municipal and political subdivisions	962	0.7%	927	0.8%
Foreign governments	915	0.7%	907	0.8%
US government and agencies	4,260	3.3%	2,577	2.3%
Total non-structured securities	74,794	57.6%	66,294	59.1%
Structured securities
CLO	23,161	17.9%	19,572	17.4%
ABS	19,201	14.8%	16,287	14.5%
CMBS	5,496	4.2%	4,158	3.7%
RMBS
Agency	483	0.4%	12	—%
Non-agency	6,565	5.1%	5,902	5.3%
Total structured securities	54,906	42.4%	45,931	40.9%
Total AFS securities including related parties	$129,700	100.0%	$112,225	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.
[2] Prior period has been updated to reflect a reclassification between line items for comparability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair value of our AFS securities, including related parties, was $129.7 billion and $112.2 billion as of September 30, 2023 and December 31, 2022, respectively. The increase was mainly driven by strong growth from organic inflows in excess of liability outflows and reinvestment of earnings, partially offset by unrealized losses on AFS securities in the nine months ended September 30, 2023 of $1.8 billion attributed to an increase in US Treasury rates, partially offset by credit spread tightening.

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC) is responsible for the credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC Financial Statement. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Generally, the process for assigning an NAIC designation varies based upon whether a security is considered “filing exempt” (General Designation Process). Subject to certain exceptions, a security is typically considered “filing exempt” if it has been rated by a Nationally Recognized Statistical Rating Organization (NRSRO). For securities that are not “filing exempt,” insurance companies assign temporary designations based upon a subjective evaluation of credit quality. The insurance company generally must then submit the securities to the SVO within 120 days of acquisition to receive an NAIC designation. For securities considered “filing exempt,” the SVO utilizes the NRSRO rating and assigns an NAIC designation based upon the following system:

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	September 30, 2023			December 31, 2022
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$82,168	$71,105	54.8%	$67,739	$58,470	52.1%
2 A-C	63,496	54,174	41.8%	58,139	49,067	43.7%
Total investment grade	145,664	125,279	96.6%	125,878	107,537	95.8%
3 A-C	3,431	3,019	2.3%	3,813	3,302	3.0%
4 A-C	1,040	898	0.7%	1,103	925	0.8%
5 A-C	191	167	0.1%	237	190	0.2%
6	568	337	0.3%	391	271	0.2%
Total below investment grade	5,230	4,421	3.4%	5,544	4,688	4.2%
Total AFS securities including related parties	$150,894	$129,700	100.0%	$131,422	$112,225	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our AFS portfolio, 96.6% and 95.8% as of September 30, 2023 and December 31, 2022, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$63,275	48.8%	$51,926	46.3%
BBB	50,049	38.6%	44,783	39.9%
Non-rated[1]	9,951	7.7%	8,985	8.0%
Total investment grade	123,275	95.1%	105,694	94.2%
BB	3,036	2.3%	3,176	2.8%
B	824	0.6%	749	0.7%
CCC	1,020	0.8%	1,055	0.9%
CC and lower	735	0.6%	584	0.5%
Non-rated[1]	810	0.6%	967	0.9%
Total below investment grade	6,425	4.9%	6,531	5.8%
Total AFS securities including related parties	$129,700	100.0%	$112,225	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 4.9% and 5.8%, respectively, as of of September 30, 2023 and December 31, 2022. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of September 30, 2023 and December 31, 2022, non-rated securities were comprised 69% and 74%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 21% and 16%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of September 30, 2023 and December 31, 2022, 92% and 90%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $19.2 billion and $16.3 billion as of September 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$11,654	60.7%	$9,681	59.4%
2 A-C	6,774	35.3%	5,912	36.3%
Total investment grade	18,428	96.0%	15,593	95.7%
3 A-C	514	2.7%	505	3.1%
4 A-C	250	1.3%	172	1.1%
5 A-C	5	—%	13	0.1%
6	4	—%	4	—%
Total below investment grade	773	4.0%	694	4.3%
Total AFS ABS including related parties	$19,201	100.0%	$16,287	100.0%

NRSRO rating agency designation
AAA/AA/A	$11,499	59.9%	$9,620	59.1%
BBB	6,906	36.0%	5,901	36.2%
Non-rated[1]	23	0.1%	73	0.4%
Total investment grade	18,428	96.0%	15,594	95.7%
BB	540	2.8%	505	3.1%
B	224	1.2%	172	1.1%
CCC	5	—%	13	0.1%
CC and lower	4	—%	3	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	773	4.0%	693	4.3%
Total AFS ABS including related parties	$19,201	100.0%	$16,287	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2023 and December 31, 2022, a substantial majority of our AFS ABS portfolio, 96.0% and 95.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology while 96.0% and 95.7%, respectively, of securities were considered investment grade based on NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $23.2 billion and $19.6 billion as of September 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$15,063	65.0%	$12,483	63.8%
2 A-C	7,954	34.4%	6,955	35.5%
Total investment grade	23,017	99.4%	19,438	99.3%
3 A-C	126	0.5%	116	0.6%
4 A-C	18	0.1%	18	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	144	0.6%	134	0.7%
Total AFS CLO including related parties	$23,161	100.0%	$19,572	100.0%

NRSRO rating agency designation
AAA/AA/A	$15,060	65.0%	$12,483	63.8%
BBB	7,954	34.4%	6,955	35.5%
Non-rated	3	—%	—	—%
Total investment grade	23,017	99.4%	19,438	99.3%
BB	126	0.5%	116	0.6%
B	18	0.1%	18	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	144	0.6%	134	0.7%
Total AFS CLO including related parties	$23,161	100.0%	$19,572	100.0%

As of September 30, 2023 and December 31, 2022, 99.4% and 99.3%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains in the nine months ended September 30, 2023 attributed to credit spread tightening in the current year.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $5.5 billion and $4.2 billion as of September 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$4,472	81.4%	$3,114	74.9%
2 A-C	719	13.1%	695	16.7%
Total investment grade	5,191	94.5%	3,809	91.6%
3 A-C	104	1.9%	178	4.3%
4 A-C	83	1.5%	54	1.3%
5 A-C	86	1.5%	85	2.0%
6	32	0.6%	32	0.8%
Total below investment grade	305	5.5%	349	8.4%
Total AFS CMBS	$5,496	100.0%	$4,158	100.0%

NRSRO rating agency designation
AAA/AA/A	$3,706	67.4%	$2,326	55.9%
BBB	883	16.1%	642	15.5%
Non-rated[1]	213	3.9%	483	11.6%
Total investment grade	4,802	87.4%	3,451	83.0%
BB	445	8.1%	500	12.0%
B	135	2.5%	117	2.8%
CCC	101	1.8%	77	1.9%
CC and lower	13	0.2%	13	0.3%
Non-rated[1]	—	—%	—	—%
Total below investment grade	694	12.6%	707	17.0%
Total AFS CMBS	$5,496	100.0%	$4,158	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2023 and December 31, 2022, 94.5% and 91.6%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 87.4% and 83.0%, as of September 30, 2023 and December 31, 2022, respectively, of securities were considered investment grade based on NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $7.0 billion and $5.9 billion as of September 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$6,204	88.0%	$5,069	85.7%
2 A-C	291	4.1%	286	4.8%
Total investment grade	6,495	92.1%	5,355	90.5%
3 A-C	258	3.7%	304	5.2%
4 A-C	160	2.3%	185	3.1%
5 A-C	77	1.1%	67	1.1%
6	58	0.8%	3	0.1%
Total below investment grade	553	7.9%	559	9.5%
Total AFS RMBS	$7,048	100.0%	$5,914	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,435	34.6%	$1,904	32.2%
BBB	541	7.7%	679	11.5%
Non-rated[1]	1,931	27.4%	1,301	22.0%
Total investment grade	4,907	69.7%	3,884	65.7%
BB	107	1.5%	97	1.6%
B	121	1.7%	112	1.9%
CCC	915	13.0%	960	16.2%
CC and lower	700	9.9%	542	9.2%
Non-rated[1]	298	4.2%	319	5.4%
Total below investment grade	2,141	30.3%	2,030	34.3%
Total AFS RMBS	$7,048	100.0%	$5,914	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 92.1% and 90.5% as of September 30, 2023 and December 31, 2022, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized our RMBS portfolio to be 69.7% and 65.7% investment grade as of September 30, 2023 and December 31, 2022, respectively. The increase in our RMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of September 30, 2023, our AFS securities, including related parties, had a fair value of $129.7 billion, which was 14.0% below amortized cost of $150.9 billion. As of December 31, 2022, our AFS securities, including related parties, had a fair value of $112.2 billion, which was 14.6% below amortized cost of $131.4 billion. Our fair value of AFS securities as of both September 30, 2023 and December 31, 2022 were below amortized cost as the investment portfolio was marked to fair value on January 1, 2022 in conjunction with purchase accounting with subsequent losses driven by the significant increase in US Treasury rates and credit spread widening post-merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	September 30, 2023
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$67,168	$(10,801)	$56,367	83.9%	$71,105	(15.2)%
2 A-C	56,778	(9,279)	47,499	83.7%	54,174	(17.1)%
Total investment grade	123,946	(20,080)	103,866	83.8%	125,279	(16.0)%
3 A-C	2,969	(358)	2,611	87.9%	3,019	(11.9)%
4 A-C	615	(85)	530	86.2%	898	(9.5)%
5 A-C	93	(4)	89	95.7%	167	(2.4)%
6	242	(47)	195	80.6%	337	(13.9)%
Total below investment grade	3,919	(494)	3,425	87.4%	4,421	(11.2)%
Total	$127,865	$(20,574)	$107,291	83.9%	$129,700	(15.9)%

	December 31, 2022
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$58,030	$(8,959)	$49,071	84.6%	$58,470	(15.3)%
2 A-C	54,616	(9,035)	45,581	83.5%	49,067	(18.4)%
Total investment grade	112,646	(17,994)	94,652	84.0%	107,537	(16.7)%
3 A-C	3,222	(455)	2,767	85.9%	3,302	(13.8)%
4 A-C	742	(101)	641	86.4%	925	(10.9)%
5 A-C	134	(25)	109	81.3%	190	(13.2)%
6	180	(18)	162	90.0%	271	(6.6)%
Total below investment grade	4,278	(599)	3,679	86.0%	4,688	(12.8)%
Total	$116,924	$(18,593)	$98,331	84.1%	$112,225	(16.6)%
The gross unrealized losses on AFS securities, including related parties, were $20.6 billion and $18.6 billion as of September 30, 2023 and December 31, 2022, respectively. The increase in unrealized losses on AFS securities was attributed to an increase in US Treasury rates, partially offset by credit spread tightening.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 4 – Investments to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2023 and December 31, 2022, we held an allowance for credit losses on AFS securities of $579 million and $459 million, respectively. During the nine months ended September 30, 2023, we recorded an increase in provision for credit losses on AFS securities of $120 million, of which $89 million had an income statement impact and $31 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from the Silicon Valley Bank failure and deterioration in China’s residential real estate market. During the nine months ended September 30, 2022, we recorded an increase in provision for credit losses on AFS securities of $125 million of which $149 million had an income statement impact and $(24) million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was mainly due to unfavorable economics, including impacts from the conflict between Russia and Ukraine and deterioration in China’s commercial real estate market. The intent-to-sell impairments for the nine months ended September 30, 2023 and 2022 were $148 million and $38 million, respectively. The increase in our intent-to-sell impairments was primarily driven by the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to coinsurance and modco agreements with us. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the recapture, we were required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023. We recognized a gain of $555 million under US GAAP in the third quarter of 2023 as a result of the settlement of the recapture agreement.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of September 30, 2023 and December 31, 2022, 35% and 36%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	September 30, 2023			December 31, 2022
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$7,258	$6,644	14.6%	$6,023	$5,326	13.3%
Other Europe	11,993	9,663	21.3%	11,062	8,899	22.1%
Total Europe	19,251	16,307	35.9%	17,085	14,225	35.4%
Non-US North America	23,449	21,985	48.4%	20,599	18,936	47.1%
Australia & New Zealand	3,305	2,745	6.1%	2,933	2,494	6.2%
Central & South America	1,663	1,385	3.1%	1,704	1,443	3.6%
Africa & Middle East	2,240	1,780	3.9%	2,253	1,900	4.7%
Asia/Pacific	1,520	1,198	2.6%	1,535	1,192	3.0%
Total	$51,428	$45,400	100.0%	$46,109	$40,190	100.0%

Approximately 97.8% and 97.3% of these securities are investment grade by NAIC designation as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 24% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of September 30, 2023, we held Russian AFS securities, including related parties, of $13 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties and VIEs, were $4.6 billion and $3.5 billion as of September 30, 2023 and December 31, 2022, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The increase in trading securities was primarily driven by the consolidation of additional VIEs, partially offset by unrealized losses in the nine months ended September 30, 2023 attributed to an increase in US Treasury rates, partially offset by credit spread tightening.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,325	10.5%	$4,651	15.1%
Retail	1,815	4.4%	1,454	4.7%
Apartment	8,463	20.5%	6,692	21.7%
Hotels	2,373	5.8%	1,855	6.1%
Industrial	2,565	6.2%	2,047	6.6%
Other commercial[1]	3,928	9.5%	3,409	11.1%
Total commercial mortgage loans	23,469	56.9%	20,108	65.3%
Residential loans	17,785	43.1%	10,703	34.7%
Total mortgage loans, including related parties and VIEs	$41,254	100.0%	$30,811	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $41.3 billion and $30.8 billion as of September 30, 2023 and December 31, 2022, respectively. This included $1.4 billion and $1.7 billion of mezzanine mortgage loans as of September 30, 2023 and December 31, 2022, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2023 and December 31, 2022, we had $478 million and $474 million, respectively, of mortgage loans that were 90 days past due, of which $122 million and $99 million, respectively, were in the process of foreclosure. As of September 30, 2023 and December 31, 2022, $126 million and $221 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$90	0.5%	$46	0.3%
Hybrid	24	0.1%	32	0.2%
Other	10	0.1%	1	—%
Total investment funds	124	0.7%	79	0.5%
Investment funds – related parties
Strategic origination platforms	45	0.3%	34	0.2%
Strategic insurance platforms	1,287	7.7%	1,259	8.9%
Apollo and other fund investments
Equity	244	1.5%	246	1.8%
Yield	6	—%	5	—%
Other	22	0.1%	25	0.2%
Total investment funds – related parties	1,604	9.6%	1,569	11.1%
Investment funds owned by consolidated VIEs
Strategic origination platforms	5,322	31.6%	4,829	34.2%
Strategic insurance platforms	511	3.0%	529	3.8%
Apollo and other fund investments
Equity	3,430	20.4%	2,640	18.7%
Hybrid	3,771	22.4%	3,112	22.0%
Yield	1,357	8.1%	1,044	7.4%
Other	699	4.2%	326	2.3%
Total investment funds owned by consolidated VIEs	15,090	89.7%	12,480	88.4%
Total investment funds, including related parties and VIEs	$16,818	100.0%	$14,128	100.0%

Overall, the total investment funds, including related parties and consolidated VIEs, were $16.8 billion and $14.1 billion, respectively, as of September 30, 2023 and December 31, 2022. See Note 4 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by contributions from third-party investors into AAA, a consolidated VIE, unrealized gains at AAA during the current year and the consolidation of additional VIEs.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of September 30, 2023, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US state, municipal and political subdivisions	$201	0.6%	$263	0.6%
Foreign governments	316	1.0%	401	1.0%
Corporate	15,795	48.4%	19,944	46.7%
CLO	3,026	9.3%	3,875	9.1%
ABS	3,781	11.6%	5,977	14.0%
CMBS	838	2.5%	1,122	2.6%
RMBS	722	2.2%	1,138	2.7%
Equity securities	327	1.0%	373	0.9%
Mortgage loans	5,591	17.2%	8,025	18.8%
Investment funds	802	2.5%	1,126	2.6%
Derivative assets	151	0.5%	141	0.3%
Short-term investments	27	0.1%	184	0.4%
Cash and cash equivalents	1,169	3.6%	557	1.3%
Other assets and liabilities	(173)	(0.5)%	(438)	(1.0)%
Total funds withheld at interest, including related parties	$32,573	100.0%	$42,688	100.0%

As of September 30, 2023 and December 31, 2022, we held $32.6 billion and $42.7 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 94.9% and 94.3% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2023 and December 31, 2022, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, the VIAC recapture and unrealized losses in the nine months ended September 30, 2023 attributed to an increase in US treasury rates, partially offset by credit spread tightening.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$81,735	39.3%	$80,800	41.1%
CLO	20,569	9.9%	19,881	10.1%
Credit	102,304	49.2%	100,681	51.2%
CML	24,793	11.9%	23,750	12.1%
RML	16,129	7.7%	11,147	5.7%
RMBS	7,861	3.8%	7,363	3.7%
CMBS	5,155	2.5%	4,495	2.3%
Real estate	53,938	25.9%	46,755	23.8%
ABS	21,363	10.3%	20,680	10.5%
Alternative investments	11,793	5.7%	12,079	6.1%
State, municipal, political subdivisions and foreign government	2,618	1.2%	2,715	1.4%
Equity securities	1,704	0.8%	1,737	0.9%
Short-term investments	1,076	0.5%	1,930	1.0%
US government and agencies	3,812	1.8%	2,691	1.4%
Other investments	42,366	20.3%	41,832	21.3%
Cash and equivalents	7,497	3.6%	5,481	2.8%
Policy loans and other	1,990	1.0%	1,702	0.9%
Net invested assets	$208,095	100.0%	$196,451	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $208.1 billion and $196.5 billion as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, corporate securities included $23.8 billion of private placements, which represented 11.4% of our net invested assets. The increase in net invested assets as of September 30, 2023 from December 31, 2022 was primarily driven by growth from net organic inflows of $30.0 billion in excess of net liability outflows of $23.0 billion, inclusive of the impact related to the sale of 50% of ACRA 2’s economic interests to ADIP II effective July 1, 2023. In connection with the sale, 50% of the inflows attributable to ACRA 2 during the first six months of 2023 were retroactively attributed to ADIP II. Additionally, net invested assets increased due to the reinvestment of earnings as well as a contribution by AGM of $1.25 billion related to the net proceeds from its mandatory convertible preferred stock offering, partially offset by cash used to pay quarterly dividends.

In managing our business, we utilize net invested assets as presented in the above table. Net invested assets do not correspond to total investments, including related parties, on our condensed consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Net invested assets represent the investments that directly back our net reserve liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also adjust for VIEs to show the net investment in the funds, which are included in the alternative investments line above as well as adjusting for the allowance for credit losses. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but exclude the proportionate share of investments associated with the noncontrolling interests.

Net invested assets is utilized by management to evaluate our investment portfolio. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity and ALM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels Donlen	$603	5.1%	$662	5.5%
Redding Ridge	583	5.0%	624	5.2%
NNN Lease	488	4.1%	579	4.8%
MidCap Financial	543	4.6%	604	5.0%
Foundation Home Loans	253	2.2%	302	2.5%
PK AirFinance	251	2.1%	251	2.1%
Aqua Finance	222	1.9%	267	2.2%
Other	237	2.0%	308	2.5%
Total strategic origination platforms	3,180	27.0%	3,597	29.8%
Strategic retirement services platforms
Athora	1,113	9.4%	1,012	8.4%
Catalina	403	3.4%	417	3.4%
FWD	400	3.4%	400	3.3%
Challenger	272	2.3%	294	2.4%
Venerable	207	1.8%	241	2.0%
Other	—	—%	20	0.2%
Total strategic retirement services platforms	2,395	20.3%	2,384	19.7%
Apollo and other fund investments
Equity
Real estate	1,029	8.7%	1,212	10.0%
Traditional private equity	1,243	10.6%	947	7.8%
Other	175	1.5%	189	1.6%
Total equity	2,447	20.8%	2,348	19.4%
Hybrid
Real estate	1,120	9.4%	1,289	10.7%
Other	1,297	11.0%	1,315	10.9%
Total hybrid	2,417	20.4%	2,604	21.6%
Yield	823	7.0%	885	7.3%
Total Apollo and other fund investments	5,687	48.2%	5,837	48.3%
Other[1]	531	4.5%	261	2.2%
Net alternative investments	$11,793	100.0%	$12,079	100.0%

[1] Other primarily includes cash and royalties.

Net alternative investments were $11.8 billion and $12.1 billion as of September 30, 2023 and December 31, 2022, respectively, representing 5.7% and 6.1% of our net invested assets portfolio as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, we have contributed approximately 70% of our net alternative investments to AAA and have an ownership percentage in AAA of approximately 71%. The decrease in net alternative investments as of September 30, 2023 from December 31, 2022 was primarily driven by an increase in alternative assets attributable to the ACRA noncontrolling interests related to the the sale of 50% of ACRA 2’s economic interests to ADIP II, partially offset by earnings on our alternative investments.

Net alternative investments do not correspond to the total investment funds, including related parties and consolidated VIEs, on our condensed consolidated balance sheets. As discussed above in the net invested assets section, we adjust the US GAAP presentation for funds withheld and modco reinsurance as well as VIEs. We include certain equity securities in alternative investments due to their underlying characteristics and equity-like features.

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

Our alternative investment in Athora had a carrying value of $1.1 billion and $1.0 billion as of September 30, 2023 and December 31, 2022, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 5.47% and 9.90% for the three months ended September 30, 2023 and 2022, respectively, and 8.20% and 17.38% for the nine months ended September 30, 2023 and 2022, respectively. Alternative investment income from Athora was $16 million and $22 million for the three months ended September 30, 2023 and 2022, respectively, and $68 million and $113 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in alternative investment income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to a valuation increase in the prior year.

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to Athene Holding Ltd. common shareholder to spread related earnings is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss) available to Athene Holding Ltd. common shareholder	$442	$(622)	$1,559	$(3,412)
Preferred stock dividends	44	35	136	105
Net income (loss) attributable to noncontrolling interests	(155)	(465)	354	(2,435)
Net income (loss)	331	(1,052)	2,049	(5,742)
Income tax expense (benefit)	162	(121)	458	(783)
Income (loss) before income taxes	493	(1,173)	2,507	(6,525)
Investment gains (losses), net of offsets	(663)	(1,853)	(829)	(7,297)
Non-operating change in insurance liabilities and related derivatives	431	518	600	1,457
Integration, restructuring and other non-operating expenses	(41)	(37)	(98)	(104)
Stock compensation expense	(13)	(15)	(42)	(40)
Preferred stock dividends	44	35	136	105
Noncontrolling interests – pre-tax income (loss) and VIE adjustments	(137)	(461)	382	(2,415)
Less: Total adjustments to income (loss) before income taxes	(379)	(1,813)	149	(8,294)
Spread related earnings	$872	$640	$2,358	$1,769

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholder’s equity is as follows:

(In millions)	September 30, 2023	December 31, 2022
Total AHL shareholders’ equity	$8,537	$7,158
Less: Preferred stock	3,154	3,154
Total AHL common shareholder's equity	5,383	4,004
Less: Accumulated other comprehensive loss	(8,079)	(7,321)
Less: Accumulated change in fair value of reinsurance assets	(2,807)	(3,127)
Less: Accumulated change in fair value of mortgage loan assets	(2,820)	(2,201)
Total adjusted AHL common shareholder's equity	$19,089	$16,653

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt-to-capital ratio to adjusted debt-to-capital ratio is as follows:

(In millions, except percentages)	September 30, 2023	December 31, 2022
Total debt	$3,634	$3,658
Less: Adjustment to arrive at notional debt	234	258
Notional debt	$3,400	$3,400

Total debt	$3,634	$3,658
Total AHL shareholders’ equity	8,537	7,158
Total capitalization	12,171	10,816
Less: Accumulated other comprehensive loss	(8,079)	(7,321)
Less: Accumulated change in fair value of reinsurance assets	(2,807)	(3,127)
Less: Accumulated change in fair value of mortgage loan assets	(2,820)	(2,201)
Less: Adjustment to arrive at notional debt	234	258
Total adjusted capitalization	$25,643	$23,207

Debt-to-capital ratio	29.9%	33.8%
Accumulated other comprehensive loss	(9.4)%	(10.5)%
Accumulated change in fair value of reinsurance assets	(3.2)%	(4.5)%
Accumulated change in fair value of mortgage loan assets	(3.3)%	(3.2)%
Adjustment to arrive at notional debt	(0.7)%	(0.9)%
Adjusted debt-to-capital ratio	13.3%	14.7%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$2,928	5.65%	$1,843	3.83%	$8,052	5.21%	$5,252	3.75%
Change in fair value of reinsurance assets	(42)	(0.08)%	11	0.02%	65	0.04%	281	0.20%
VIE earnings and noncontrolling interest	264	0.51%	219	0.46%	743	0.48%	389	0.28%
Alternative gains (losses)	1	—%	10	0.02%	(6)	(0.01)%	—	—%
Reinsurance impacts	(66)	(0.13)%	—	—%	(199)	(0.13)%	—	—%
Apollo investment gain	—	—%	—	—%	—	—%	(33)	(0.02)%
ACRA noncontrolling interests	(676)	(1.30)%	(407)	(0.85)%	(1,628)	(1.05)%	(1,059)	(0.76)%
Held for trading amortization and other	57	0.11%	45	0.10%	49	0.03%	34	0.02%
Total adjustments to arrive at net investment earnings/earned rate	(462)	(0.89)%	(122)	(0.25)%	(976)	(0.64)%	(388)	(0.28)%
Total net investment earnings/earned rate	$2,466	4.76%	$1,721	3.58%	$7,076	4.57%	$4,864	3.47%

Average net invested assets	$207,312		$192,231		$206,241		$186,815

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$943	1.83%	$3,483	7.25%	$15,675	10.12%	$10,361	7.40%
Premiums	(26)	(0.05)%	(3,045)	(6.34)%	(9,163)	(5.92)%	(10,769)	(7.69)%
Product charges	(217)	(0.42)%	(184)	(0.38)%	(622)	(0.40)%	(525)	(0.38)%
Other revenues	(123)	(0.24)%	26	0.06%	(143)	(0.09)%	38	0.03%
FIA option costs	374	0.72%	322	0.67%	1,124	0.73%	922	0.66%
Reinsurance impacts	(41)	(0.08)%	12	0.02%	(116)	(0.07)%	36	0.02%
Non-operating change in insurance liabilities and embedded derivatives	969	1.87%	652	1.36%	(1,017)	(0.66)%	3,306	2.36%
Policy and other operating expenses, excluding policy acquisition expenses	(335)	(0.65)%	(294)	(0.61)%	(968)	(0.63)%	(801)	(0.57)%
AmerUs Closed Block fair value liability	52	0.10%	77	0.16%	27	0.02%	318	0.23%
ACRA noncontrolling interests	(311)	(0.60)%	(157)	(0.33)%	(977)	(0.63)%	(291)	(0.21)%
Other	99	0.19%	10	0.02%	236	0.15%	2	—%
Total adjustments to arrive at cost of funds	441	0.84%	(2,581)	(5.37)%	(11,619)	(7.50)%	(7,764)	(5.55)%
Total cost of funds	$1,384	2.67%	$902	1.88%	$4,056	2.62%	$2,597	1.85%

Average net invested assets	$207,312		$192,231		$206,241		$186,815

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
US GAAP policy and other operating expenses	$472	$388	$1,359	$1,083
Interest expense	(113)	(68)	(360)	(142)
Policy acquisition expenses, net of deferrals	(137)	(94)	(391)	(282)
Integration, restructuring and other non-operating expenses	(41)	(37)	(98)	(104)
Stock compensation expenses	(13)	(15)	(42)	(40)
ACRA noncontrolling interests	(30)	(73)	(78)	(183)
Other	(15)	19	(23)	6
Total adjustments to arrive at other operating expenses	(349)	(268)	(992)	(745)
Other operating expenses	$123	$120	$367	$338

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	September 30, 2023	December 31, 2022
Total investments, including related parties	$214,953	$196,448
Derivative assets	(4,571)	(3,309)
Cash and cash equivalents (including restricted cash)	11,214	8,407
Accrued investment income	1,792	1,328
Net receivable (payable) for collateral on derivatives	(2,485)	(1,486)
Reinsurance funds withheld and modified coinsurance	882	1,423
VIE assets, liabilities and noncontrolling interest	14,340	12,747
Unrealized (gains) losses	25,078	22,284
Ceded policy loans	(174)	(179)
Net investment receivables (payables)	(375)	186
Allowance for credit losses	592	471
Other investments	(37)	(10)
Total adjustments to arrive at gross invested assets	46,256	41,862
Gross invested assets	261,209	238,310
ACRA noncontrolling interests	(53,114)	(41,859)
Net invested assets	$208,095	$196,451

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	September 30, 2023	December 31, 2022
Investment funds, including related parties and VIEs	$16,818	$14,128
Equity securities	472	509
Certain equity securities included in AFS or trading securities	197	225
Investment funds within funds withheld at interest	802	1,126
Royalties	14	15
Net assets of the VIE, excluding investment funds	(4,006)	(2,041)
Unrealized (gains) losses	73	44
ACRA noncontrolling interests	(2,391)	(1,836)
Other assets	(186)	(91)
Total adjustments to arrive at net alternative investments	(5,025)	(2,049)
Net alternative investments	$11,793	$12,079

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	September 30, 2023	December 31, 2022
Total liabilities	$255,734	$233,382
Debt	(3,634)	(3,658)
Derivative liabilities	(1,892)	(1,646)
Payables for collateral on derivatives and securities to repurchase	(4,786)	(3,841)
Other liabilities	(2,324)	(1,635)
Liabilities of consolidated VIEs	(1,255)	(815)
Reinsurance impacts	(8,918)	(9,176)
Policy loans ceded	(174)	(179)
Market risk benefit asset	(431)	(481)
ACRA noncontrolling interests	(46,576)	(35,981)
Total adjustments to arrive at net reserve liabilities	(69,990)	(57,412)
Net reserve liabilities	$185,744	$175,970

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, short-term investments and unaffiliated preferred stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of September 30, 2023 was $107.2 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of September 30, 2023 was $16.5 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. On June 30, 2023, we entered into a new Credit Facility, which replaced our previous agreement. The Credit Facility provides access to liquidity with a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total. The Credit Facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of September 30, 2023. We entered into a new Liquidity Facility on June 30, 2023, which replaced our previous agreement that was due to expire. The Liquidity Facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total. The Liquidity Facility has an initial 364-day term, subject to additional 364-day extensions, and was undrawn as of September 30, 2023. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of September 30, 2023 and December 31, 2022, approximately 78% and 76%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2023 and December 31, 2022, approximately 63% and 60%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of September 30, 2023, approximately 27% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 57% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2023 and December 31, 2022, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $6.7 billion and $3.7 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2023, the total maximum borrowing capacity under the FHLB facilities was limited to $42.1 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2023, we had the ability to draw up to an estimated $7.6 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of September 30, 2023 and December 31, 2022, the payables for repurchase agreements were $4.5 billion and $4.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.7 billion and $5.0 billion, respectively. As of September 30, 2023, payables for repurchase agreements were comprised of $1.6 billion of short-term and $2.9 billion of long-term repurchase agreements. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of September 30, 2023, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of September 30, 2023, we had no outstanding payables under this facility.

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2023	2022
Net income (loss)	$2,049	$(5,742)
Non-cash revenues and expenses	1,655	11,819
Net cash provided by operating activities	3,704	6,077
Sales, maturities and repayments of investments	20,337	24,754
Purchases of investments	(49,732)	(47,977)
Other investing activities	395	885
Net cash used in investing activities	(29,000)	(22,338)
Inflows on investment-type policies and contracts	35,168	23,329
Withdrawals on investment-type policies and contracts	(10,229)	(7,903)
Other financing activities	2,952	1,689
Net cash provided by financing activities	27,891	17,115
Effect of exchange rate changes on cash and cash equivalents	2	(18)
Net increase (decrease) in cash and cash equivalents[1]	$2,597	$836

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $3.7 billion and $6.1 billion for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash provided by operating activities was primarily driven by lower cash received from pension group annuity transactions, net of outflows, cash paid for reinsurance settlements and an increase in cash paid for policy acquisition and other operating expenses, partially offset by an increase in net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $29.0 billion and $22.3 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used in investing activities was driven by a decrease in the sales, maturities and repayments of investments, an increase in the purchases of investments due to the deployment of greater cash inflows from organic growth compared to prior year and a decrease in cash received from net derivative settlements.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $27.9 billion and $17.1 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash provided by financing activities was primarily attributed to higher cash received from retail and flow reinsurance inflows, net of outflows, a capital contribution by AGM in the current year of $1.25 billion related to the net proceeds from its mandatory convertible preferred stock offering, a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in the current year compared to prior year, the payment of less common stock dividends as the prior year included the payment of a $750 million dividend to AGM declared in December of 2021 and an increase in net capital contributions from noncontrolling interests. These increases were partially offset by a decrease in cash received from funding agreement inflows, net of outflows, as well as less cash received from repurchase agreements compared to prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of September 30, 2023:

	Payments Due by Period
(In millions)	2023	2024-2025	2026-2027	2028 and thereafter	Total
Interest sensitive contract liabilities	$4,690	$43,511	$36,729	$104,135	$189,065
Future policy benefits	672	4,941	4,934	36,125	46,672
Market risk benefits	—	—	—	6,671	6,671
Other policy claims and benefits	123	—	—	—	123
Dividends payable to policyholders	2	14	14	65	95
Debt[1]	34	306	306	4,592	5,238
Securities to repurchase[2]	1,716	1,404	1,946	—	5,066
Total	$7,237	$50,176	$43,929	$151,588	$252,930

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2023 interest rate.

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

We declared common stock cash dividends of $188 million on August 30, 2023, payable to the holder of AHL’s Class A common shares with a record date of August 13, 2023 and payment date of August 15, 2023. We have paid $750 million in common stock cash dividends for the nine months ended September 30, 2023, including payment of the fourth quarter dividend from 2022 in the first quarter of 2023.

We declared and paid common stock cash dividends of $188 million and $563 million for the three months ended September 30, 2022 and the nine months ended September 30, 2022, respectively. Additionally, we declared common stock cash dividends of $750 million on December 31, 2021, payable to the holder of AHL’s Class A common shares with a record date and payment date following the completion of the merger with AGM. The dividend was paid on January 4, 2022.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion Credit Facility, drawing on our undrawn $2.6 billion Liquidity Facility or by pursuing future issuances of debt or preference shares to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our Credit Facility contains various standard covenants with which we must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the Credit Facility. Our Liquidity Facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum consolidated net worth of no less than $8.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the Liquidity Facility.

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

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of September 30, 2023.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of September 30, 2023 and December 31, 2022, the revolving note payable had an outstanding balance of $414 million and $896 million, respectively.

Capital

We believe we have a strong capital position and are well positioned to meet policyholder and other obligations. We measure capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to our business, the amount of capital required to support our core operating strategies and the amount of capital necessary to maintain our current ratings in a recessionary environment. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC risk-based capital (RBC) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2022 and 2021, our consolidated statutory capital and surplus in the aggregate was $20.1 billion and $19.6 billion, respectively, and our consolidated RBC ratio was 416% and 433%, respectively. Our consolidated regulatory capital represents the aggregate capital of our US and Bermuda insurance entities, determined with respect to each insurance entity by applying the statutory accounting principles applicable to each such entity with adjustments made to, among other things, assets and expenses at the holding company level. The consolidated RBC ratio is calculated by applying the NAIC RBC factors to the statutory financial statements of our non-US reinsurance and US reinsurance subsidiaries on an aggregate basis, including interests in other non-insurance subsidiary holding companies, with certain adjustments made by management to our Bermuda and non-insurance holding companies. See Glossary of Selected Terms – Consolidated RBC for further information.

ACRA 1 – ACRA 1 provides us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA 1 provides a capital source to fund both our inorganic and organic channels.

ACRA 2 – Similar to ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

These strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the condensed consolidated financial statements. Due to the adoption of LDTI as of January 1, 2023, certain critical accounting estimates have changed. Accordingly, the below should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2022 Annual Report, as well as Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements, which incorporates required updates from the adoption of LDTI. The following summary of our critical accounting estimates is intended to enhance one’s ability to assess our financial condition and results of operations and the potential volatility due to changes in estimate. Other than as described in this Item 2, there have been no material changes to our critical accounting estimates and judgments from those previously disclosed in our 2022 Annual Report. The following updates and supplements the critical accounting estimates and judgments in our 2022 Annual Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For these limited-payment contracts where premiums are due over a significantly shorter period than the period over which benefits are provided, a deferred profit liability is established to the extent that gross premium exceeds the net premium reserve and included within future policy benefits. When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, both the future policy benefit reserve and deferred profit liability are retrospectively recalculated from the contract issuance date. Also included within the liability for future policy benefits is negative VOBA that was established for blocks of insurance contracts acquired through the merger with Apollo. Negative VOBA related to immediate annuities with life contingencies is subsequently measured on a basis generally consistent with the deferred profit liability.

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	September 30, 2023
+100 bps discount rate	$(2,787)
–100 bps discount rate	3,220

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	September 30, 2023
+100 bps discount rate	$(599)
–100 bps discount rate	745

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of September 30, 2023, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $2.7 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2022, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $2.1 billion, net of offsets. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of September 30, 2023, when compared to December 31, 2022, includes the impact from the recent assumption unlock that impacts the FIA embedded derivative. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $45 – $55 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

With the implementation of LDTI in accounting for long-duration insurance and investment contracts, changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income (loss) but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected GLWB and GMDB rider benefits, included within our market risk benefit reserve, are reflected within cost of funds in spread related earnings over the life of the business.

Assuming a parallel increase in interest rates of 25 basis points, the estimated impact to spread related earnings over a 12-month period related to market risk benefits would be an increase of approximately $20 – $40 million, and a parallel decrease in interest rates of 25 basis points would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

We are unable to make forward-looking estimates regarding the impact on net income (loss) or spread related earnings of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to AHL common shareholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of September 30, 2023, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of September 30, 2023, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $477 million. As of December 31, 2022, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $312 million. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of September 30, 2023, when compared to December 31, 2022, is primarily driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following should be read in conjunction with the risk factors that may affect our business or operations described in Part I–Item 1A. Risk Factors of our 2022 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from those previously disclosed in our 2022 Annual Report.

The following updates and supplements the risk factors described in our 2022 Annual Report:

Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial, or administrative change and differing interpretations, possibly on a retroactive basis.

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

The US Congress, the Organisation for Economic Co-operation and Development (OECD) and other government bodies and organizations in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies. The OECD, which represents a coalition of Member countries, has proposed and driven the implementation by its Member countries of changes to numerous long-standing tax principles through its base erosion and profit shifting (BEPS) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the BEPS measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, are relevant to our group structure and the structure of some of our investments. OECD Member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted vary among participating Member countries, significant uncertainty remains regarding the full impact of the BEPS project for our business. Uncertainty remains around (among other matters) access to tax treaties for some of our investments, which could create situations of double taxation and adversely impact our investment returns.

In addition, the OECD is continuing to work on a two-pillar initiative, “BEPS 2.0,” which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (Pillar One) and (2) ensuring all companies pay a global minimum tax (Pillar Two). Pillar One will, broadly, re-allocate taxing rights over 25% of the residual profits of multinational enterprises (MNEs) with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. Pillar Two will, broadly, consist of two interlocking domestic rules (together the Global Anti-Base Erosion Rules (GloBE Rules)): (1) an Income Inclusion Rule (IIR), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity; and (2) an Undertaxed Payment Rule (UTPR), which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. There will also be a treaty-based Subject To Tax Rule that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate.

For countries other than the US, the OECD recommended model GloBE Rules for Pillar Two in late 2021. The OECD also released further guidance on the model GloBE Rules during 2022 and has continued to release guidance on a rolling basis throughout 2023. This includes the release in early February 2023 of technical guidance which comments in particular on the interaction between the model GloBE Rules and current US tax law, and the release in July 2023 of further administrative guidance which contains details of how to calculate tax for the purposes of Pillar Two. It was indicated by the OECD in May 2022 that the Two-Pillar Solution will not come into force until 2024 at the earliest.

Several aspects of the model GloBE Rules, including whether some or all of our business and the companies in which we invest may fall within the scope of the exclusions therefrom, currently remain unclear or uncertain notwithstanding existing commentary and draft legislation. The United Kingdom enacted legislation in July 2023 implementing the IIR via a “multinational top-up tax” (MTT) (alongside a UK domestic top-up tax). This MTT will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On September 27, 2023, the United Kingdom published proposed amendments to the previously enacted MTT legislation, which also introduced new provisions relating to the UK’s implementation of a UTPR rule for accounting periods beginning on or after December 31, 2024.

It is likely that other countries or jurisdictions will implement the recommended model GloBE Rules (including either or both of the IIR or UTPR) as drafted, in a modified form, although some countries may not introduce such changes. As noted below (See We are subject to the risk that Bermuda tax laws may change and that they may become subject to new Bermuda taxes following the expiration of a current exemption after 2035), Bermuda in particular has proposed the introduction of a new corporate income tax regime, in response to the Pillar Two initiative. The implications of this proposal for our business remain uncertain, both at a domestic level in Bermuda and in terms of how any such Bermuda corporate income tax regime (once it comes into effect) might interact with the UK MTT and UTPR legislation or other Pillar Two implementing legislation in relevant jurisdictions. The proposed Bermuda corporate income tax regime is not expected to come into effect until January 1, 2025, at the earliest, which means that there is (on current proposed timings) a period of at least one year in which the UK MTT is expected to apply to our group before any changes are effected in Bermuda. Based on the current status of the proposals in Bermuda, it is also not certain how any new Bermuda corporate income tax regime (once it comes into effect) would interact with UK or other Pillar Two legislation which may be applicable to our group.

The timing, scope and implementation of any of the potential Pillar Two provisions into the domestic law of relevant countries remains subject to significant uncertainty, and the content of existing and future OECD guidance (and its consistency with current international tax principles or with implementing legislation of relevant countries) also remains uncertain. Depending on how the model GloBE Rules are implemented or clarified by additional commentary or guidance in the future, they may result in material additional tax being payable by our business and the businesses of the companies in which we invest. The ultimate implementation of the BEPS project may also increase the complexity and the burden and costs of compliance and advice relating to our ability to efficiently fund, hold and realize investments, and could necessitate or increase the probability of some restructuring of our group or business operations. The implementation of the BEPS project may also lead to additional complexity in evaluating the tax implications of ongoing investments and restructuring transactions within our business.

We are subject to the risk that Bermuda tax laws may change and that we may become subject to new Bermuda taxes following the expiration of a current exemption after 2035.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has issued Tax Assurance Certificates to AHL and its Bermuda subsidiaries assuring such entities that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to such entities or any of their operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable in respect of real property owned or leased by such entities in Bermuda.

In response to the OECD Pillar Two initiative, on August 8, 2023, the Bermuda Ministry of Finance published its first Public Consultation announcing the proposed implementation of a new corporate income tax regime. A Second Public Consultation was published on October 5, 2023. The Bermuda corporate income tax legislation is proposed to be effective for tax years beginning on or after January 1, 2025. The Bermuda Government, as part of its implementation of a Bermuda corporate income tax, announced in its Second Public Consultation that any new Bermuda corporate income tax regime would supersede existing Tax Assurance Certificates held by entities within the scope of the new Bermuda corporate income tax.

Given the announcement by the Bermuda Minister of Finance with respect to the potential enactment of a Bermuda corporate income tax, we cannot assure you that we will not be subject to any Bermuda tax for tax years beginning on or after January 1, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended September 30, 2023, no director or officer of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATHENE HOLDING LTD.

Date: November 7, 2023	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)