Form 10-K
period 2023-12-31
Athene Holding Ltd.
filed 2024-02-27
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37963
ATHENE HOLDING LTD.

(Exact name of registrant as specified in its charter)

Delaware		98-0630022
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
7700 Mills Civic Pkwy
West Des Moines, Iowa 50266
1-(515) 342-4678

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,000th interest in a share of
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A	ATHPrA	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a share of
5.625% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series B	ATHPrB	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a share of
6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C	ATHPrC	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a share of
4.875% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series D	ATHPrD	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a share of
7.75% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series E	ATHPrE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 23, 2024, 203,805,432 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	233

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
•interruption or other operational failures in telecommunication and information technology and other operating systems, including as a result of threat actors attempting to attack those systems, as well as our ability to maintain the security of those systems;
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
•increases in our tax liability resulting from the implementation in various jurisdictions of measures to introduce the Organisation for Economic Cooperation and Development’s (OECD) “Pillar Two” global minimum tax initiative, or similar rules in other jurisdictions (including the recently enacted corporate income tax in Bermuda or otherwise);
•certain of our non-United States (US) subsidiaries becoming subject to US federal income taxation in amounts greater than expected;
•adverse changes in tax law;
•adverse impacts of AHL changing its domicile from Bermuda to the US, causing AHL to become a US-domiciled corporation and a US taxpayer (Redomicile);
•changes in our ability to pay dividends or make distributions, including as a result of the Redomicile;
•the failure to achieve the economic benefits expected to be derived from Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2), collectively defined as ACRA, or future ACRA capital raises;
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
•Interruption or other operational failures in telecommunications, information technology and other operational systems, including as a result of threat actors attacking those systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on those systems, including as a result of human error, could have a material adverse effect on our business.
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
•We are subject to significant operating and financial restrictions imposed by our credit agreements and certain letters of credit, and we are also subject to certain operating restrictions imposed by the indenture to which we are a party.
•We operate in a highly competitive industry that includes a number of competitors, which could limit our ability to achieve our growth strategies and could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.
•If we are unable to attract and retain IMOs, banks and broker-dealers, sales of certain of our products may be adversely affected.
•Our growth strategy includes acquisitions and block reinsurance transactions, and our ability to consummate these transactions on economically advantageous terms acceptable to us in the future is unknown.
•We are subject to risks associated with pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, which could impact our business, financial condition and results of operations in the future.
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

•There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred stock.
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
•The historical investment portfolio performance of Apollo should not be considered as indicative of the future results of our investment portfolio, or our future results or our ability to declare and pay dividends on our preferred stock.
•The returns that we expect to achieve on our investment portfolio may not be realized.
•Our industry is highly regulated and we are subject to significant legal restrictions and obligations, and these restrictions and obligations may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.
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
•The Redomicile may adversely affect the US federal income tax relating to the ownership of our shares by non-US holders.
•Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
•Changes in non-US tax law could adversely affect our ability to raise funds from certain investors.
•Certain of our non-US subsidiaries may be subject to US federal income taxation in an amount greater than expected.
•AHL may be subject to UK taxation by reason of its historic UK tax residency or as a result of ceasing to be a UK tax resident.
•The Base Erosion and Anti-Abuse Tax (BEAT) may significantly increase our tax liability.
•Changes in US tax law might adversely affect demand for our products.
•There is US income tax risk associated with reinsurance between US insurance companies and their Bermuda affiliates.
•The recently enacted Bermuda corporate income tax, or other changes in Bermuda tax laws, may negatively affect our earnings and results from operations.
•AHL is a holding company with limited operations of its own. As a consequence, AHL’s ability to pay dividends on its securities and to make timely payments on its debt obligations will depend on the ability of its subsidiaries to make distributions or other payments to it, which may be restricted by law.
•Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
•We may be the target or subject of, and may be required to defend against or respond to, litigation, regulatory investigations or enforcement actions.

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc., formerly known as Apollo Global Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 1A	Athene Co-Invest Reinsurance Affiliate 1A Ltd., a Bermuda reinsurance subsidiary
ACRA 1 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding Ltd.
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ACRA 2A	Athene Co-Invest Reinsurance Affiliate 2A Ltd., a Bermuda reinsurance subsidiary
ACRA 2 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd.
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program
ADIP II	Apollo/Athene Dedicated Investment Program II
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
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

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the NAIC
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (1) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (2) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within our US RBC Ratio and (2) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities as well as surplus assets. Gross invested assets include (a) total investments on the consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMA	Investment management agreement
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and reinsurance outflows.

Term or Acronym	Definition
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	Represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets include (a) total investments on the consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The adjustments to net investment income to arrive at our net investment earnings add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges, (e) amortization of premium/discount on held-for-trading securities and (f) the change in fair value of reinsurance assets, and remove the proportionate share of the ACRA net investment income associated with the noncontrolling interests. The gain or loss on our investment in Apollo was removed in prior years. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

PART I

Item 1. Business

Item 1.    Business
Overview

We are a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Apollo Global Management, Inc. (AGM, and together with its subsidiaries other than us or our subsidiaries, Apollo) (NYSE: APO) is the beneficial owner of 100% of our common stock and controls all of the voting power to elect our board of directors.

We focus on generating spread income by combining our two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of Apollo’s asset management business to actively source or originate assets with our preferred risk and return characteristics. Our investment philosophy is to invest a portion of our assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalize on our long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. Our differentiated investment strategy benefits from our relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo provides us with access to Apollo’s investment professionals around the world as well as Apollo’s global asset management infrastructure across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience.

Apollo’s asset management expertise supports the sourcing and underwriting of assets for our portfolio. We are invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We establish risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, we partially mitigate the risk of rising interest rates by strategically allocating a meaningful portion of our investment portfolio into floating rate securities. We also maintain holdings in less interest rate-sensitive investments, including collateralized loan obligations (CLO), non-agency residential mortgage-backed securities (RMBS) and various types of structured products, consistent with our strategy of pursuing incremental yield by assuming liquidity and complexity risk, rather than assuming incremental credit risk.

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

We use, and may continue to use, derivatives, including swaps, options, futures and forward contracts and reinsurance contracts to hedge risks such as current or future changes in the fair value of assets and liabilities, current or future changes in cash flows and changes in interest rates, equity markets, currency fluctuations and longevity.

On December 31, 2023, Athene Holding Ltd. (AHL) completed the redomestication of its jurisdiction of organization from Bermuda to the State of Delaware, thereby discontinuing its existence as a Bermuda exempted company and continuing its existence as a corporation organized in the State of Delaware. In connection with the Redomicile, AHL’s (i) Class A common shares, (ii) 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A, (iii) 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B, (iv) 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series C, (v) 4.875% Fixed-Rate Perpetual Non-Cumulative Preference Shares, Series D, and (vi) 7.750% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series E were converted into AHL’s (I) common stock, $0.001 par value per share, (II) 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A, (III) 5.625% Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series B, (IV) 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C, (V) 4.875% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series D, and (VI) 7.750% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series E, respectively.

Relationship with Apollo

We are a subsidiary of AGM. Through this relationship, Apollo allows us to leverage the scale of its asset management platform to source attractive assets for our investment portfolio. In addition to co-founding the Company, Apollo assists us in identifying and capitalizing on acquisition and block reinsurance opportunities that have helped us significantly grow our business. Five of our twelve directors are employees of or consultants to Apollo, including our Chairman, Chief Executive Officer and Chief Investment Officer, who is also a member of the board of directors and an executive officer of Apollo, and the Chief Executive Officer of Apollo Insurance Solutions Group LP (ISG), our investment manager and a subsidiary of AGM. See Item 1A. Risk Factors–Risks Relating to Our Relationship with Apollo–There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred stock and Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

We expect our retail channel to continue to benefit from our credit profile, strong financial position, suite of capital-efficient products and product design capabilities. We believe that this should support growth in sales at our desired cost of funds through increased volumes in each of our existing retail channels, including via expanding our bank and broker-dealer networks. However, we do not seek to achieve volume growth at the expense of profitability. As a result, we adjust our retail pricing more rapidly for changes in asset yields than many of our peers.

Within our flow reinsurance channel, we expect our credit profile and growing reputation as a valuable reinsurance counterparty will enable us to attract additional flow reinsurance partners and maintain or increase our flow reinsurance volumes with existing counterparties. Our ability to provide attractive solutions to reinsurance partners was demonstrated by our entry into the Japanese market and establishment of several partnerships with Japanese and US financial institutions over the past couple of years, as well as our entry into the broader Asia-Pacific market at the end of 2022. Similar to our retail channel, we do not seek to achieve volume growth at the expense of profitability and therefore tend to respond more rapidly to adjust our pricing for changes in asset yields than many of our peers.

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

•Expand Our Product Offering. We seek to build products that meet our policyholders’ retirement savings objectives, such as accumulation, income and legacy planning. Our products are customized for each of the retail channels through which we distribute, including independent marketing organizations (IMOs), banks, and independent broker dealers, and represent innovative solutions that meet the needs of policyholders in each of these channels. We continue to release updated or new products to meet the evolving needs of policyholders. Our diverse Fixed Indexed Annuity (FIA) product offerings are complemented by a number of innovative custom indices, which allow our customers to gain access to sophisticated strategies that are designed for better performance within our products. During 2023, approximately 64% of sales went to custom indices that are only available through our products. In 2023, Athene was recognized for its indexed annuity lineup by winning “Index of the Year” (BCA 2.0) and “Deal of the Year” (Performance Elite) from Structured Retail Products (SRP) Americas Awards as well as “Best Carrier” and “Best Performance FIA” (BCA 2.0) from Structured Products Intelligence (SPi). In addition, we are creating products that capitalize on the capabilities of both Apollo and Athene and will facilitate Apollo’s distribution of these products to high-net-worth individuals.

•Leverage Our Merger with Apollo. We intend to continue leveraging our close relationship with Apollo to source high-quality assets with attractive risk-adjusted returns. Apollo’s global scale and reach provide us with broad market access across environments and geographies and allow us to actively source assets that exhibit our preferred risk and return characteristics. We will also continue to partner with Apollo’s portfolio of origination platforms, which provide us assets with higher spreads than those available in the public markets. See –Investment Management for more information regarding Apollo’s origination platforms. Our relationship with Apollo will allow us to continue to offer creative solutions to insurance companies seeking to restructure their businesses and may enable us opportunities to source additional volumes of attractively-priced liabilities.

Finally, our relationship with Apollo will continue to provide us with access to on-demand capital through ACRA. We believe this capital will continue to be instrumental to executing our growth strategy. See –Capital for additional information regarding ACRA.

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

Products

We principally offer two product lines: annuities and funding agreements. Our primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions. We also offer funding agreements, including those issued to institutions and to special-purpose unaffiliated trusts in connection with our funding agreement backed notes (FABN) and secured funding agreement backed repurchase agreement (FABR) programs. In addition, we are creating products that capitalize on the capabilities of both Apollo and Athene and will facilitate Apollo’s distribution of these products to high-net-worth individuals.

The following summarizes our total premiums and deposits by product:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Annuities
Indexed	$12,012	$11,212	$8,408
Fixed rate	34,594	15,322	2,662
Pension group annuities	10,374	11,218	13,837
Payout	318	878	922
Total annuity products	57,298	38,630	25,829
Funding agreements[1]	7,193	10,039	11,852
Whole life and other	2,247	34	47
Gross premiums and deposits, net of ceded	$66,738	$48,703	$37,728

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the Federal Home Loan Bank (FHLB) and long-term repurchase agreements.

Gross premiums and deposits are comprised of all products’ deposits, which generally are not included in revenues on the consolidated statements of income (loss), and premiums collected. Gross premiums and deposits include directly written business, flow reinsurance assumed as well as premiums and deposits generated from assumed block reinsurance transactions, net of those ceded through reinsurance. Organic and inorganic inflows do not correspond to the gross premiums and deposits presented above as gross premiums and deposits include renewal deposits and annuitizations, as well as premiums and deposits from certain life and other products other than deferred annuities and institutional products, all of which are not included in our organic inflows.

Net reserve liabilities represent our policyholder liability obligations, including liabilities assumed through reinsurance and net of liabilities ceded through reinsurance. Net reserve liabilities include interest sensitive contract liabilities, future policy benefits, net market risk benefits, long-term repurchase obligations, dividends payable to policyholders and other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interests. Net reserve liabilities include the reserves assumed through modified coinsurance (modco) agreements to encompass the liabilities for which costs are being recognized in the consolidated statements of income (loss). Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of those liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life insurance business following acquisitions as well as strategic reinsurance transactions.

Item 1.    Business
The following summarizes our net reserve liabilities by product:

(In millions, except percentages)	December 31, 2023		December 31, 2022
Annuities
Indexed annuities	$84,444	42.4%	$85,163	48.4%
Fixed rate annuities	53,282	26.7%	39,553	22.5%
Pension group annuities	26,313	13.2%	20,614	11.7%
Payout annuities	4,897	2.4%	7,589	4.3%
Total annuity products	168,936	84.7%	152,919	86.9%
Funding agreements[1]	26,637	13.4%	21,538	12.2%
Life and other	3,716	1.9%	1,513	0.9%
Total net reserve liabilities	$199,289	100.0%	$175,970	100.0%

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements.

Annuities

Fixed Indexed Annuities – FIAs are the largest percentage of our net reserve liabilities. FIAs are a type of insurance contract in which the policyholder makes one or more premium deposits that earn interest, on a tax deferred basis, at a crediting rate based on a specified market index, subject to a specified cap, spread or participation rate. FIAs allow policyholders the possibility of earning interest without significant risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. We generally buy options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.

We generate income on FIA products by earning an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including fixed interest credited to customers, option costs, the cost of providing guarantees (net of rider fees), policy issuance and maintenance costs and commission costs.

Fixed Rate Annuities – Fixed rate annuities include annual reset annuities and multi-year guarantee annuities (MYGA). Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than at a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is typically guaranteed for one year. After such period, we have the ability to change the crediting rate at our discretion, generally once annually, to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at our discretion. After the initial crediting period, MYGAs can generally be reset annually. As of December 31, 2023, crediting rates on outstanding annual reset annuities ranged from 0.5% to 6.0% and crediting rates on outstanding MYGAs ranged from 0.25% to 6.20%.

Registered Index-Linked Annuities (RILA) – RILAs are similar to FIAs in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, RILAs have the potential for higher returns but also have the potential for risk of loss to principal and related earnings. RILAs provide the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a cap or adjusted for a participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A “buffer” is protection from negative exposure up to a certain percentage, typically 10 or 20 percent. A “floor” is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the “floor,” but is protected against any loss in excess of this amount).

Private Placement Variable Annuities (PPVA) – PPVAs are not registered with the SEC and currently are only offered by private placement to purchasers meeting both the requirements as a qualified purchaser and an accredited investor under applicable federal securities laws. Variable annuities allow policyholders to participate directly in the investment experience of the underlying investment vehicles offered through the product. In a variable annuity, the policyholder assumes the full investment risk of the investment options chosen. The product allows the policyholder to allocate their money to a variety of variable separate account divisions that invest in a suite of underlying investment options and the potential to accumulate cash value on a tax-deferred basis. Our PPVA product provides access to a suite of Apollo managed funds and other product offerings with no surrender charges and no guaranteed lifetime withdrawal benefit or guaranteed death benefit features. We generate income on our PPVA product by collecting a management fee that is a function of the policyholder’s account value.

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

Item 1.    Business

Income riders, particularly on FIAs, have become very popular among policyholders. The Life Insurance and Market Research Association (LIMRA) estimates that approximately 14% of fixed annuity premium in the US for the nine months ended September 30, 2023 (the most recent period that specific market share data is currently available) included an income rider. As of December 31, 2023, approximately 28% of our deferred annuity account value contained rider benefits. This includes annuities with income riders sourced through retail and reinsurance operations as well as acquisitions. Of the deferred annuities sourced through our retail and flow reinsurance channels, for the year ended December 31, 2023, 2% contained participating income riders and 4% contained guaranteed income riders.

Withdrawal Options for Deferred Annuities

After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (MVA), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy, which generally ranges from 3 to 20 years. The surrender charge for most of our products at contract inception is generally between 7% and 15% of the contract value and decreases by approximately one percentage point per year during the surrender charge period. The weighted average surrender charge (excluding the impact of MVAs) was 6% for our deferred annuities as of December 31, 2023.

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

A pension group annuity transaction may be structured as a buyout or buy-in transaction. A buyout transaction involves the issuance by an insurer of a group annuity contract to the plan sponsor and individual annuity certificates to each plan participant, resulting in the transfer of the contractual obligation to pay pension benefits from the plan sponsor to the insurer. A buyout transaction may be a full buyout or a partial buyout. A pension group annuity transaction structured as a buy-in includes an option to convert to buyout at the election of the plan sponsor, or the option to be surrendered at the election of the plan sponsor, subject to certain conditions that may reflect both a market value adjustment and a surrender charge, resulting in a refund in an amount determined in accordance with the group annuity contract. Generally, a buy-in structure is selected when the plan sponsor seeks to eliminate risk but is not yet prepared to terminate the plan or recognize any adverse accounting impact that may accompany a plan termination. During the buy-in phase, the group annuity contract represents an asset of the plan sponsor with no annuity certificates issued to the plan participants unless and until an election is made under the contract to convert to a buyout.

We earn income on group annuities based upon the spread between the return on the assets received in connection with the pension group annuity transaction and the cost of the pension obligations assumed. Group annuities expose us to longevity risk, which would be realized if plan participants live longer than assumed in underwriting the transaction, resulting in aggregate payments that exceed our expectations. However, our conservative underwriting process makes use of a wealth of reliable pre- and post-selection participant data, including mortality experience data, particularly for mid- to large-sized transactions, to mitigate this risk.

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

Item 1.    Business
If the interest rate is a floating rate, it may be linked to the Secured Overnight Financing Rate, the federal funds rate or other major index. We also include repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

Life and Other

Life and other products include life insurance policies assumed through reinsurance transactions, other retail products, including legacy run-off or ceded business, and statutory closed blocks.

Distribution Channels

We have developed four dedicated distribution channels to address the retirement services market: retail, flow reinsurance, institutional, and acquisitions and block reinsurance, which support opportunistic origination across different market environments. Additionally, we believe these distribution channels enable us to achieve stable asset growth while maintaining attractive returns.

We are diligent in setting our return targets based on market conditions and risks inherent in the products we offer, as well as in the acquisition or block reinsurance transactions we pursue. Generally, we target mid-teen returns for sources of organic growth and mid-teen or higher returns for sources of inorganic growth. However, specific return targets are established with due consideration to the facts and circumstances surrounding each growth opportunity and may be higher or lower than those that we target more generally. Factors that we consider in establishing return targets for a given growth opportunity include, but are not limited to, the certainty of the return profile, the strategic nature of the opportunity, the size and scale of the opportunity, the alignment and fit of the opportunity with our existing business, the opportunity for risk diversification and the existence of increased opportunities for higher returns or growth. If market conditions or risks inherent in a product or transaction create return profiles that are not acceptable to us, we generally will not sacrifice our profitability merely to facilitate growth.

Retail

We have built a scalable platform that allows us to originate and rapidly grow our business in deferred annuity products. We have developed a suite of retirement savings products, distributed through our network of 51 IMOs and our growing network of 18 banks and 144 broker-dealers, collectively representing approximately 128,000 independent agents in all 50 states. We are focused in every aspect of our retail channel on providing high quality products and service to our policyholders and maintaining appropriate financial protection over the life of their policies.

Flow Reinsurance

Flow reinsurance provides another channel for us to source liabilities with attractive crediting rates and offers insurance companies the opportunity to improve their product offerings and enhance their financial results. As in the retail channel, we do not pursue flow volume growth at the expense of profitability and will respond rapidly to adjust pricing for changes in asset yields.

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

Within our flow reinsurance channel, we conduct third-party flow reinsurance transactions through our insurance subsidiaries. As a reinsurer, we partner with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. We target reinsuring spread-based liabilities which can include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities, whole life insurance, universal life insurance and institutional products.

As of December 31, 2023, we had ongoing flow reinsurance and retrocession agreements involving 16 third-party cedants, for a quota share of the cedants’ new inflows.

Item 1.    Business
Institutional

Our institutional channel includes funding agreements and pension group annuity transactions.

Funding Agreements

Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. We have an FABN program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust to offer its senior secured medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us with matching interest and maturity payment terms. We also established a secured FABR program in which a special-purpose, unaffiliated entity enters into a repurchase agreement with a bank and the proceeds of the repurchase agreement are used by the special-purpose entity to purchase funding agreements from us. Additionally, we are a member of the Federal Home Loan Bank of Des Moines and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties. We also include long-term repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

Pension Group Annuities

We partner with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants through pension group annuities. We work with advisors, brokers and consultants to source pension group annuity transactions and design solutions that meet the needs of prospective pension group annuity counterparties and their participants, with a focus on medium- and large-sized deals involving retirees and/or deferred participants that are structured as either a buyout or a buy-in transaction. Since entering the pension group annuity market in 2017, we have closed 47 deals resulting in the issuance or reinsurance of group annuities of $51.8 billion with more than 560,000 plan participants as of December 31, 2023.
We believe we have established ourselves as a trusted and market-leading pension group annuity solutions provider and expect that our experience in crafting customized pension group annuity solutions and our improving credit profile will enable us to continue to source and execute pension group annuity transactions. We have the ability to design tailored solutions that meet the needs of our pension group annuity counterparties, which includes a range of blue-chip clients such as J.C. Penney Corporation, Inc. and Lockheed Martin Corporation, among others, and a number of repeat clients.

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

As we continue to expand to new markets and geographies, we have been disciplined in only retaining liabilities that are core to our strategy and competitive advantages. This can be accomplished through structural solutions, including mortality and longevity reinsurance. For example, in our most recent Japanese block reinsurance transaction, we entered into an arrangement with a highly rated reinsurer to retrocede the mortality risk associated with the whole life liability.

We plan to continue leveraging our expertise in sourcing and evaluating transactions to profitably grow our business. We believe our demonstrated ability to source transactions, consummate complex transactions and reinvest assets into higher yielding investments as well as our access to capital provide us with distinct advantages relative to other acquisition or block reinsurance candidates.

Investment Management

Investment activities are an integral part of our business and our net investment income is a significant component of our total revenues. Our investment philosophy is to invest a portion of our assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalize on our long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. A cornerstone of our investment philosophy is that given the operating leverage inherent in our business, modest investment outperformance can translate to outsized return performance. Because we maintain discipline in underwriting attractively priced liabilities, we have the ability to invest in a broad range of high-quality assets to generate attractive earnings.

Our differentiated investment strategy benefits from our relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support

Item 1.    Business
services, including investment compliance, tax, legal and risk management support. Apollo provides portfolio management services for substantially all of our net invested assets.

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

Apollo’s investment team and credit portfolio managers employ their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated, asset classes. We also maintain holdings in floating rate and less interest rate-sensitive investments, including CLOs, non-agency RMBS and various types of structured products. These asset classes permit us to earn incremental yield by assuming liquidity and complexity risk, rather than assuming incremental credit risk.

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

We believe that a greater focus on these direct origination strategies affords us both quantitative and qualitative advantages, including eliminating the cost of intermediaries, recognizing an illiquidity premium, having direct access to diligence and having greater control over the terms of the investment. Furthermore, we believe that these direct origination strategies will often provide us with the flexibility to choose the location in the capital structure in which we invest, affording us the opportunity to select the risk/return profile that we deem optimal and limit our exposure to assets with sub-optimal risk/return characteristics. Employing these direct origination strategies comports well with our investment philosophy of earning incremental spread by taking measured liquidity and complexity risk, rather than taking excessive credit risk.

As part of our direct origination strategy, we may invest in two types of equity investments. First, we make strategic investments in the equity of asset origination platforms themselves. Second, we retain equity risk alongside our investments in investment grade tranches of the assets that Apollo directly originates. We typically refer to both of these types of equity investments as ‘alternatives.’ In 2022, we contributed certain of our net alternative investments to Apollo Aligned Alternatives, L.P. (AAA), a consolidated variable interest entity (VIE), in exchange for limited partnership interests in the fund. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. AAA enhances Apollo’s ability to increase alternative assets under management while also allowing us to achieve greater scale and diversification for alternatives.

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

MidCap Financial is a commercial finance company that provides various financial products to middle-market businesses in multiple industries, primarily located in the US. MidCap Financial primarily originates and invests in commercial and industrial loans, including senior secured corporate loans, working capital loans collateralized mainly by accounts receivable and inventory, senior secured loans collateralized by portfolios of commercial and consumer loans and related products, secured loans to highly capitalized pharmaceutical and medical device companies, and commercial real estate loans, including multifamily independent-living properties, assisted living, skilled nursing and medical office properties, warehouse, office building, hotel and other commercial use properties and multifamily properties. MidCap Financial originates and acquires loans using borrowings under financing arrangements that it has in place with numerous financial institutions.

Redding Ridge Asset Management LLC and Redding Ridge Asset Management (UK) LLP (collectively, Redding Ridge) is a registered investment advisor specializing in leveraged loans and global CLO management. Redding Ridge’s primary business consists of acting as collateral manager for CLO transactions and related warehouse facilities and as holder of CLO retention interests in both the US and Europe. Redding Ridge is strategically positioned with access to significant CLO management and structuring expertise, industry contacts and investor relationships globally. Pursuant to various service agreements with AGM, Redding Ridge is supported by top tier credit research, credit risk management, credit trading platform and other corporate/administrative services.

Item 1.    Business

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

Wheels is a leading US-based fleet management company that provides fleet leasing and value-added services to corporate clients. The fleet platform has billions of vehicle assets and manages hundreds of thousands of fleet vehicles. Given the essential-use nature of the vehicles and services provided by Wheels, the company is deeply embedded in client operations, driving high customer retention rates and an annuity-like earnings stream.
Foundation Home Loans is a specialist mortgage originator and servicer focused on the UK buy-to-let and owner-occupied market. Foundation exclusively originates new mortgages through intermediaries/brokers and is funded through mortgage-backed securities, warehouse loans, and forward flow agreements. Foundation provides full mortgage servicing in-house through its proprietary asset management platform.
Aqua Finance is a US consumer loan originator and servicer. The company works with dealers and contractors to provide secured financing solutions for near-prime customers who seek borrowing for in-home treatment systems, home improvement, pools and recreational vehicles.
Atlas SP is a structured products business focused on underwriting, originating, owning, and servicing certain warehouse loans extended to asset originators. As part of its business, Atlas SP also provides securitization structuring services to clients.

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

Our investment portfolio is managed within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, commercial mortgage-backed securities (CMBS), CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

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

As discussed previously in –Growth Strategy, we seek to achieve profitable growth that maximizes stockholder value. Executing on our growth strategy requires that we have access to adequate amounts of capital. Our deployable capital and uses thereof are set forth below.

Deployable Capital
Our deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and available undrawn capital commitments from ACRA. As of December 31, 2023, we estimate that we had approximately $8.0 billion in capital available to deploy,

Item 1.    Business
consisting of approximately $2.6 billion in excess equity capital, $3.8 billion in untapped debt capacity (assuming a peer average adjusted debt-to-capitalization ratio of 25%, which is subject to general availability and market conditions), and $1.6 billion in available undrawn capital at ACRA. We determine our untapped debt capacity by comparing our debt-to-capital ratio and adjusted debt-to-capital ratio, which were 23.3% and 14.5%, respectively, as of December 31, 2023, against an estimated peer average adjusted debt-to-capital ratio of approximately 25%.

ACRA

In order to support growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We own 36.55% of ACRA 1’s economic interests and all of ACRA 1’s voting interests, with the remaining 63.45% of the economic interests being owned by Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, Athene Life Re Ltd. (ALRe) sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

These strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues and sustain our profitable growth strategy at scale in a capital efficient manner, while maintaining a strong financial position.

In connection with each transaction in which an ACRA entity elects to participate (each, a Participating Transaction), such ACRA entity will generally pay ALRe a fee (Wrap Fee) on the reserves of the assumed or acquired business. The Wrap Fee is expected to be approximately 15 basis points per year, based on a scale which increases from 10 to 16 basis points as the portion of the reserves economically attributed to the applicable ADIP fund increases.

In general, (a) on or about the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on or about the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the commitment period), ALRe or its applicable affiliate has the right (Commutation Right) to terminate the applicable ACRA entity’s participation in such Participating Transaction based on a book value pricing mechanism and subject to the ability of the applicable ADIP fund to reject the commutation if a minimum return with respect to such Participating Transaction is not achieved. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then the applicable ACRA entity’s obligation to pay the Wrap Fee in connection with such Participating Transaction will terminate, and, subject to certain exceptions (and the applicable terms and conditions of the applicable ACRA Framework Agreement and related transaction documents), ALRe will be required to pay such ACRA entity a fee calculated in the same manner as the Wrap Fee. In addition, if the applicable ACRA entity fails to satisfy minimum aggregate capital requirements, ALRe has the right to recapture or assign to another of our subsidiaries a portion of the business retroceded to such ACRA entity (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.

As of December 31, 2023, ALRe, Athene Life Re International Ltd. (ALReI) and Athene Annuity Re Ltd. (AARe) had retroceded to ACRA $91 billion of reserve liabilities. In connection with future Participating Transactions, ACRA 2 will draw from ADIP II and ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above.

As of December 31, 2023, ADIP II had raised approximately $3.4 billion in capital commitments, of which $1.6 billion was available to deploy into future transactions. As of December 31, 2023, there were no remaining ADIP I capital commitments available to deploy.

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

Reinsurance

Internal Ceded Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by our US insurance subsidiaries are reinsured to our Bermuda reinsurance subsidiaries. We maintain the same reserving principles for our Bermuda reinsurance subsidiaries as we do for our US insurance subsidiaries. We also retrocede certain inorganic transactions, pension group annuity transactions, funding agreement transactions, and retail and flow reinsurance business to ACRA. Our internal reinsurance structure provides us

Item 1.    Business
with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of our Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of our internal reinsurance structure and third-party direct to Bermuda business, a significant majority of our aggregate capital is held by our Bermuda reinsurance subsidiaries.

We use two principal forms of internal reinsurance arrangements, modco and coinsurance on a funds withheld basis (funds withheld). Under modco, the reinsured reserves are retained by the US cedant, whereas under funds withheld, the Bermuda reinsurer is required to establish reserves for the obligations ceded. Under both modco and funds withheld, the Bermuda reinsurer holds capital against the reserves and the US cedant retains physical possession and legal ownership of the assets supporting the reserves. The profit and loss with respect to the obligations ceded flow from the US cedant to the Bermuda reinsurer through periodic net settlements. Generally, our modco and funds withheld agreements require the US cedant to establish a segregated account in which the assets supporting the ceded obligations are maintained. The US cedant is authorized under the respective agreement to make payments on the ceded obligations directly from the segregated account. The assets maintained in the segregated account are valued at statutory carrying value for purposes of determining settlement amounts. Under the respective agreements, the US cedants have an obligation to make payments to the Bermuda reinsurers to the extent that the statutory carrying value of the assets maintained in the applicable segregated account exceeds 100% of the reserves maintained in respect of the reinsured business, and the Bermuda reinsurers have an obligation to make payments to the US cedants to the extent that the statutory carrying value of the assets maintained in the applicable segregated account is less than 100% of the reserves maintained in respect of the reinsured business.

Third-Party Ceded Reinsurance

In addition, from time to time, we may opportunistically cede certain of our business from our US insurance subsidiaries, or Bermuda reinsurance subsidiaries, to third party reinsurers, to generate capital and/or limit our exposure to certain risks.

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

Ratings

As of December 31, 2023, each of our significant insurance subsidiaries is rated “A+”, “A1” or “A” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve our financial strength ratings aspirations, we may choose to retain additional capital above the level required by the rating agencies to support our operating needs. We believe there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in our financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs.

Financial strength and credit ratings directly affect our ability to access funding and the related cost of borrowing, the attractiveness of certain products of ours to customers, our attractiveness as a reinsurer to potential ceding companies and the requirements for collateral posting on our derivatives. These ratings are periodically reviewed by the rating agencies.

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

Item 1.    Business
As of February 23, 2024, A.M. Best, Standard & Poor’s Rating Services (S&P), Fitch Ratings (Fitch) and Moody’s Investors Service (Moody’s) had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	A.M. Best	S&P	Fitch	Moody’s
Athene Holding Ltd.
Long-Term Issuer Credit Rating/Issuer Default Rating	bbb+	A-	A-	NR
Outlook	Positive	Stable	Stable	NR
Athene Insurance Subsidiaries[2]
Financial Strength Rating	A	A+	A+	A1
Outlook	Positive	Stable	Stable	Stable

[1] Athene insurance subsidiaries include AARe, ALRe, ALReI, Athene Annuity & Life Assurance Company (AADE), Athene Annuity and Life Company (AAIA), Athene Annuity & Life Assurance Company of New York (AANY), Athene Life Insurance Company of New York (ALICNY), Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA 1A), Athene Co-Invest Reinsurance Affiliate 1B Ltd. (ACRA 1B), Athene Co-Invest Reinsurance Affiliate 2A Ltd. (ACRA 2A), Athene Co-Invest Reinsurance Affiliate 2B Ltd. (ACRA 2B) and Athene Co-Invest Reinsurance Affiliate International Ltd. ALICNY is not rated by S&P, Fitch, and Moody's.

Rating Agency	Financial Strength Rating Scale	Issuer Credit Rating Scale
A.M. Best[1]	“A++” to “D”	“aaa” to “c”
S&P2	“AAA” to “D”	“AAA” to “D”
Fitch[3]	“AAA” to “C”	“AAA” to “D”
Moody’s4	“Aaa” to “C”	“Aaa” to “C”

1 A.M. Best’s financial strength rating is an independent opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations. A.M. Best’s financial strength rating categories from “A+” to “C” include a ratings notch to reflect a gradation of financial strength within the category. Ratings notches for A.M. Best’s financial strength rating are expressed with either a second plus “+” or a minus “-”. A.M. Best’s long-term issuer credit rating is an opinion of an entity’s ability to meet its ongoing senior financial obligations. A.M. Best’s long-term issuer credit rating categories from “aa” to “ccc” include rating notches to reflect a gradation within the category to indicate whether credit quality is near the top or bottom of a particular rating category. Rating notches for A.M. Best’s long-term issuer credit rating are expressed with a plus “+” or a minus “-”.

2 S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. S&P’s issuer credit rating is a forward-looking opinion about an obligor’s overall creditworthiness. This opinion focuses on the obligor’s capacity and willingness to meet its financial commitments as they come due. Long-term issuer credit ratings focus on the obligor’s capacity and willingness to meet all of its financial commitments, both long- and short-term, as they come due. A plus “+” or a minus “-” indicates relative standing within a rating category.

[3] Fitch’s insurer financial strength ratings provide an assessment of the financial strength of an insurance organization. The insurer financial strength rating is assigned to the insurance company’s policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts. The insurer financial strength rating reflects both the ability of the insurer to meet these obligations on a timely basis and expected recoveries received by claimants in the event the insurer stops making payments or payments are interrupted, due to either the failure of the insurer or some form of regulatory intervention. Fitch’s issuer default ratings opine on an entity’s relative vulnerability to default on financial obligations. The threshold default risk addressed by issuer default ratings is generally that of financial obligations whose non-payment would best reflect the uncured failure of that entity. As such, issuer default ratings also address relative vulnerability to bankruptcy, administrative receivership or similar concepts. A plus “+” or a minus “-” may be appended to a rating to denote relative status within major rating categories.

[4] Moody’s provides credit ratings that are publicly available serving the public debt capital markets. Moody’s insurance financial strength ratings range from “Aaa (highest quality)” to “C (lowest)”. A rating of Aa3 is the fourth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s long-term credit ratings range from “Aaa” (highest) to “C” (default).

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

Item 1.    Business
Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which we operate, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. See Item 1A. Risk Factors–Risks Relating to Our Business Operations–We operate in a highly competitive industry that includes a number of competitors, which could limit our ability to achieve our growth strategies and could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects for further discussion on competitive risks. We believe that our leading presence in the retirement services market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions.

We face competition in the FIA market from traditional insurance carriers. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. See Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Industry Trends and Competition–Competition for a discussion of our ranking and market share within the total annuity, total fixed annuity, FIA and RILA markets.

Reinsurance markets are highly competitive, as well as cyclical by product and market. As a reinsurer, we compete based on many factors, including, among other things, financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The impact of these and other factors is generally not consistent across lines of business, domestic and international geographical areas, and distribution channels. Within the reinsurance market, we compete with other insurance and reinsurance companies.

We face strong competition within our institutional channel. With respect to funding agreements, namely those issued in connection with our FABN program, we compete with other insurers that have active FABN programs. Within the funding agreement market, we compete primarily on the basis of perceived financial strength, interest rates and term. With respect to group annuities, we compete with other insurers that offer such annuities. Within the pension group annuities market, we compete primarily on the basis of price, underwriting, investment capabilities and our ability to provide quality service to the corporate sponsor’s pension participants.

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

Human Capital Management

As of December 31, 2023, we had 1,976 employees, including 1,863 located in the US, primarily in West Des Moines, IA, and 95 located in Bermuda. We believe our employee relations are good. None of our employees are subject to collective bargaining agreements, nor are we aware of any efforts to implement such agreements.

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

Item 1.    Business
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

Diversity, Equity and Inclusion

We are committed to ensuring diversity, equity and inclusion (DEI) are woven into our organizational values. Our DEI efforts are led by our Senior Vice President, Diversity, Equity and Inclusion, who reports to our Executive Vice President and Chief Human Resources Officer, with additional reporting responsibilities to the legal and regulatory committee of our board of directors, the committee charged with oversight of our DEI efforts and our corporate and social responsibility efforts more broadly. We have established a Diversity & Inclusion Council and ten Employee Resource Groups (ERGs) that work to elevate diversity efforts by fostering a workplace that cultivates our differences, where employees feel celebrated, engaged and connected. We seek to build a diverse workforce that delivers on our business objectives and embodies our values. We engage actively with our communities to make a difference in the places in which we live and work.

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

Employee Well-being

We continue to devote significant attention to the importance of employee well-being. We have comprehensive programs and initiatives focused on professional development, DEI, physical health, financial wellness and emotional well-being, with a goal of creating a supportive and inclusive environment for all. Through our annual employee engagement, we gather insights and feedback from employees on satisfaction, engagement, leadership and policies. This feedback is vital to shaping our strategies to enhance overall employee satisfaction and foster a workplace that aligns with our core values.

Regulation

A summary of certain of the laws, regulations and frameworks to which we are subject is set forth below.

General

United States

Each of our primary US insurance subsidiaries, AADE, AAIA, AANY and ALICNY, is organized and domiciled in either Delaware, Iowa, or New York (each, an Athene Domiciliary State) and also licensed in such state as an insurer. On December 20, 2023, AADE and AAIA executed an agreement and plan of merger pursuant to which, subject to the receipt of all regulatory approvals required, AADE will merge with and into AAIA, with AAIA as the surviving company.

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

Bermuda

The Bermuda regulatory regime has been deemed to be equivalent to the European Union (EU) Directive (2009/138/EC) (Solvency II). The Bermuda Insurance Act 1978 (Bermuda Insurance Act) regulates the insurance business of our Bermuda reinsurance subsidiaries, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under such act by the Bermuda Monetary Authority (BMA). The BMA is required by the Bermuda Insurance Act to determine whether an applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. See –Regulation of an Insurer’s Stockholders below.

The continued registration of an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Bermuda Insurance Act also grants the BMA powers to supervise, investigate and intervene in the affairs of insurers. The Bermuda Insurance Act imposes on Bermuda insurers solvency standards as well as auditing and reporting requirements.

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

The group supervisor may impose certain requirements on the insurance group, including to make provision for, among other things: (1) assessing the financial situation and the solvency position of the insurance group and/or its members; and (2) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure. Many of these requirements have not yet been applied in substance to us or our affiliates or, to the extent they have been applied, remain subject to modification as part of larger prudential regulatory initiatives.

Group Capital

The Iowa HCA requires, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation (GCC) with its lead state on a confidential basis. The GCC is a tool developed by the NAIC to provide US insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a manner that applies to groups meeting certain criteria regardless of their structure. The Iowa HCA also requires the ultimate controlling person for certain large US life insurers and insurance groups to file the results of a liquidity stress test (LST) annually with

Item 1.    Business
the lead state regulator of the insurance group. The LST utilizes a company cash-flow projection approach incorporating liquidity sources and uses over various time horizons under a baseline assumption and stress scenarios that may vary from year to year. The NAIC has stated that the GCC will be a regulatory tool and will not constitute a requirement or standard; however, these regulatory requirements may over time increase the amount of capital that we are required to hold and could result in our being subject to increased regulatory requirements. Under the Bermuda rules, our Bermuda reinsurance subsidiaries are required to file with the BMA group audited financial statements prepared using accounting principles generally accepted in the US (US GAAP) and an annual group capital and solvency return, which includes the Group Bermuda Solvency Capital Requirement model showing the Group’s Enhanced Capital Requirement, within five months after the financial year-end.

Internationally Active Insurance Groups and the Common Framework for the Supervision of Internationally Active Insurance Groups

The Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame), as adopted by the International Association of Insurance Supervisors (IAIS), will be applicable to entities that meet the IAIS’s criteria for internationally active insurance groups (IAIGs) and that are so designated by their group-wide supervisor. Under ComFrame, an IAIG is defined as an insurance group which has (1) premiums written in three or more jurisdictions, with the percentage of gross premiums written outside the home jurisdiction comprising at least 10% of the group’s total gross written premiums, and (2) based on a rolling three-year average, total assets of at least $50 billion, or gross written premiums of at least $10 billion. A group-wide supervisor has discretion to determine that a group is not an IAIG even if it meets the criteria or that a group is an IAIG even if it does not meet the criteria. ComFrame establishes international standards for the designation of a group-wide supervisor for each IAIG and IAIS intends to include a group capital requirement (the global insurance capital standard (ICS)) applicable to an IAIG in addition to the current legal entity capital requirements and any group capital requirements imposed by relevant insurance laws and regulations. The ICS is still being finalized by the IAIS, with a planned adoption date of November 2024. Assuming IAIS members vote to adopt the ICS, the IAIS will encourage jurisdictions to implement the ICS as a prescribed capital requirement beginning in 2025. In addition, the US members of the IAIS are developing an alternative approach to the ICS, called the Aggregation Method (AM), which would be adopted in the US. Like the GCC, the AM is an RBC aggregation-based approach. The IAIS plans to assess whether the AM provides comparable outcomes to the ICS in 2024.

ComFrame also includes uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning. Relatedly, in the US, the NAIC has promulgated amendments to the NAIC Model Insurance Holding Company System Regulatory Act, adopted by all of the Athene Domiciliary States, that address “group-wide” supervision of IAIGs to allow state insurance regulators in the US to be group-wide supervisors for US-based IAIGs and acknowledge another regulatory official acting as the group-wide supervisor of an IAIG. On February 6, 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified AHL as the Head of the IAIG. The Head of the IAIG is a legal entity identified by the group-wide supervisor as controlling all of the insurance legal entities within the group and non-insurance legal entities which pose a risk to the insurance operations. In general, the Head of the IAIG is the uppermost entity to which obligations associated with being an IAIG designation attach. As a result of these identifications, we expect AHL to be subject to the relevant capital standard that the US applies to IAIGs. At this time, we do not expect a significant impact on AHL’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on AHL’s capital position or capital structure and any other burdens being named an IAIG may impose on AHL or its insurance affiliates. The IID further identified itself as the Group-Wide Supervisor for AGM (in a distinct capacity from its role as supervisor for AHL). The IID has been effectively serving in this role for a significant period of time; this identification is a formalization of AGM and the IID’s existing relationships and processes.

Own Risk and Solvency Assessment (ORSA) Model Act

We are subject to the ORSA Model Act, which has been enacted by each Athene Domiciliary State, and requires insurers to assess the adequacy of their and their group’s risk management and current and future solvency position. Under the ORSA Model Act, certain insurers must undertake an internal risk management review at least annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group), in accordance with the NAIC’s ORSA Guidance Manual, and prepare an ORSA Summary Report (ORSA Report) assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans. The ORSA Report is required to be filed annually with a company’s lead state regulator and made available to other domiciliary regulators within the holding company system. We file the ORSA Report with the IID as our lead state regulator and concurrently provide the ORSA Report to the Delaware Department of Insurance (DE DOI) and the New York State Department of Financial Services (NYSDFS). We also submit the ORSA Report to the BMA. Additionally, for the purposes of satisfying the assessment requested in the Schedule of Commercial Insurer’s Solvency Self-Assessment, each Bermuda reinsurance subsidiary submits supporting documentation to the BMA regarding specific queries presented in the Bermuda Solvency Capital Requirement (BSCR), to supplement the information provided in the ORSA Report.

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

Item 1.    Business
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

In addition, state insurance holding company laws require any controlling person of a US insurer seeking to divest its controlling interest in the insurer to file with the relevant insurance Commissioner a confidential notice of the proposed divestiture at least thirty days prior to the cessation of control (unless a person acquiring control from the divesting party has filed notice of the proposed acquisition of control with the Commissioner). After receipt of the notice, the Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of any of our US insurance subsidiaries (including Apollo or AHL) (in particular through an unsolicited transaction), even if the stockholders of such parent consider such transaction to be desirable.

Holding company system regulations currently in effect in New York require prospective acquirers of New York domiciled insurers to provide detailed disclosure with respect to intended changes to the business operations of the insurer, and expressly authorize the NYSDFS to impose additional conditions on such acquisitions. The NAIC has also published in its Financial Analysis Handbook specific narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of insurers and reinsurers by a private equity firm. The NAIC also is undertaking a review of regulatory considerations applicable to insurers and reinsurers owned by a private equity firm, has appointed the Macroprudential (E) Working Group to coordinate this workstream and has adopted a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers.” The Macroprudential (E) Working Group has referred requests to various NAIC working groups for further assessments of the considerations described in the list. Accordingly, we currently are unable to predict the impact of such NAIC activities on our business, including our investment activities.

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

Item 1.    Business
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

Credit for Coinsurance Ceded by a US Cedant

The ability of a ceding insurer to take reserve credit for the business ceded to reinsurers through coinsurance is a significant component of reinsurance regulation and is often a determining factor in establishing a reinsurance relationship. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), only the state in which a ceding insurer is domiciled may regulate the financial statement credit for reinsurance taken by that ceding insurer. With respect to US-domiciled ceding companies, credit is typically granted when: (1) the reinsurer is licensed or accredited in the state where the ceding company is domiciled; (2) the reinsurer is domiciled in a state with credit for reinsurance laws and regulations that are substantively similar to the credit for reinsurance laws and regulations in the ceding insurer’s state of domicile and the reinsurer meets certain financial requirements; or (3) other conditions are satisfied, such as the reinsurer securing its obligations to the cedant with qualified collateral.

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

Credit for reinsurance laws and regulations adopted by the various states are based on the NAIC’s Credit for Reinsurance Model Law and Regulation (Credit for Reinsurance Model Law) and provide that collateral requirements may be reduced for reinsurance ceded to certain unauthorized or non-accredited non-US-based reinsurers that satisfy certain criteria to qualify as a certified reinsurer. ALRe has been approved as a certified reinsurer in Delaware (its lead state), and for passport applications in Iowa, Maine, Massachusetts, Michigan, Ohio, Tennessee, and Vermont and is therefore eligible, based on its current ratings, to post reduced collateral equal to 20% of the statutory reserves ceded under new coinsurance agreements by insurers domiciled in those states.

All states, the District of Columbia and Puerto Rico have adopted the NAIC’s 2019 revisions to the Credit for Reinsurance Model Law (NAIC 2019) to allow a ceding insurer to take credit for reinsurance ceded to a qualifying unauthorized reinsurer without collateral if the reinsurer satisfies certain conditions, including being domiciled in a reciprocal jurisdiction. The NAIC has approved Bermuda as a reciprocal jurisdiction. Our Bermuda reinsurance subsidiaries are eligible to apply to any state for a determination that they have satisfied the conditions specified in NAIC 2019 and, to the extent any such determinations are made, will not be required by law on a prospective basis to post collateral, as a condition to the cedant receiving credit for reinsurance, with respect to reinsurance entered into amended or renewed after the effective date of NAIC 2019 and ceded by insurers domiciled in such states. ALRe and AARe have received a determination that they satisfy the conditions to forgo the collateral posting requirements in Iowa pursuant to any coinsurance agreement entered into, amended or renewed on or after the effective date of NAIC 2019 as adopted by Iowa, and only with respect to losses incurred and reserves reported on or after the later of the (1) date on which ALRe or AARe has met all eligibility requirements to be designated a Reciprocal Jurisdiction Reinsurer, and (2) effective date of the new reinsurance agreement, amendment or renewal pursuant to the provisions of the Credit for Reinsurance Model Law as adopted by Iowa.

Item 1.    Business
As of today, ALRe has received approval for passport applications for Alabama, Delaware, Indiana, Kansas, Maine, Massachusetts, Minnesota, Michigan, North Carolina, Ohio, Tennessee, and Vermont. AARe has received approval for passport applications for Delaware, Indiana, Kansas, Maine, Michigan, North Carolina, and Tennessee.

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

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurers that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, states under guidelines promulgated by the NAIC. We are currently under examination by the DE DOI. Our previous exams with the IID, NYSDFS and Vermont were completed with no material findings.

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

Item 1.    Business
The Bermuda Insurance Act provides the BMA with powers to set standards on public disclosure. Using this power, the BMA requires all commercial insurers and insurance groups, subject to certain exceptions, to prepare and publish a Financial Condition Report on their website.

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing claims settlement practices, the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, our US insurance subsidiaries must file, and in many jurisdictions and for some lines of business, obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. Our US insurance subsidiaries are currently undergoing the following market conduct exams: (1) the California Department of Insurance is conducting a routine claims exam of AADE and AANY; (2) the IID is conducting a routine examination of AAIA’s policies and procedures to revisions to the NAIC Model Regulation #275 – Suitability in Annuity Transactions; and (3) the DE DOI is conducting a routine financial exam of AADE. In 2023, the following exams were concluded: (1) the Pennsylvania Insurance Department concluded a market conduct examination of AAIA; and (2) the Pennsylvania Insurance Department concluded a market conduct examination of AADE. The exams resulted in no significant findings.

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

TAC and RBC are calculated annually by insurers, as of December 31 of each year. As of December 31, 2023, each of our US insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene Domiciliary States. As of December 31, 2023, the CAL RBC ratio of AADE (US RBC ratio) was 392%. The calculation of RBC requires certain judgments to be made, and, accordingly, our US insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

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

As of December 31, 2023 and 2022, AARe’s EBS capital and surplus resulted in BSCR ratios, computed as available statutory economic capital and surplus divided by ECR, of 291% and 278%, respectively, which does not reflect the impact of any deferred taxes that may be recorded on a statutory basis as a result of the enactment by the Government of Bermuda of the Corporate Income Tax Act 2023 (Bermuda CIT). While not specifically referred to in the Bermuda Insurance Act, target capital level (TCL) is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR as calculated pursuant to the BSCR formula. TCL serves as an early warning tool for the BMA. If an insurer fails to maintain statutory capital at least equal to its TCL, such failure will likely result in increased regulatory oversight by the BMA. A Class C or Class E insurer which at any time fails to meet its applicable ECR shall, upon becoming aware of such failure or upon having reason to believe that such a failure has occurred, immediately notify the BMA in writing. Within 14 days of such notification, such insurer shall file with the BMA a written report containing details of the circumstances leading to the failure and a plan detailing the specific actions to be taken to rectify the failure, and the time within which the insurer intends to rectify the failure. Within 45 days of becoming aware of such failure, or of having reason to believe that such a failure has occurred, such insurer shall furnish the BMA with (1) unaudited statutory economic balance sheets and unaudited interim financial statements prepared in accordance with US GAAP covering such period as the BMA may require; (2) an opinion of the approved actuary in relation to total long-term business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (3) a long-term business solvency certificate in respect of the financial statements; and (4) a capital and solvency return reflecting an ECR prepared using post-failure data where applicable.

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

During the course of 2023, the BMA issued consultation papers, and received feedback from stakeholders, on certain proposed enhancements to Bermuda’s regulatory regime for commercial insurers. The enhancements are aimed at ensuring that the regime continues to remain fit for purpose, in line with international standards and keeps pace with market developments. In addition to potential enhancements to technical provisions and computation of the BSCR, the BMA is seeking to strengthen supervisory cooperation and exchange of information and increased publication of regulatory information to further develop good governance and risk management practices, transparency, and market discipline. As of the end of 2023, draft rules and guidance notes were published for each commercial insurer class and insurance groups with the new requirements expected to come into force on March 31, 2024.

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

Item 1.    Business
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

The NAIC is considering actions that may be required to actively manage and oversee the use of private credit rating provider (CRP) ratings in light of the extensive reliance on CRP ratings to assess investment risk for regulatory purposes, including possible changes to the NAIC Securities Valuation Office’s (SVO) “filing exempt” process, which grants an exemption from filing with the SVO for bonds and preferred stock that have been assigned a current, monitored rating by a nationally recognized statistical rating organization.

Additionally, the NAIC is in the process of reviewing the definition, scope and capital charges related to residual tranches of asset backed securities held by life insurance companies. As part of that review, in August 2023, the NAIC adopted an “Interim” Factor for determining capital charges for residual tranches. The RBC base factor for residual tranches will continue to be 30% (with the addition of a sensitivity test) for year-end 2023 reporting, rising to 45% in 2024, unless data is presented establishing a different factor is appropriate. The NAIC also has expressed possible RBC arbitrage concerns regarding certain structured securities including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual of the NAIC Investment Analysis Office to assign risk weights to CLOs based on its own modeling as opposed to credit ratings. Under the amendment, the NAIC’s Structured Securities Group will model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that eliminate RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. This amendment became effective on January 1, 2024, although this has been delayed as SVO has not completed development of the modeling, and with insurers first reporting the financial modeling NAIC designations for CLOs with their year-end 2024 financial statement filings. It is possible that the NAIC or the Athene Domiciliary States may propose new regulations or changes to statutory accounting principles regarding CLOs. Accordingly, the investment laws in the Athene Domiciliary States and the NAIC’s investment-related activities could prevent our US insurance subsidiaries from pursuing investment opportunities that they believe are beneficial to their policyholders and stockholders, which could in turn preclude us from realizing our investment objectives.

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

Guaranty Associations

All 50 states, Puerto Rico and the District of Columbia have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. Guaranty associations are organized to cover, subject to limits, contractual obligations under insurance policies issued by insurance companies which later become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years.

For purposes of guaranty association assessments, long-term care insurance is typically classified as a health insurance product. However, in 2017 the NAIC adopted amendments to the Life and Health Insurance Guaranty Association Model Act to provide a fifty-fifty split between life insurers and health insurers (including health maintenance organizations) for future long-term care insolvencies. Most states have adopted legislation to codify the NAIC changes into law, including Iowa, New York and Delaware. These changes may result in an increase in future assessments against life insurers such as our US insurance subsidiaries.

Assessments levied against our US insurance subsidiaries by guaranty associations during the year ended December 31, 2023 were not material. While we cannot accurately predict the amount of any such future assessments, or past or future insolvencies of competitors which would lead to such assessments, it is possible that any such assessments with respect to pending insurers’ impairments and insolvencies may have a material adverse effect on our financial condition, results of operations, liquidity or cash flows, and any reserves we have previously established for these potential assessments may not be adequate.

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

Title I of the Dodd-Frank Act established the Financial Stability Oversight Council (FSOC) and authorized the FSOC to designate non-bank financial companies as systemically important financial institutions (SIFIs), thereby subjecting them to enhanced prudential standards and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve). The prudential standards for non-bank SIFIs include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. There are currently no such non-bank financial companies designated by FSOC as “systemically significant.” In 2019, the FSOC released final interpretive guidance regarding a revised process for designating non-bank SIFIs that incorporated an activities-based approach to risk assessment. Pursuant to such guidance, the FSOC would pursue entity-specific determinations only if a potential risk or threat could not be addressed through the activities-based approach. In November 2023, the FSOC voted to adopt new guidance regarding the designation of non-bank SIFIs, that replaced the 2019 interpretive guidance, effective January 16, 2024. The changes include a revised approach to SIFI designation based on risk factors contained in a proposed analytic framework, including leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. The FSOC’s changes could have the effect of simplifying and shortening its procedures for designating non-bank financial companies as SIFIs, which would subject them to additional supervision, examination, and regulation.There is considerable uncertainty as to the FSOC’s future determination of non-bank SIFIs and/or systemically important activities.

The Dodd-Frank Act, which effected the most far-reaching overhaul of financial regulation in the US in decades, established the Federal Insurance Office within the Treasury Department. While the Director of the Federal Insurance Office does not currently have general supervisory or regulatory authority over the business of insurance, he or she performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs. The Director of the Federal Insurance Office has also submitted reports to Congress that could ultimately lead to changes in the regulation of insurers and reinsurers in the US.

Item 1.    Business

The Dodd-Frank Act also authorizes the Federal Insurance Office to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. In 2017, the US and the EU signed a covered agreement to address, among other things, reinsurance collateral requirements (EU Covered Agreement), and the US released a “Statement of the United States on the Covered Agreement with the European Union,” (Policy Statement) providing the US’ interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the US expects that the GCC developed by the NAIC will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, in 2018, the Bilateral Agreement between the US and the UK on Prudential Measures Regarding Insurance and Reinsurance (UK Covered Agreement) was signed in anticipation of the UK’s exit from the EU. US state regulators had until September 1, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and UK reinsurers that meet the prescribed minimum conditions set forth in the applicable EU Covered Agreement or UK Covered Agreement or else face potential federal preemption by the Federal Insurance Office. All states, the District of Columbia and Puerto Rico have adopted the NAIC’s amendments to the Credit for Reinsurance Model Law that are intended to implement the reinsurance collateral provisions of the EU Covered Agreement and UK Covered Agreement. See –Credit for Coinsurance Ceded by a US Cedant. The reinsurance collateral provisions of the EU Covered Agreement and the UK Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of ALRe are able to provide reinsurance to US insurers.

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

Unclaimed Property Laws

Each of our US insurance subsidiaries is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of abandoned or unclaimed money or property. State treasurers, controllers and revenue departments have been scrutinizing escheatment practices of life insurers with regard to unclaimed life insurance and annuity death benefits. As with state insurance regulators, state revenue authorities have been looking at how life insurers handle unreported deaths, maturity of life insurance and annuity contracts, and contracts that have exceeded limiting age to determine if the companies are appropriately determining when death benefits or other payments under the contracts should be treated as unclaimed property. State treasurers, controllers and revenue departments have audited life insurers, required escheatment and imposed interest penalties on amounts escheated for failure to escheat death benefits or other contract benefits when beneficiaries could not be found at the expiration of statutory dormancy periods. Several states have enacted new laws or adopted new regulations mandating the use by insurance companies of the US Social Security Administration’s Social Security Death Index (Death Master File) or other similar databases to identify deceased persons and to implement more rigorous processes to find beneficiaries. Our US insurance subsidiaries could be subject to risks related to unpaid benefits and the Death Master File.

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

Title VII of the Dodd-Frank Act divides regulatory responsibility for swaps in the United States between the SEC and the Commodity Futures Trading Commission (CFTC) with the CFTC regulating swaps and the SEC regulating security-based swaps. Rules adopted by the CFTC and SEC under Title VII of the Dodd-Frank Act impose a number of requirements related to the trading swaps and security-based swamps, including mandatory clearing, on-facility trade execution requirements, mandatory minimum margin requirements for uncleared swaps and security-based swaps, as well as reporting and recordkeeping requirements. Derivative clearing requirements and mandatory margin requirements have

Item 1.    Business
increased the cost of our risk mitigation and have had other implications as well. For example, increased margin requirements, combined with netting restrictions and limitations on eligible collateral have reduced our liquidity and required increased holdings of cash and highly liquid securities with lower yields, which could have an adverse impact on income. In addition, the clearing requirements subjects us to documentation that is significantly more counterparty-favorable and entitles counterparties to unilaterally change terms such as trading limits and the amount of margin required. The ability of such counterparties to take such actions could create trading disruptions and liquidity concerns. Additionally, the clearing requirements concentrate counterparty risk in both clearinghouses and clearing members. The failure of a clearinghouse could have a significant impact on the financial system. Even if a clearinghouse does not fail, large losses could force significant capital calls on clearinghouse members during a financial crisis, which could lead clearinghouse members to default. Because the role of clearinghouses is still developing, the related regulations are evolving and the related bankruptcy process is untested, it is difficult to anticipate or identify all risks related to the concentration of counterparty risk in clearinghouses and clearing members and the risk of a clearinghouse default.

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

Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of nonpublic personal information. Furthermore, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYSDFS and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Additionally, several states have enacted insurance laws, often based on the NAIC model law, that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees.

In October 2017, the NAIC adopted a new Insurance Data Security Model Law, which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYSDFS cybersecurity regulation discussed below. Under the model law, it is intended that companies that are compliant with the NYSDFS cybersecurity regulation are, in general, in compliance with the model law. As with all NAIC model laws, this model law must be adopted by a state before becoming law in such state, and several states, although it is not yet an accreditation standard. As of November 27, 2023, a version of the model law has been adopted in a 23 jurisdictions, including Delaware and Iowa and is pending adoption in four states. We anticipate that more states will begin adopting the model law in the future. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurers, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

For example, on March 1, 2017, the NYSDFS enacted 23 NYCRR 500, a cybersecurity regulation governing financial companies (Cybersecurity Regulation). The Cybersecurity Regulation requires banks, insurers, and other financial services institutions regulated by the NYSDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” Specifically, the Cybersecurity Regulation imposes a number of obligations, including to take

Item 1.    Business
measures to protect data accessible to third party service providers, adopt multi-factor authentication procedures, designate a chief information security officer who annually reports to the NYSDFS, conduct annual audits, and notify the regulator of any material cybersecurity incident during a specified time period. Since the Cybersecurity Regulation’s effective date, we have committed significant time and resources to comply with its requirements. Moreover, the NYSDFS has increased enforcement of the Cybersecurity Regulation in recent years, and, on June 28, 2023, released a revised draft of proposed amendments to expand the Cybersecurity Regulation (signaling the regulator’s intent to increase obligations under such regulation). The NYSDFS finalized the amendments to the Cybersecurity Regulation on November 1, 2023, with the majority of the new requirements taking effect on April 29, 2024. The amended Cybersecurity Regulation imposes heightened governance and cybersecurity requirements, such as annual audits, vulnerability assessments, and password controls and monitoring. We anticipate that the NYSDFS will continue to examine the cybersecurity programs of financial institutions in the future and such examinations may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

In addition to insurance and other financial institution-specific privacy laws and regulations, an increasing number of states are considering and passing comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (CCPA) was signed in June 2018 and became effective on January 1, 2020 and was amended by the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023. The CPRA also established the California Privacy Protection Agency (CPPA) to implement and enforce the law, which may result in additional regulatory scrutiny and risk. To date, the CPPA has issued updated CCPA regulations, which took effect on March 29, 2023; the CPPA has initiated, but not yet completed, further rulemaking activities. The CCPA and accompanying regulations (as amended) impose stringent data privacy and data protection requirements for the data of California residents, including providing the right to request that a business provide access to or delete any personal information about the consumer under certain circumstances, and the right to opt out of the sale of personal information. We have committed significant time and resources to comply with the CCPA’s requirements. The amendments to the CCPA under the CPRA also expanded consumer rights and disclosure obligations. For example, the CPRA gives California residents the ability to opt out of sharing any personal information and limits the use of their sensitive information. Virginia also passed the Virginia Consumer Data Privacy Act which went into effect on January 1, 2023 and affords consumers similar rights to the CCPA, along with additional rights such as the right to opt-out of processing for profiling and targeted advertising purposes. Additional states, such as Colorado, Connecticut and Utah, have passed similar comprehensive privacy legislation that went into effect or will go into effect, in 2023 and impose obligations similar to, but not exactly the same as California and Virginia laws; specifically, the Colorado Privacy Act and Connecticut Personal Data Privacy and Online Monitoring Act went into effect on July 1, 2023 and the Utah Consumer Privacy Act will go into effect on December 31, 2023. Likewise, in 2024, several states have similar laws that will go into effect, including laws in Montana, Oregon and Texas. Although most of these state laws have certain exemptions for entities subject to certain other federal laws, including the Gramm-Leach Bliley Act, these state laws are changing the legal regime and industry standards for privacy, and more states are considering similar comprehensive privacy legislation that may add additional regulatory complexity and other legal risks. We anticipate that additional expenditure of resources will be necessary to respond to the evolving regulatory regimes, and possibly respond to regulatory actions and mitigate reputational harm. We expect that data privacy and cybersecurity will continue to be an area of significant regulatory focus, and it is possible that other jurisdictions consider or enact data privacy regulations.

The Bermuda Personal Information Protection Act 2016 (PIPA) regulates how any individual, entity or public authority may use personal information (meaning any information about an identified or identifiable natural person) in Bermuda where that personal information is used by automated or other means which form, or are intended to form, part of a structured filing system. PIPA reflects a set of internationally accepted privacy principles and good business practices for the use of personal information. Although PIPA was passed on July 27, 2016, the sections that are currently in effect are limited to those that relate to the establishment and appointment of the Privacy Commissioner, the hiring of the Privacy Commissioner’s staff, and the general powers of the Privacy Commissioner to monitor and administer PIPA. The remaining principal sections of PIPA, including conditions for use of personal information, requirements to provide a privacy notice and appoint a privacy officer and access, rectification and erasure rights for individuals, are scheduled to become fully implemented on January 1, 2025. As such, to the extent that we use individuals’ personal information in Bermuda, we will need to comply with the applicable sections of PIPA.

The EU General Data Protection Regulation (EU GDPR) came into direct effect in all EU Member States on May 25, 2018 and governs the collection, use, disclosure, transfer, and other processing of personal data. The UK has implemented the EU GDPR as the UK GDPR (which sits alongside the UK Data Protection Act 2018, and the UK GDPR together with the EU GDPR shall be referred to as the GDPR). The GDPR has direct effect where an entity is established in the European Economic Area (EEA) or the UK , and has extraterritorial effect where an organization is established outside of the EEA or the UK and processes personal data of individuals in the EEA or the UK in relation to the offering of goods or services to those individuals (the targeting test) or the monitoring of their behavior (the monitoring test). As such, the GDPR applies to us to the extent we are established in an EU Member State or the UK, we are processing personal data in the context of an establishment in an EU Member State or the UK or we meet the requirements of either the targeting test or the monitoring test.

The GDPR imposes onerous and comprehensive privacy, data protection, and data security obligations on controllers and provides certain rights for data subjects, including, among others: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing of their personal data; (ii) specific requirements for obtaining valid consent; (iii) obligations to consider data protection when any new products or services are developed and designed to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of, personal data, a right of restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a useable format and a right of erasure of their personal data in certain circumstances; and (v) an obligation to report personal data breaches to: (A) the data supervisory authority without undue delay (and no later than 72 hours after discovering the personal data breach, where feasible); and (B) affected data subjects, where the personal data breach is likely to result in a high risk to their rights and freedoms.

Item 1.    Business
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to the United States and other countries that the European Commission does not recognize as having ‘adequate’ data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. In July 2020, the Court of Justice of the EU (CJEU), in its Schrems II judgement, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposed further restrictions on use of the standard contractual clauses (SCCs), including a requirement for companies to carry out a transfer privacy impact assessment (TIA). A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA.

On October 7, 2022, the US President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (DPF) and on July 10, 2023, the European Commission adopted its Final Implementing Decision granting the United States adequacy (Adequacy Decision) for EU-US transfers of personal data for entities self-certified to the DPF. Entities relying on SCCs for transfers to the United States are able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of US national security safeguards and redress. This may have implications for our cross-border data flows and has and may in the future result in increased compliance costs.

It should be noted that the UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the United States, in a similar manner to the EU GDPR. The UK Government has published its own form of the SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the TIA and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style TIA. In terms of international data transfers between the UK and the United States, the US Department of Commerce announced that organizations will also be able to self-certify to the UK and Swiss extensions of the DPF, and on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology took the decision to establish a UK-US data bridge (i.e., a UK adequacy decision) and adopt UK regulations to implement the UK-US data bridge (UK Adequacy Regulations). The UK Adequacy Regulations have now been passed in the UK Parliament, and personal data may be transferred from the UK under the UK-US data bridge through the UK extension to the DPF, from October 12, 2023 to organizations self-certified under the DPF. Currently, the volume of personal data processed in connection with each entity’s UK activities is insignificant and limited to management and governance matters. We regularly monitor our business activities to ensure we are prepared for compliance, should the UK GDPR ever apply to our business more broadly.

The GDPR also imposes fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or €20m (under the EU GDPR) or £17.5m (under the UK GDPR). The GDPR identifies a list of points to consider when determining the level of fines for data supervisory authorities to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress). Privacy and data protection compliance has and may in the future require substantial amendments to our procedures and policies. The changes could adversely impact our business by increasing operational and compliance costs or impact business practices. Further, there is a risk that the amended policies and procedures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant litigation, government investigations, administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects. There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of sensitive information, potentially resulting in us facing harms similar to those described above.

The BMA has recognized that cyber incidents can cause significant financial losses and/or reputational impacts across the insurance industry and has implemented the Insurance Sector Operation Cyber Risk Management Code of Conduct (the Cyber Risk Code) to ensure that those operating in the Bermuda insurance sector can mitigate such risks. The Cyber Risk Code prescribes the duties, requirements, standards, procedures and principles which all insurers, insurance managers and insurance intermediaries (agents, brokers and insurance marketplace providers) registered under the Bermuda Insurance Act must comply. The Cyber Risk Code is designed to promote the stable and secure management of information technology systems of regulated entities and requires that all registrants implement their own technology risk programs, determine what their top risks are and develop an appropriate risk response. This requires all registrants to develop a cyber risk policy which is to be delivered pursuant to an operation cyber risk management program and appoint an appropriately qualified member of staff or outsourced resource to the role of Chief Information Security Officer. The role of the Chief Information Security Officer is to deliver the operational cyber risk management program.

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

Item 1.    Business
Innovation and Technology

There has been increased scrutiny, including from state insurance regulators, regarding the use of “big data” techniques, including artificial intelligence, machine learning and automated decision-making. The NAIC established the Innovation, Cybersecurity and Technology (H) Committee ((H) Committee) to address the insurance implications of cybersecurity and emerging technologies, including big data, artificial intelligence and e-commerce. In December 2023, the (H) Committee adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (AI Bulletin), which outlines how insurance regulators should govern the development, acquisition and use of artificial intelligence technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in relation to artificial intelligence systems. The (H) Committee also recently agreed to form a new task force in 2024 that will create a regulatory framework for the oversight of insurers’ use of third-party data and models. In related work, the NAIC’s Big Data and Artificial Intelligence (H) Working Group ((H) Working Group) considers big data issues, such as the lack of transparency and potential for bias in algorithms used to synthesize big data. In May 2023, the (H) Working Group issued an artificial intelligence survey for life insurance, and has published a NAIC Staff Report regarding the same on its website. The NAIC’s Accelerated Underwriting (A) Working Group’s work on a draft regulatory guidance document related to the use of external data and data analytics in accelerated underwriting of life insurance has been on hold to allow the (H) Committee to finalize the AI Bulletin.

As a result of increased innovation and technology in the insurance sector, the NAIC is monitoring technology developments that impact the state insurance regulatory framework and has developed or is developing regulatory guidance, as appropriate. For example: (1) the NAIC has adopted amendments to the anti-rebating provisions of the NAIC’s Unfair Trade Practices Act to address new technologies that are being deployed to add value to existing insurance products and services; (2) the NAIC has adopted guiding principles related to artificial intelligence, its use in the insurance sector, and its impact on consumer protection and privacy, marketplace dynamics and the state-based insurance regulatory framework; and (3) the NAIC’s Privacy Protections (H) Working Group (PPWG) is developing a new Insurance Consumer Privacy Protections Model Law (Model 674) to replace the NAIC’s Insurance Information and Privacy Protection Model Act and the NAIC’s Privacy of Consumer Financial and Health Information Regulation. Due to the large number of comments received on a revised draft of Model 674, the PPWG received an extension until December 31, 2024 to develop the new model law.

Additionally, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws or introduced legislation targeting unfair discrimination practices. For example, in July 2021, Colorado adopted legislation that restricts the use of consumer data sources, algorithms, and predictive models that unfairly discriminate against an individual based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, or transgender status and would provide the Colorado insurance commissioner with broad rule-making and enforcement authority. Pursuant to such legislation, in September 2023, the Colorado insurance commissioner adopted rules, focused solely on the life insurance industry, establishing expansive requirements for insurers using external consumer data and information sources to establish internal governance and risk management frameworks to ensure that such use does not result in unfairly discriminatory insurance practices. Also in September 2023, Colorado released a draft artificial intelligence testing regulation for life insurance underwriting to complement the rules that were recently adopted. Several states have also issued guidance regarding the use of big data technology in compliance with anti-discrimination laws.

We expect that innovation and technology, including “big data,” will remain an important issue for the NAIC and state insurance regulators. We cannot predict what, if any, changes to laws or regulations may be enacted with regard to innovation and technology in the insurance sector.

Environmental Regulation

Our investment in a limited partnership which is in the business of originating residential mortgage loans (RML), as well as our direct investment in any residential or other mortgage loans, may expose us to various environmental and other regulations. For example, to the extent that we hold whole mortgage loans as part of our investment portfolio, we may be responsible for certain tax payments or subject to liabilities under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980. Additionally, we may be subject to regulation by the CFPB as a mortgage holder or property owner. We are currently unable to predict the impact of such regulation on our business.

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

In 2022, the NAIC adopted a new standard for insurers to report their climate-related risks as part of the NAIC’s annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information. Several states, including California, Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, Minnesota, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington, participate in the NAIC survey for insurers licensed in their jurisdictions.

Item 1.    Business
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

Broker-dealers

Our securities operations, principally conducted by our limited purpose SEC-registered broker-dealer, Athene Securities, LLC (Athene Securities), are subject to federal and state securities and related laws, and are regulated principally by the SEC, state securities authorities and the Financial Industry Regulatory Authority (FINRA). Athene Securities does not hold customer funds or safekeep customer securities. Athene Securities is the principal underwriter for the RILA and PPVA products that we offer, and has FINRA permissions to retail the PPVA product. Athene Securities previously served as the principal underwriter of a block of variable contracts that were closed to new investors in 2002 and issued by a predecessor of AAIA. Athene Securities continues to receive concessions on those variable annuity contracts. Athene Securities also provides supervisory oversight to Athene employees who are registered representatives.

Athene Securities and employees or personnel registered with Athene Securities are subject to the Exchange Act and to regulation and examination by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, penalties and fines, disgorgement of profits, restitution to customers, cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

As a registered broker-dealer and member of various self-regulatory organizations, Athene Securities is subject to the SEC’s net capital rule, which specifies the minimum level of net capital a broker-dealer is required to maintain and requires a minimum part of its assets to be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. The net capital rule imposes certain requirements that may have the effect of preventing a broker-dealer from distributing or withdrawing capital and may require that prior notice to the regulators be provided prior to making capital withdrawals. Compliance with net capital requirements may limit the ability of our broker-dealer subsidiary to pay dividends to us. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the United States are currently considering a wide variety of regulatory proposals including issues ranging from cybersecurity to marketing practices, that individually or collectively could increase the costs of Athene Securities and further limits its ability to pay dividends to us.

Employee Retirement Income Security Act of 1974, as amended (ERISA)

We also may be subject to regulation by the US Department of Labor (DOL) when providing a variety of products and services to employee benefit plans governed by ERISA. ERISA is a comprehensive federal statute that applies to US employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit-sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and prohibits transactions known as “prohibited transactions,” such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a “party in interest.” ERISA also provides for a scheme of civil and criminal penalties and enforcement. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to “party in interest” status. The applicable provisions of ERISA and the US Internal Revenue Code of 1986, as amended (Internal Revenue Code) are subject to enforcement by the DOL, the Internal Revenue Service (IRS) and the US Pension Benefit Guaranty Corporation. Severe penalties are imposed for breach of duty under ERISA.

In April 2016, the DOL issued regulations, which were later vacated effective June 2018, expanding the definition of “investment advice” and broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered “fiduciaries” under ERISA. Thereafter, the DOL issued proposed regulatory action to address the vacated definition and issued final regulatory action on December 15, 2020, which confirmed the reinstatement of the definition of “investment advice” that applied prior to 2016 but broadens the circumstances under which financial institutions, including insurers, could be considered fiduciaries under ERISA in connection with recommendations to “rollover” assets from a qualified retirement plan to an IRA. This guidance reverses an earlier DOL interpretation suggesting that rollover advice did not constitute investment advice giving rise to a fiduciary relationship. In connection with the final regulatory action, the DOL issued a prohibited transaction class exemption that allows fiduciaries to receive compensation in connection with providing investment advice, including advice about rollovers, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan. In order to be eligible for the exemption, the investment advice fiduciary would be required, among other conditions, to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice. In April 2021, the DOL issued additional guidance relating to the definition of investment advice under ERISA, in which it stated that it anticipates taking further regulatory and sub-regulatory action on the topic of fiduciary investment advice. On October 31, 2023, the DOL released a proposed rule to replace the existing definition that, if adopted as written, would expand the circumstances under which certain financial institutions could be considered to be fiduciaries under ERISA. The DOL also released amendments to certain prohibited transaction exemptions, including one that applies to the sale of annuity contracts by insurance companies, that could change the ability of advice fiduciaries to use those exemptions for

Item 1.    Business
certain transactions. The public comment period for the proposed rule expired on January 2, 2024, and we expect a final rule to be published in the near future.

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

In addition, certain states, for example Massachusetts, Nevada, and New Jersey, have proposed measures that would make broker-dealers and sales agents subject to a fiduciary duty when providing products and services to customers. The Massachusetts Securities Division adopted a fiduciary duty rule applicable to broker-dealers when making recommendations concerning securities or investment strategies, effective September 1, 2020; however, consistent with the Massachusetts Uniform Securities Act, this rule does not apply to advice concerning commodities or insurance products, including life insurance and annuities. On September 5, 2023, the North American Securities Administrators Association (NASAA), the association of state securities administrators in the United States and Canada, proposed revisions to its Model Rule on Dishonest and Unethical Business Practices of Broker-Dealers and Agents; these revisions purport to incorporate the standards of Regulation Best Interest but in fact would expand those requirements in ways that would increase costs to broker-dealers. The SEC did not indicate an intent to preempt state regulation in this area, and some of the state proposals would allow for a private right of action. As a result of these changes, it may become more costly to provide our products and services in the states subject to these rules.

The NAIC has adopted the Suitability in Annuity Transactions Model Regulation (SAT), which places responsibilities upon insurers with respect to the suitability of annuity sales, including responsibilities for training agents. Many states, including Athene Domiciliary States, have already enacted laws and/or regulations based on SAT, thus imposing suitability standards with respect to sales of FIAs. The NYSDFS issued (1) a circular letter emphasizing insurers’ obligations under laws and regulations based on SAT when replacing a deferred annuity contract with an immediate annuity contract. and (2) amendments to its regulation based on SAT to incorporate a “best interest” standard with respect to the suitability of life insurance and annuity sales, which amendments took effect on August 1, 2019 with respect to annuity contracts and February 1, 2020 with respect to life insurance policies. Future changes in such laws and regulations, including those that impose a “best interest” standard could adversely impact the way we market and sell our annuity products. The NAIC adopted amendments to the SAT to incorporate a “best interest” or similar standard with respect to the suitability of annuity sales. The amendments include a requirement for producers to act in the “best interest” of a retail customer when making a recommendation of an annuity. A producer is considered to have acted in the best interest of the customer if they have satisfied certain prescribed obligations regarding care, disclosure, conflict of interest and documentation. State adoption of these amendments, and any future changes in such laws and regulations, could adversely affect the way our US insurance subsidiaries market and sell their annuity products. As of November 27, 2023, 40 states, including Iowa and Delaware, have adopted a version of the revised SAT that includes a best interest concept, and six states have pending legislation to adopt a version of the revised SAT that includes a best interest concept.

Regulation of an Insurer’s Stockholders

The BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes (1) the managing director of the registered insurer or its parent company, (2) the chief executive of the registered insurer or of its parent company, (3) a stockholder controller, and (4) any person in accordance with whose directions or instructions the directors of the registered insurer or its parent company are accustomed to act.

The definition of stockholder controller is set out in the Bermuda Insurance Act but generally refers to (1) a person who holds 10% or more of the shares carrying rights to vote at a stockholders’ meeting of the registered insurer or its parent company, (2) a person who is entitled to exercise 10% or more of the voting power at any stockholders’ meeting of such registered insurer or its parent company or (3) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any stockholders’ meeting.

Item 1.    Business
Under the Bermuda Insurance Act, stockholder controller ownership is defined as follows:

Actual Stockholder Controller Voting Power	Defined Stockholder Controller Voting Power
10% or more but less than 20%	10%
20% or more but less than 33%	20%
33% or more but less than 50%	33%
50% or more	50%
Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such stockholder becomes a 10%, 20%, 33%, or 50% stockholder controller of the insurer, that stockholder shall, within 45 days, notify the BMA in writing that such stockholder has become, or as a result of a disposition ceased to be, a controller of any such category.

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

The permission of the BMA is required, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of shares of Bermuda companies to or from a non-resident of Bermuda for exchange control purposes, other than in cases where the BMA has granted a general permission. The BMA, in its notice to the public dated June 1, 2005, has granted a general permission for the issue and subsequent transfer of any securities of a Bermuda company from and/or to a non-resident of Bermuda for exchange control purposes for so long as an “Equity Securities” of the company are listed on an “Appointed Stock Exchange” (which includes the NYSE).

Notification of Material Changes

All registered insurers are required to give notice to the BMA of their intention to affect a material change within the meaning of the Bermuda Insurance Act. For the purposes of the Bermuda Insurance Act, the following changes are material: (1) the transfer or acquisition of insurance business, including portfolio transfers or corporate restructurings, pursuant to a court-approved scheme of arrangement under Section 25 of the Bermuda Insurance Act or Section 99 of the Companies Act, (2) the amalgamation with or acquisition of another firm, (3) engaging in unrelated business that is retail business, (4) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (5) outsourcing all or substantially all of the company’s actuarial, risk management, compliance or internal audit functions, (6) outsourcing all or a material part of an insurer’s underwriting activity, (7) the transfer other than by way of reinsurance of all or substantially all of a line of business, (8) the expansion into a material new line of business, (9) the sale of an insurer and (10) outsourcing of an “officer” role, as such term is defined by the Bermuda Insurance Act.

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

Item 1.    Business
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

Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the US and EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or removal from the list of registered entities in Bermuda.

UK Corporation Tax

Certain of our subsidiaries are treated as residents in the United Kingdom for UK tax purposes due to being centrally managed and controlled in the UK, and will each be treated as a fiscally opaque company from a UK tax perspective (collectively, UK Resident Companies). Our UK Resident Companies are generally subject to UK corporation tax on their respective worldwide profits. In practice, however, it is not expected that our UK Resident Companies will be liable to account for any material UK corporation tax on the basis that: (1) in the case of the UK Resident Companies that are holding companies, their income and gains should be primarily derived from their holding of shares in direct subsidiaries; and (2) in the case of the UK Resident Companies that are operating companies, the majority of profits will be attributable to their permanent establishments in Bermuda in respect of which “foreign branch exemption elections” (set out in s.18A Corporation Tax Act 2009) have been made. Any dividends received by our UK Resident Companies should be exempt from UK corporation tax and any gains arising to our UK Resident Companies on a disposal of a subsidiary (including any potential future subsidiaries and any disposal or deemed disposal occurring as a result of Redomicile) should be exempt from UK corporation tax on chargeable gains as a result of the application of the UK substantial shareholding exemption set out in Schedule 7AC of the Taxation of Chargeable Gains Act 1992. The UK Resident Companies are not required to withhold tax when paying a dividend.

The UK Resident Companies, as UK tax residents, will remain subject to a number of specific UK tax regimes, including the controlled foreign company regime, the anti-hybrids and other mismatches regime the diverted profits tax, and the UK’s implementation of a multinational top-up tax (MTT). In practice, however (subject to a change in law, including as a result of implementing recommendations from the BEPS project) none of these specific regimes are expected to materially impact the UK tax position of the UK Resident Companies. See Item 1A. Risk Factors-Risks Relating to Taxation-Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis and Changes in non-US tax law could adversely affect our ability to raise funds from certain investors.

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

Item 1A.    Risk Factors
Certain metrics discussed in this section are based on management view and therefore may not correspond to amounts disclosed in our consolidated financial statements or the notes thereto. For example, investment figures cited represent our net invested assets, which include assets held by cedants that correspond to liabilities ceded to us, but does not include amounts attributable to our noncontrolling interests in ACRA. In the context discussed, we believe that these metrics provide the most comprehensive view of our risk exposures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Operating and Non-GAAP Measures–Net Invested Assets for further discussion.

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

Item 1A.    Risk Factors
•Financial Statements – The preparation of our consolidated financial statements requires management to make various estimates and assumptions that affect the amounts reported therein. These estimates include, but are not limited to, the fair value of investments; impairment of investments and valuation allowances; the valuation of derivatives, including embedded derivatives; future policy benefit and market risk benefit reserves; valuation allowances on deferred tax assets; and stock-based compensation. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. Accordingly, our financial condition and results of operations may be adversely affected if actual results differ from assumptions or if assumptions are materially revised.

Interruption or other operational failures in telecommunications, information technology and other operational systems, including as a result of threat actors attacking those systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on those systems, including as a result of human error, could have a material adverse effect on our business.
We are highly dependent on automated and information technology systems to record and process our internal transactions and transactions involving our customers, as well as to calculate reserves, perform actuarial analyses, value our investment portfolio and complete certain other components of our financial statements. We could experience a failure of one of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or modifications to an existing system. Additionally, threat actors who are able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft.

We retain personally identifiable information and other confidential information, including in some instances sensitive personal information such as health-related information, in our information technology systems and those of our business partners. Despite our security and back-up measures, including periodic testing and our business continuity plan, our information technology systems and those of our business partners may be vulnerable to physical or electronic intrusions, computer viruses or other malicious codes, unauthorized or fraudulent access, cyber-attacks such as ransomware, social-engineering attacks, or denial-of-service attacks, programming or other human errors, and other breaches of cybersecurity and information security systems and similar disruptions, and we may not be able to anticipate, detect, repel or implement effective preventative measures against all such threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, war, epidemics, pandemics, computer viruses and electrical or telecommunications outages).

All of these risks are also applicable where we rely on third-party suppliers to provide products and services to us and/or our customers. We rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions, which exposes us to supply-chain attacks or other business disruptions. While we require our critical third-party suppliers to implement and maintain what we believe to be effective cybersecurity and data protection measures, we cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our insurance products. Our ability to monitor these third parties’ information security practices is limited, and these third-party suppliers may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, which has happened in the past, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach.

The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting or have a material adverse effect on our business, financial condition and results of operations.

Any compromise of the security of our information technology systems that results in inappropriate disclosure or use of confidential information, including personally identifiable customer information, could damage the reputation of our brand in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses in connection with our response, recovery, remediation, and compliance efforts. We are also subject to data privacy and security laws applicable to our business in relevant jurisdictions. See Item 1. Business-Regulation-Consumer Protection Laws and Privacy and Data Security Regulation for more information.

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

Many of our subsidiaries’ products and services are sold through third-party intermediaries. In particular, our insurance businesses are reliant on such intermediaries to describe and explain these products and services to potential customers, and although we take precautions to avoid this result, such intermediaries may be deemed to have acted on our behalf. If that occurs, the intentional or unintentional misrepresentation of our subsidiaries’ products and services in advertising materials or other external communications, or inappropriate activities by an intermediary or personnel employed by an intermediary could result in liability for us and have an adverse effect on our reputation and business prospects, as well as lead to potential regulatory actions or litigation involving or against us. In addition, we rely on third-party administrators (TPAs) to administer a portion of our annuity contracts, as well as our legacy life insurance business. Some of our reinsurers also use TPAs to administer business we reinsure to them. To the extent any of these TPAs do not administer such business appropriately, we may experience customer complaints, regulatory intervention and other adverse impacts, which could affect our future growth and profitability. Recently, we received a Section 308 information request from the New York Department of Financial Services (NYDFS) relating to the administration and lapse of certain life policies covered by a consent order we entered into with the NYDFS in 2018. Global Atlantic Financial Group Limited (GA) and certain of its affiliates, the reinsurer and administrator of these policies, has been assisting us in our response to the NYDFS and is obligated to indemnify us under the terms of the reinsurance agreement between us and the applicable affiliates of GA. If any of these TPAs or their employees are found to have made material misrepresentations to our policyholders, violated applicable insurance, privacy or other laws and regulations or otherwise engaged in misconduct, we could be held liable for their actions and be subject to regulatory scrutiny, which could adversely affect our reputation, business prospects, financial condition, results of operations and cash flows.

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

We are subject to significant operating and financial restrictions imposed by our credit agreements and certain letters of credit, and we are also subject to certain operating restrictions imposed by the indenture to which we are a party.

On June 30, 2023, AHL, ALRe, Athene USA Corporation (AUSA) and AARe, as borrowers, entered into a new, five-year revolving credit agreement with a syndicate of banks and Citibank, N.A., as administrative agent (Credit Facility), which replaced our previous revolving credit agreement dated as of December 3, 2019. Also on June 30, 2023, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (Liquidity Facility), which replaced our previous revolving credit agreement dated as of July 1, 2022. The Credit Facility, Liquidity Facility, and certain letters of credit also entered into contain various restrictive covenants which restrict the operations of our business. As a result of these restrictions, we may be limited in how we conduct our operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

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

If we are unable to attract and retain IMOs, banks and broker-dealers, sales of certain of our products may be adversely affected.

We distribute our annuity products through a variable cost distribution network, which includes 51 IMOs, 18 banks and 144 broker-dealers, collectively representing approximately 128,000 independent agents. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

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

We are subject to risks associated with pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, which could impact our business, financial condition and results of operations in the future.

We are subject to risks associated with pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic. The COVID-19 pandemic and the responses to the pandemic have adversely impacted global commercial activity and contributed to significant volatility in financial markets. Such public health crises could adversely affect our business in a number of ways, including by adversely impacting the valuations of the investments made by us, which are generally correlated to the performance of the relevant equity and debt markets; increasing volatility in the financial markets; preventing us from capitalizing on certain market opportunities; interrupting global or regional supply chains; hurting consumer confidence and economic activity; straining our liquidity, which may impact our credit ratings and limit the availability of future financing; increasing the rate at which policyholders of our insurance products withdraw their policies; and reducing our ability to understand and foresee trends and changes in the markets in which we operate.
Risks Relating to Liquidity and Regulatory Capital
As a financial services company, we are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.
Liquidity risk is a manifestation of events that are driven by other risk types (e.g. market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as our credit facilities, may be unavailable or inadequate to satisfy the liquidity demands described below. In particular, the war between Russia and Ukraine, the conflict in the Middle East, and inflation (and the responses by the US Federal Reserve), continue to contribute to volatility in the financial markets and may restrict the liquidity sources available to us and further may result in an increase of our liquidity demands. We primarily have liquidity exposure through our collateral market exposure, asset liability mismatch, dependence on the financial markets for funding and funding commitments. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity readily available to us, it may have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for a discussion of our liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends.
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

Further to NAIC activities with respect to RBC calculation methodologies, the NAIC has recently adopted and is currently considering a variety of reforms to its RBC framework, which could increase the capital requirements for our US insurance subsidiaries. For example, the NAIC recently adopted changes to certain statements of statutory accounting principles in connection with its principles-based bond project, which are currently scheduled to become effective on January 1, 2025, setting forth the factors to determine whether an investment in asset-backed securities qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of an investment being less favorable. The NAIC also adopted an interim change to the life RBC formula for year-end 2023 and 2024 reporting to increase the RBC base factor for residual tranches of structured securities, and will further consider whether to increase or decrease the base factor in 2024. In addition, the NAIC is reviewing changes related to filing exempt status for certain securities, including a proposal that sets forth procedures for the NAIC’s review of investments that are exempt from filing with the NAIC’s Securities Valuation Office, which could result in, among other things, the capital charge treatment of the investment being less favorable.

During the course of 2023, the BMA issued consultation papers, and received feedback from stakeholders, on certain proposed enhancements to Bermuda’s regulatory regime for commercial insurers. The enhancements are aimed at ensuring that the regime continues to remain fit for purpose, in line with international standards and keeps pace with market developments. In addition to potential enhancements to technical provisions and computation of the BSCR, the BMA is seeking to strengthen supervisory cooperation and exchange of information and increased publication of regulatory information to further develop good governance and risk management practices, transparency, and market discipline. As at the end of 2023, draft rules and guidance notes were published for each commercial insurer class and insurance groups with the new requirements expected to come into force on March 31, 2024.

NRSROs may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs to maintain their current ratings, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. Regulatory developments, including the NAIC’s adoption of amendments to its Insurance Holding Company System Regulatory Act and Model Regulation requiring, subject to certain exceptions, the filing of a confidential annual group capital calculation and an annual liquidity stress test with the IID, the lead state insurance regulator of our US insurance subsidiaries, may increase the amount of capital that we are required to hold and could result in us being subject to increased regulatory requirements.

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

Risks Relating to Market and Credit Risk

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

We have a risk management framework in place to identify, assess and prioritize risks, including the market and credit risks to which our investments are subject. As part of that framework, we test our investment portfolio based on various market scenarios. Under certain stressed market scenarios, unrealized losses on our investment portfolio could lead to material reductions in its carrying value. Under some extreme scenarios, total stockholders’ equity could be severely impacted prior to any potential market recovery. See Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

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

Item 1A.    Risk Factors
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

We face single issuer concentration risk both in the context of strategic alternative investments, in which we occasionally hold significant equity positions, and large asset trades, in which we generally hold significant debt positions. Our most significant concentration risk exposure arising in the context of strategic alternative investments, on a risk-adjusted basis, is our investment in Athora, an insurance holding company focused on the European life insurance market. Given our significant exposure to these issuers, we are subject to the risks inherent in their business. For example, as a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to EU countries and withdrawals thereof. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives. To the extent that we suffer a significant loss on our investment in these issuers, including Athora, our financial condition, results of operations and cash flows could be adversely affected

In addition, from time to time, in order to facilitate certain large asset trades and in exchange for commitment fees, we may commit to purchasing a larger portion of an investment than we ultimately expect to retain, and in such instances we are reliant upon Apollo’s ability to syndicate the transaction to other investors. If Apollo is unsuccessful in its syndication efforts, we may be exposed to greater concentration risk than what we would deem desirable from a risk appetite perspective and the commitment fee that we receive may not adequately compensate us for this risk.

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

Item 1A.    Risk Factors
changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
A significant portion of our net invested assets is invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described elsewhere in this report with respect to our real estate-related investments could materially and adversely affect our financial condition and results of operations. Specifically, through our investments in commercial mortgage loans (CML) and CMBS, we have exposure to certain categories of commercial property, including office buildings, retail, that have been adversely affected by the spread of COVID-19 and the work from home trend. In addition, the CML we hold, and the CML underlying the CMBS that we hold, face both default and delinquency risk.

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

Further, governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time that may impact our investments. For example, Rule 15c2-11 under the Exchange Act governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter equity markets. Effective October 30, 2023, the SEC adopted an order exempting securities issued pursuant to Rule 144 from the quotation restrictions of Rule 15c2-11. However, for many other privately placed fixed income securities, Rule 15c2-11 restricted the ability of market participants to publish quotations after January 4, 2024. Such change in regulatory requirements could disrupt market liquidity and cause securities in our investment portfolio that are not publicly traded, such as our privately placed fixed maturity securities and below investment grade securities, to lose value, which could have a material and adverse effect on our business, financial condition or results of operations.

Our investments linked to real estate are subject to credit risk, market risk, servicing risk, loss from catastrophic events and other risks, which could diminish the value that we obtain from such investments.

A substantial amount of our net invested assets is linked to real estate, including fixed maturity and equity securities, such as CMBS and RMBS, and mortgage loans, consisting of both CML and RML. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. For example, an unexpectedly high rate of default on mortgages held by a CMBS or RMBS may limit substantially the ability of the issuer of such security to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage securitizations that include “sub-prime” or “alt-A” mortgages. As of December 31, 2023, 4.7% of our net invested assets linked to real estate were invested in such “sub-prime” mortgages and “alt-A” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in the rate of mortgage prepayments can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities.

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

Item 1A.    Risk Factors
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

As of December 31, 2023, 34% of the carrying value of our available-for-sale (AFS) securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. Of our total AFS securities, including related parties, as of December 31, 2023, 10% were invested in CLOs of Cayman Islands issuers (for which the underlying assets are largely loans to US issuers) and 25% were invested in other non-US issuers. While we invest in securities of non-US issuers, the currency denominations of such securities usually match the currency denominations of the liabilities that the assets support. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio for further information on international exposure.

While we seek to hedge foreign currency risks, foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.

We are exposed to foreign currency exchange rate risk through the investments in our investment portfolio that are denominated in currencies other than the US dollar or are issued by entities which primarily conduct their business outside of the US, as well as insurance liabilities, funding agreements and other transactions that are denominated in currencies other than the US dollar. We are also exposed to foreign currency exchange risk through our investment in certain subsidiaries domiciled in foreign jurisdictions, both as a result of our direct investment and as a result of currency mismatches between the assets and liabilities of those subsidiaries. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations.

Climate change and regulatory and other efforts to reduce climate change, as well as environmental, social and governance requirements could adversely affect our business.

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company and our investment portfolio include those risks related to the impact of US and foreign climate- and environmental, social and governance (ESG)-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices and the value of our investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the United States prone to catastrophe, including California, sections of the northeastern US, the South Atlantic states and the Gulf Coast.

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

Furthermore, our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like ESG matters. Changes and uncertainty in US and non-US legislation, policy or regulation regarding ESG practices may result in higher regulatory costs, compliance costs and increased capital expenditures, and changes in regulations may impact asset prices, resulting in realized or

Item 1A.    Risk Factors
unrealized losses on our investments. Undertaking initiatives to address ESG practices, including those related to human capital management such as talent attraction and development, DEI and employee health and safety, could increase our cost of doing business and actual or perceived failure to adequately address ESG expectations of our various stakeholders could lead to a tarnished reputation and loss of customers.

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

Risks Relating to Our Relationship with Apollo

There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred stock.

AGM is the beneficial owner of 100% of our common stock and controls all of the voting power to elect members to our board of directors. As a result, AGM could exercise significant influence and control over corporate matters for the foreseeable future, including approval of significant corporate transactions, appointment of members of our management, approval of the termination of our investment management agreements (IMA) and determination of our corporate policies.

The interests of our common stockholder, AGM, may conflict with the interests of our preferred stockholders. Actions that AGM takes as our sole common stockholder may not be favorable to our preferred stockholders. For example, the concentration of voting power held by AGM, the significant representation on our board of directors by individuals who are employees of AGM, or the limitations on our ability to terminate IMAs with Apollo covering assets backing reserves and surplus in ACRA could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which a preferred stockholder may otherwise view favorably. AGM may, in its role as our sole common stockholder, vote in favor of a merger, takeover or other business combination transaction which our preferred stockholders might not consider in their best interests, including those transactions in which the AGM may have an interest. Further, AGM may cause us to declare a cash dividend on shares of our common stock, including dividends of a greater amount than in prior years. Moreover, as a subsidiary of Apollo, we may bear a greater share of expenses than prior to our merger with Apollo.

Our conflicts committee and our disinterested directors analyze these conflicts to protect against potential harm resulting from conflicts of interest in connection with transactions that we have entered into or will enter into with Apollo or its affiliates. Specifically, our bylaws require that the conflicts committee (in accordance with its charter and procedures) approve certain material transactions by and between us and Apollo or its affiliates, including entering into material agreements or the imposition of any new fee or increase in the rate at which fees are charged to us, subject to certain exceptions. See Item 13. Certain Relationships and Related Transactions, and Director Independence. These conflicts provisions will not, by themselves, prohibit transactions with Apollo or its affiliates. In addition, our conflicts committee may exclusively rely on information provided by Apollo, including with respect to fees charged by Apollo or its affiliates, and with respect to the historical performance or fees of unrelated service providers used for comparison purposes, and may not independently verify the information so provided.

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

Under our fee agreement with ISG (Fee Agreement), Apollo receives higher sub-allocation fees for investing in asset classes with higher alpha generating abilities. See Note 16 – Related Parties–Apollo–Fee structure to the consolidated financial statements for additional information regarding the sub-allocation fees. There is no assurance that higher returns will be achieved by investing in these asset classes. Accordingly, Apollo is incentivized to increase the amount of investments subject to higher sub-allocation fees, which may result in greater risk to the returns in our investment portfolio. While we believe that we and Apollo have each implemented appropriate risk governance regarding asset allocation, it is possible that such incentives could result in increased holdings of assets with higher alpha generating abilities, and if such investments fail to perform, it could have an adverse impact on our investment results.

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

Apollo and its affiliates have diverse and expansive private equity, credit and real estate investment platforms, investing in numerous companies across many industries. If Apollo acquires or forms a company with a business strategy competing with ours, additional conflicts may arise between us and Apollo or between us and such company in executing our plans, including with respect to the allocation of investments or the ability to execute on corporate opportunities. Our certificate of incorporation provides that Apollo and its members and affiliates (including certain of our directors) generally have no duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business that we do.

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

James R. Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG and receives compensation from ISG for services he provides. Mr. Belardi also owns profits interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo from us, including sub-allocation fees. Mr. Belardi is also a director of the general partner of ISG. Accordingly, Mr. Belardi’s involvement as a member of our board of directors and management team, as an officer and director of AGM, and as an officer of ISG and director of ISG’s general partner may lead to a conflict of interest. Furthermore, certain members of our board of directors also serve on the board of directors of AGM or ISG or are employees of Apollo or its affiliates, which could also lead to potential conflicts of interest. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

ACRA System IMA Termination Rights

The Fee Agreement provides that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third party reinsurance, or inorganic transactions (ACRA System IMAs), among us or any of our subsidiaries, on the one hand, and ISG, or another member of the Apollo Group (as defined in our certificate of incorporation) on the other hand, we may not, and will cause our subsidiaries not to, terminate any ACRA System IMA, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (1) the approval of two-thirds of our Independent Directors (as defined in our bylaws) and (2) prior written notice to ISG or the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, our board of directors may only terminate an ACRA System IMA on an IMA Termination Election Date for “AHL Cause” as defined in the Fee Agreement and pursuant to the provisions set forth therein. The limitations on our ability to terminate the ACRA System IMAs with the applicable Apollo subsidiary could have a material adverse effect on our financial condition and results of operations.

The Fee Agreement gives our Independent Directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any ACRA System IMA with the applicable Apollo subsidiary, and therefore our Independent Directors are under no obligation to make, and accordingly may exercise their discretion never to make, such a determination.

The boards of directors of our subsidiaries may terminate an ACRA System IMA with the applicable Apollo subsidiary relating to the applicable subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of the Fee Agreement, which could subject us to regulatory scrutiny, expose us to stockholder lawsuits and could have a negative effect on our financial condition and results of operations.

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

Item 1A.    Risk Factors
The historical investment portfolio performance of Apollo should not be considered as indicative of the future results of our investment portfolio, or our future results or our ability to declare and pay dividends on our preferred stock.

Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance Apollo will be able to avail itself of profitable investment opportunities in the future. Furthermore, the historical returns of our investments managed by Apollo are not directly linked to our ability to declare and pay dividends on our preferred stock, which is affected by various factors, one of which is the value of our investment portfolio. In addition, Apollo is compensated based on the aggregate value of the assets it manages on our behalf and on the allocation of those assets to certain fee categories, rather than on the investment returns achieved. Accordingly, there can be no guarantee Apollo will be able to achieve any particular return for our investment portfolio in the future.

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

Risks Relating to Insurance and Other Regulatory Matters

Our industry is highly regulated and we are subject to significant legal restrictions and obligations, and these restrictions and obligations may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.

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

In addition to these restrictions, guaranty associations may subject us to assessments that require us to pay funds, subject to certain limits, to cover contractual obligations under insurance policies issued by insurance companies which become impaired or insolvent. Although we have historically not paid material amounts in connection with these assessments, we cannot accurately predict the magnitude of such amounts in the future, or accurately predict which past or future insolvencies of competitors could lead to such assessments. Any such future assessments may have a material adverse effect on our financial condition, results of operations, liquidity or cash flows and any reserves we have previously established for these potential assessments may not be adequate.

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various US state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities and standard setters in the US and worldwide (including the IAIS) have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the global insurance capital standard by the IAIS to be applicable to IAIGs, as well as the US NAIC’s adoption of the GCC and LST. The IID has adopted the GCC and LST amendments, which now are applicable to us. On February 6, 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified AHL as the Head of the IAIG. As a result of these identifications, we expect AHL to be subject to the relevant capital standard that the US applies to IAIGs. At this time, we do not expect a significant impact on AHL’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on AHL’s capital position or capital structure and any other burdens being named an IAIG may impose on AHL or its insurance affiliates. See Item 1. Business–Regulation–Regulation of an Insurance Group for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

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

Item 1A.    Risk Factors
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

Our Bermuda reinsurance subsidiaries, as Bermuda domiciled insurers, are also required to maintain licenses. Each of our Bermuda reinsurance subsidiaries is licensed as a reinsurer in Bermuda. Bermuda insurance statutes and regulations and policies of the BMA require that our Bermuda reinsurance subsidiaries, among other things, maintain a minimum level of capital and surplus; satisfy solvency standards; restrict dividends, distributions and reductions of capital; obtain prior approval or provide notification to the BMA, as the case may be, of ownership, transfer and disposition of stockholder controller shares; maintain a head office and have certain officers resident in Bermuda; appoint and maintain a principal representative in Bermuda; and provide for the performance of certain periodic examinations of itself and its financial condition. A failure to meet these conditions may result in the suspension or revocation of a Bermuda reinsurance subsidiary’s license to do business as a reinsurance company in Bermuda, which would mean that such Bermuda reinsurance subsidiary would not be able to enter into any new reinsurance contracts until the suspension ended or it became licensed in another jurisdiction. Any such suspension or revocation of a Bermuda reinsurance subsidiary’s license would negatively impact its and our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

UK law imposes licensing and other regulatory requirements in respect of insurance and reinsurance business carried out in the UK. Certain of our subsidiaries are UK tax resident companies but do not have the UK regulatory licenses required to write or carry out insurance business in the UK. Accordingly, their business does not involve transactions with UK domiciled clients and we believe that their operations and governance arrangements are otherwise undertaken to comply with UK regulatory requirements. ALReI is a Bermuda domiciled and regulated reinsurance subsidiary that is not a UK tax resident and does not have the UK regulatory licenses required to write or carry out insurance business in the UK. ALReI assumed reinsurance business from a UK domiciled client in December 2019, and will continue to seek other such opportunities going forward, in accordance with and as permitted under UK law. We believe ALReI’s business, operations and governance arrangements are undertaken to comply with UK law. We will continue to monitor developments in UK regulation to seek to cause the UK tax resident companies and ALReI to comply with UK law and regulation at all times; however, there can be no assurance that the UK regulatory authorities will not interpret the application of the relevant rules in a manner that differs from our interpretation and challenge the existing or future arrangements. In 2024, AHL is no longer a UK tax resident company.

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

Item 1A.    Risk Factors
The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Historically, the federal government had not directly regulated the insurance business. However, the Dodd-Frank Act generally provides for enhanced federal supervision of financial institutions, including some insurance companies in defined circumstances, as well as financial activities that are deemed to represent a systemic risk to financial stability or the economy. Certain provisions of the Dodd-Frank Act are or may become applicable or relevant to us, our competitors or those entities with which we do business, including, but not limited to: the establishment of a comprehensive federal regulatory regime with respect to derivatives – see Item 1, Business–Regulation–Regulation of OTC Derivatives for further information; the establishment of consolidated federal regulation and resolution authority over SIFIs and/or systemically important financial activities; the establishment of the Federal Insurance Office; changes to the regulation of broker-dealers and investment advisors; changes to the regulation of reinsurance; changes to regulations affecting the rights of stockholders; the imposition of additional regulation over credit rating agencies; and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity.

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

Risks Relating to Taxation

The Redomicile may adversely affect the US federal income tax relating to the ownership of our shares by non-US holders.

We changed the domicile of AHL from Bermuda to the United States, causing AHL to become a US-domiciled corporation and a US taxpayer effective December 31, 2023. Following the Redomicile, dividend income with respect to our shares constitutes US-source income for U.S. federal income tax purposes that, in the case of non-US holders of our shares, generally is subject to a 30% withholding tax (or a lower treaty rate). Only certain of our shares provide for payments of additional amounts in the event such a withholding tax is imposed, and holders of such shares may be required to provide information or take other actions to claim such additional amounts. Investors should consult with their tax advisors about the U.S. federal income tax considerations applicable to their ownership of our shares.

Item 1A.    Risk Factors
Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of US federal, state, local and non-US income tax law for which no clear precedent or authority may be available. In addition, US federal, state, local and non-US income tax rules are constantly under review by persons involved in the legislative process, the IRS, the US Department of the Treasury, and state, local and non-US legislative and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the US federal income tax rates applicable to corporations, limits further the deductibility of interest or effects other changes that could have a material adverse effect on our business, results of operations and financial condition.
On August 16, 2022, the US government enacted the Inflation Reduction Act of 2022 (IRA). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. The impact of the IRA on our financial condition will depend on the facts and circumstances of each year.

Non-US, state and local governments may enact legislation that could result in changes to non-US, state and local tax law and regulations, which may have a material impact on our financial position and results of operations. In particular, both the level and basis of taxation may change. We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of US or non-US tax payable by us, our subsidiaries or investors in our shares. If any such developments occur, our business, results of operations and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our shares.

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and our subsidiaries is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate and/or have other unforeseen tax consequences.

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

The US Congress, the OECD and other government bodies and organizations in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, has proposed and driven the implementation by its member countries of changes to numerous long-standing tax principles through its BEPS project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the BEPS measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, are relevant to our group structure and the structure of some of our investments. OECD member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted vary among participating member countries, significant uncertainty remains regarding the full impact of the BEPS project for our business. Uncertainty remains around (among other matters) access to tax treaties for some of our investments, which could create situations of double taxation and adversely impact our investment returns.

In July 2016, the EU adopted the Anti-Tax Avoidance Directive 2016/1164 (commonly referred to as ATAD I), which directly implements some of the BEPS project actions points within EU law. EU Member States had until December 31, 2018 to transpose ATAD I into their domestic laws (except for the provisions on exit taxation, which had to be transposed by December 31, 2019). On May 29, 2017, the Council of the EU formally adopted the Council Directive amending Directive (EU) 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as ATAD II). ATAD II came into force in Member States on January 1, 2020 (subject to relevant derogations).

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

For countries other than the US, the OECD recommended model GloBE Rules for Pillar Two in late 2021. The OECD also released further guidance on the model GloBE Rules throughout 2022 and 2023. This includes the release in early February 2023 of technical guidance which

Item 1A.    Risk Factors
comments in particular on the interaction between the model GloBE Rules and current US tax law, and the release in July 2023 of further administrative guidance which contains details of how to calculate tax for the purposes of Pillar Two. Many aspects of Pillar Two have become effective as of January, 1, 2024, with other aspects expected to become effective in 2025.

Several aspects of the model GloBE Rules, including whether some or all of our business and the companies in which we invest may fall within the scope of the exclusions therefrom, currently remain unclear or uncertain notwithstanding existing commentary and guidance. The United Kingdom enacted legislation in July 2023 implementing the IIR via a “multinational top-up tax” (MTT) (alongside a UK domestic top-up tax) that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On November 29, 2023, a Finance Bill was introduced to U.K. Parliament which proposes certain amendments to the IRR which was previously enacted in the MTT legislation. These amendments include new provisions relating to the UK’s implementation of a UTPR rule for accounting periods beginning on or after December 31, 2024.

It is likely that other countries or jurisdictions will implement the recommended model GloBE Rules (including either or both of the IIR or UTPR) as drafted or in a modified form, although some countries may not introduce such changes. As noted below (See The recently enacted Bermuda corporate income tax, or other changes in Bermuda tax laws, may negatively affect our earnings and results from operations), Bermuda in particular has enacted the Bermuda CIT in response to the Pillar Two initiative. The implications of these rules for our business remain uncertain, both at a domestic level in Bermuda and in terms of how the Bermuda CIT (which does not come into full effect until January 1, 2025) might interact with the UK MTT and UTPR legislation or other Pillar Two implementing legislation in relevant jurisdictions.

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

Certain of our non-US subsidiaries are treated as foreign corporations under the Internal Revenue Code (such subsidiaries, the Non-US Subsidiaries). Each of the Non-US Subsidiaries currently intends to operate in a manner that will not cause it to be subject to US federal income taxation on a net basis in any material amount. However, there is considerable uncertainty as to whether a foreign corporation is engaged in a trade or business (or has a permanent establishment) in the US, as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-US Subsidiary that does not intend to be treated as engaged in a trade or business (or as having a permanent establishment) in the US does, in fact, so engage (or have such a permanent establishment). If any such Non-US Subsidiary is treated as engaged in a trade or business in the US (or as having a permanent establishment), it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Certain of our subsidiaries treated as resident in the UK for UK tax purposes (UK Resident Companies) expect to qualify for the benefits of the income tax treaty between the US and the UK (UK Treaty) by reason of being subsidiaries of AGM or by reason of satisfying an ownership and base erosion test. Accordingly, our UK Resident Companies are expected to qualify for certain exemptions from, or reduced rates of, US federal taxes that are provided for by the UK Treaty. However, there can be no assurances that our UK Resident Companies will continue to qualify for treaty benefits or satisfy all of the requirements for the tax exemptions and reductions they intend to claim. If any of our UK Resident Companies fails to qualify for such benefits or satisfy such requirements, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.

AHL may be subject to UK taxation by reason of its historic UK tax residency or as a result of ceasing to be a UK tax resident.

In 2024, AHL expects to no longer be a resident of the UK for tax purposes on the basis that it is not incorporated in the UK and its central management and control is no longer exercised from the UK. Further, it is expected that AHL will conduct its affairs in a manner that ensures that it is not regarded as carrying on a trade in the UK through a UK “permanent establishment” or “UK Representative.” Accordingly, AHL does not expect to be generally subject to UK tax on its worldwide profits.

Item 1A.    Risk Factors
While it is not anticipated that any adverse UK tax consequences should arise to AHL as a result of its historic UK tax residency, it is possible that HMRC may nonetheless seek to assert UK taxation with respect to AHL’s historic or future income or gains (including, without limitation, under a number of specific UK tax regimes, including the controlled foreign company regime, the hybrids and other mismatches regime, the diverted profits tax and the UK’s implementation of the OECD’s “Pillar Two” global minimum tax in the form of a multinational top-up tax). The UK tax regime also provides for certain forms of “exit taxation” to occur where a company ceases to be a UK tax resident (broadly, by deeming such companies (in certain circumstances) to have effected a deemed realization of their assets and liabilities at fair market value upon departure). We do not anticipate material adverse UK tax consequences for AHL arising as a result of the Redomicile or by reason of its historic UK tax residency, or as a result of ceasing to be a UK tax resident.

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

Certain of our reinsurance agreements require our US subsidiaries (including any non-US subsidiaries that have elected to be subject to US federal income taxation) to pay or accrue substantial amounts to certain of our non-US reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” These and any other “base erosion payments” may cause us to be subject to the BEAT. In addition, tax authorities may disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties.

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

The recently enacted Bermuda corporate income tax, or other changes in Bermuda tax laws, may negatively affect our earnings and results from operations.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (Bermuda CIT). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on entities that are tax residents in Bermuda or have a Bermuda permanent establishment and are members of multi-national groups with consolidated revenues in excess of €750 million for at least two of the last four fiscal years. The Bermuda CIT also includes various transitional provisions and elections that may reduce the amount of tax imposed. We expect that our subsidiaries that are organized in Bermuda generally will be subject to tax under the Bermuda CIT. We are continuing to evaluate the impact of the Bermuda CIT on our operations, including the transitional provisions and elections that may be available to mitigate such impact. No assurances can be provided that the Bermuda CIT, or future amendments, regulations or other guidance in respect of the Bermuda CIT, will not negatively affect our earnings and results of operations.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has issued Tax Assurance Certificates to our Bermuda subsidiaries assuring such entities that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to such entities or any of their operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable in respect of real property owned or leased by such entities in Bermuda. Given the limited duration of the Bermuda Minister of Finance’s assurances, and that the Bermuda CIT described above was enacted notwithstanding such assurances, we cannot assure you that we will not be subject to any other Bermuda taxes before or after March 31, 2035.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.

Article XIII of our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (DGCL), our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. The exclusive forum provision also provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Stockholders cannot waive, and will not be deemed to have waived under the exclusive forum provision, the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Certificate of Incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

General Risk Factors

We may be the target or subject of, and may be required to defend against or respond to, litigation, regulatory investigations or enforcement actions.

We operate in an industry in which various practices are subject to potential litigation, including class actions, and regulatory scrutiny. We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business and may be the subject of regulatory proceedings (including investigations and enforcement actions). Plaintiffs may seek large or indeterminate amounts of damages in litigation and regulators may seek large fines in enforcement actions. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation and enforcement actions, it is possible that an unfavorable resolution of one or more matters could have a material and adverse effect on our business, financial condition, results of operations and cash flows. See Item 3. Legal Proceedings and Note 17 – Commitments and Contingencies to the consolidated financial statements for certain matters to which we are a party. Even if we ultimately prevail in any litigation or receive positive results from investigations, we could incur material legal costs or our reputation could be materially adversely affected.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

We have developed a comprehensive information security program that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information that we own or possess. The program is a critical component of our overall IT Security, Risk, and Compliance Management Program, which is based, in part, on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

Key features of the program include:

•Implementation of a detailed cyber incident response plan that provides controls and procedures for identifying, assessing, containing, remediating, escalating, and reporting cyber incidents.

•Cross-functional approach to addressing cybersecurity risk, with engagement among internal working groups such as Risk, Information Technology, Operations, Procurement, Legal, Compliance, and Internal Audit functions.

•Information security policies and procedures that are reviewed at least annually and updated to reflect changes in law, technology, practice, and emerging threats.

•Cybersecurity awareness training for employees, upon hire and at least annually thereafter;

•Ongoing monitoring, and periodic assessment and testing, of our networks and systems for threats, vulnerabilities, and other cybersecurity risks, internal and external.

•Periodic tabletop exercises and response readiness assessments, with participation from senior executives, led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness; results are provided to the audit committee.

•Development of risk mitigation strategies that may defray costs associated with an information security breach.

•Periodic cyber drills and disaster recovery tests which are designed to help ensure our business operations can continue in the event of a cybersecurity attack.

•Comprehensive internal risk assessment of critical third-party service providers, including of their cybersecurity posture prior to onboarding; contractual requirements for critical third-party service providers to adhere to our standards and incidents reporting; once engaged, critical third-party service providers are required to maintain a comprehensive cybersecurity plan in conformity with industry standards.

We engage industry specialists and other third parties in connection with such processes.

Our information security program is managed by our Chief Information Security Officer (CISO) with collaboration across lines of businesses and corporate functions. The CISO is a senior-level executive responsible for establishing and executing our information security strategy, including cybersecurity oversight. The CISO reports directly to our Chief Information Officer (CIO), who reports directly to our Chief Operating Officer (COO). The CIO and CISO are members of the management operational risk committee, which reports to the management risk committee. The COO is a member of the management risk committee, which reports to the board risk committee. See Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Committees of the Board of Directors—Management Committees for additional information about the management operational risk committee, which is responsible for overseeing operational risk, including cybersecurity risk, and the management risk committee, which is responsible for overseeing overall corporate risk.

In addition, the CIO, CISO, General Counsel and certain other members of senior management meet periodically with the audit, risk, and legal and regulatory committees of the board of directors to review our information technology and cybersecurity risk profile and to discuss risk mitigation plans. While the board risk committee is ultimately responsible for overseeing the management of our information security program at the board level, the audit and legal and regulatory committees assist the risk committees in fulfilling its duties. Each of the board committees regularly briefs the full board of directors on matters reported to them. See Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Risk Management Oversight for additional information regarding the role of our board of directors in risk management oversight, including its oversight of risks from cybersecurity threats. As of February 1, 2024, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. See Item 1A. Risk Factors—Risks Relating to Our Business Operations—Interruption or other operational failures in telecommunications, information technology and other operational systems, including as a result of threat actors attacking those systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on those systems, including as a result of human error, could have a material adverse effect on our business and Item 1A. Risk Factors—Risks Relating to Our Relationship with Apollo—Interruption or other operational failures in telecommunications, information technology and other operational systems at Apollo or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on Apollo’s systems, including as a result of human error, could have a material adverse effect on our business for further discussion of the risks we face from cybersecurity threats.

The CIO is responsible for managing our information technology strategy. Our CIO has over 30 years of insurance and financial services operations and technology experience, including as chief information officer at large insurance companies; and received a Bachelor of Science in business management and a Master of Business Administration in management information systems.

The CISO is responsible for managing our information security program. Our CISO has over 20 years of information technology experience and over 15 years of information security experience; is a Certified Information Systems Security Professional, Certified Information Systems Auditor, Certified Information Systems Manager, and Check Point Certified Engineer; and holds a Bachelor of Arts in statistical science, a Bachelor of Science in computer science, and a Master of Business Administration in business.

Item 2.    Properties

We own our corporate headquarters located at 7700 Mills Civic Pkwy, West Des Moines, Iowa. We lease our head office for Bermuda operations in Hamilton, Bermuda. We consider these facilities and other properties to be suitable and adequate for the management and operation of our business.

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

Descriptions of certain legal proceedings affecting us, if any, are included in Note 17 – Commitments and Contingencies to the consolidated financial statements.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Stockholders, Dividends, and Securities Authorized for Issuance under Equity Compensation Plans

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

Overview

We are a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. AGM is the beneficial owner of 100% of our common stock and controls all of the voting power to elect members to our board of directors. We focus on generating spread income by combining our two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of Apollo’s asset management business to actively source or originate assets with our preferred risk and return characteristics. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively priced liabilities and capitalize on opportunities.

We have established a significant base of earnings and, as of December 31, 2023, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 8.5 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

Our total assets have grown to $300.6 billion as of December 31, 2023. For the year ended December 31, 2023, we generated a net investment spread of 1.93%.

The following table presents the inflows and outflows generated from our organic and inorganic channels as well as the breakout between Athene and the ACRA noncontrolling interests:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Retail	$35,293	$20,407	$8,781
Flow reinsurance	10,547	6,186	2,564
Funding agreements[1]	7,193	10,039	11,852
Pension group annuities	10,374	11,218	13,837
Gross organic inflows	63,407	47,850	37,034
Gross inorganic inflows[2]	2,214	—	—
Total gross inflows	65,621	47,850	37,034
Gross outflows[3]	(33,868)	(27,872)	(17,534)
Net flows	$31,753	$19,978	$19,500

Inflows attributable to Athene[4]	$43,000	$39,244	$26,795
Inflows attributable to ACRA noncontrolling interests[4]	22,621	8,606	10,239
Total gross inflows	$65,621	$47,850	$37,034

Outflows attributable to Athene	$(28,763)	$(23,724)	$(14,761)
Outflows attributable to ACRA noncontrolling interests	(5,105)	(4,148)	(2,773)
Total gross outflows[3]	$(33,868)	$(27,872)	$(17,534)

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements.
[2] Gross inorganic inflows represent acquisitions and block reinsurance transactions. On November 6, 2023, we entered into an agreement with a Japanese counterparty, effective October 1, 2023, pursuant to which we agreed to reinsure a block of whole life insurance policies on a coinsurance basis.

[3] Gross outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, funding agreement repurchases and maturities and reinsurance outflows. Gross outflows in 2023 include the $2.7 billion of reserves recaptured by Venerable Insurance and Annuity Company (VIAC). Gross outflows in 2022 include the cession of $4.9 billion of certain inforce funding agreements to Catalina General Insurance Ltd. (Catalina).

[4] Effective July 1, 2023, ALRe sold 50% of ACRA 2’s economic interests to ADIP II. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. The attribution of gross inflows reflects the 60% ownership of ACRA 2 by ADIP II for the full year ended December 31, 2023.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $63.4 billion, $47.9 billion and $37.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively, which were underwritten to attractive returns. Gross organic inflows for the year ended December 31, 2023 increased $15.6 billion, or 33%, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, benefit payments, repurchases and maturities of our funding agreements, payments on payout annuities, pension group annuity payments and reinsurance outflows (collectively, gross outflows), in the aggregate were $33.9 billion, $27.9 billion and $17.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in gross outflows, which was within our expectations, was primarily related to annuity policies and policies underlying certain reinsurance blocks which have reached the end of the surrender charge period in a higher rate environment and the $2.7 billion VIAC recapture transaction in 2023, partially offset by outflows in 2022 from the $4.9 billion strategic reinsurance transaction with Catalina and higher repurchases and maturities of historical funding agreement issuances. We believe that our credit profile, current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $35.3 billion, $20.4 billion and $8.8 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in our retail channel was driven by record inflows related to the strong performance of our MYGA and FIA products across our bank, IMO and broker-dealer channels, exhibiting strong sales execution, the current rate environment and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 51 IMOs and with our growing network of 18 banks and 144 broker-dealers, collectively representing approximately 128,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements. We believe this can support growth in sales at our targeted returns through increased volumes via existing IMO relationships and allow us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $10.5 billion, $6.2 billion and $2.6 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in our flow reinsurance channel from 2022 was driven by record volumes related to new partners added in both the US and Japan in 2023 as well as increased volumes from existing partnerships reflecting the elevated interest rate environment. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $17.6 billion, $21.3 billion and $25.7 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in our institutional channel was driven by lower funding agreement and pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $7.2 billion, $10.0 billion and $11.9 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in our funding agreement channel from 2022 was primarily driven by fewer issuances through our FABN program as well as fewer issuances of long-term repurchase agreements as market conditions remain challenging, partially offset by higher FHLB and FABR issuances. Funding agreement inflows for the year ended December 31, 2023 consisted of $368 million of FABN issuances, $3.0 billion of FABR issuances, $3.5 billion of FHLB issuances and $300 million of long-term repurchase agreement issuances. As of December 31, 2023, we had funding agreements of $19.9 billion and $6.0 billion outstanding under our FABN and FABR programs, respectively, $6.5 billion outstanding with the FHLB and $3.2 billion of long-term repurchase agreements. We issued group annuity contracts in the aggregate principal amount of $10.4 billion, $11.2 billion and $13.8 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in our pension group annuity channel was primarily related to the elevated industry volumes in 2022, partially offset by the closing of our largest single pension group annuity transaction to date in 2023. Since entering the pension group annuity market in 2017, we have closed 47 deals resulting in the issuance or reinsurance of group annuities of $51.8 billion with more than 560,000 plan participants as of December 31, 2023. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. We completed our first block reinsurance transaction in the Japanese market in 2023. On November 6, 2023, we entered into an agreement with FWD Life Insurance Company, Ltd., a subsidiary of FWD Group Holdings Ltd. (FWD), effective October 1, 2023, pursuant to which we agreed to reinsure a block of whole life insurance policies on a coinsurance basis. In conjunction with the transaction, we also entered into an agreement to retrocede the mortality risk related to this block of business to Swiss Reinsurance Company Ltd., a leading mortality reinsurer, on a yearly renewable term basis. We plan to continue to grow and diversify our business, both organically and inorganically, with a focus on international expansion, particularly in Asia. We believe our corporate development team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business. We expect that our inorganic channel will continue to be an important source of profitable growth in the future.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of December 31, 2023, we estimate that we had approximately $8.0 billion in capital available to deploy, consisting of approximately $2.6 billion in excess equity capital, $3.8 billion in untapped debt capacity (assuming a peer average adjusted debt-to-capitalization ratio of 25%, which is subject to general availability and market conditions), and $1.6 billion in available undrawn capital at ACRA.

To support our growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We own 36.55% of the economic interests in ACRA 1, with the remaining 63.45% of the economic interests being owned by ADIP I, a series of funds managed by Apollo. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interest in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December of 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

These stockholder-friendly, strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

AAA Investment

We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the year ended December 31, 2022, we contributed $8.0 billion of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA.

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

Industry Trends and Competition

Economic and Market Conditions

As a leading financial services company specializing in retirement services, we are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity and foreign exchange markets, as well as interest rates and global inflation, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, the valuation of investments, and related income we may recognize.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. The global financial system experienced increased volatility in 2023 due to the failure of certain financial institutions, primarily US regional banks. The current macroeconomic environment, recent bank failures and consolidations, changes in business and consumer behavior and other events affecting financial institutions, have also contributed to volatility in the commercial real estate market, and concerns regarding commercial real estate liquidity, financing availability and asset values, particularly in the office subsector. The potential impacts of rising interest rates and continued deposit outflows on global markets, financial institutions and macroeconomic conditions, generally, remain uncertain. Episodes of increased economic and market volatility may continue to occur and could worsen if there are additional instances of actual or threatened bank failures. For further information on the risks related to market or economic conditions and commercial real estate, see Part I–Item 1A. Risk Factors.

US inflation eased but remained modestly elevated in 2023 as the US Federal Reserve continued its interest rate hiking cycle, given the Consumer Price Index persisted above the 2% target. The US Bureau of Labor Statistics reported that the annual US inflation rate decreased to 3.4% as of December 31, 2023, compared to 6.5% as of December 31, 2022, following action from the US Federal Reserve to temper inflation. The heightened US inflation rate persists due to a combination of supply and demand factors. The US Federal Reserve finished the year with a benchmark interest rate target range of 5.25% to 5.50%, unchanged from its July 2023 meeting.

Equity market performance rallied in 2023. Volatility in the bond market remained, however credit-sensitive debt and high yield bonds performed well in 2023. In the US, the S&P 500 Index increased by 24.2% in 2023, following a decrease of 19.4% in 2022. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.5% in 2023, following an increase of 1.9% in 2022. As of January 2024, the International Monetary Fund estimated that the US economy will expand by 2.1% in 2024 and 1.7% in 2025. The US Bureau of Labor Statistics reported that the US unemployment rate increased to 3.7% as of December 31, 2023, compared to 3.5% as of December 31, 2022. Oil finished 2023 down 10.7% from 2022, after spiking in October in the wake of geopolitical risks.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar weakened in 2023 compared to the euro. Relative to the US dollar, the euro appreciated 3.1% in 2023, after depreciating 5.9% in 2022. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Rates ended the year flat during a volatile 2023, with the US 10-year Treasury yield ending where it started the year at 3.88%. This was following a significant selloff and subsequent rally in the fourth quarter of 2023 as geopolitical fears gave way to macroeconomic optimism. The US 2-year and 10-year Treasury yield curves remain inverted. Despite the magnitude of the inversion having decreased recently, recessionary concerns remain.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. As of December 31, 2023, our net invested asset portfolio included $42.5 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $17.7 billion of floating rate liabilities at notional, or 8% of our net invested assets, resulting in $24.8 billion of net floating rate assets, or 12% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of December 31, 2023, most of our products were deferred annuities with 17% of our FIAs at the minimum guarantees and 19% of our fixed rate annuities at the minimum crediting rates. As of December 31, 2023, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 200 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions, insurance and reinsurance companies and private equity firms. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which we operate, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. We believe that our leading presence in the retirement market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions, particularly in the fixed annuity market.

According to LIMRA, total annuity market sales in the US were $269.6 billion for the nine months ended September 30, 2023, a 20.7% increase from the same time period in 2022, as higher interest rates spurred continued growth in the US annuity market. In the total annuity market, for the nine months ended September 30, 2023 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $22.0 billion, translating to an 8.2% market share. For the nine months ended September 30, 2022, we were the third largest provider of annuities based on sales of $12.9 billion, translating to a 5.8% market share.

According to LIMRA, total fixed annuity market sales in the US were $196.1 billion for the nine months ended September 30, 2023, a 36.9% increase from the same time period in 2022. In the total fixed annuity market, for the nine months ended September 30, 2023 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $21.4 billion, translating to a 10.9% market share. For the nine months ended September 30, 2022, we were the largest provider of fixed annuities based on sales of $12.3 billion, translating to an 8.6% market share.

According to LIMRA, total fixed indexed annuity market sales in the US were $71.0 billion for the nine months ended September 30, 2023, a 23.5% increase from the same time period in 2022. For the nine months ended September 30, 2023 (the most recent period for which specific market share data is available), we were the second largest provider of FIAs based on sales of $7.6 billion, translating to a 10.7% market share. For the nine months ended September 30, 2022, we were the largest provider of FIAs based on sales of $7.1 billion, translating to a 12.4% market share.

According to LIMRA, total RILA market sales in the US were $34.4 billion for the nine months ended September 30, 2023, an 11.1% increase from the same time period in 2022. For the nine months ended September 30, 2023 (the most recent period for which specific market share data is available), we were the eleventh largest provider of RILAs based on sales of $650 million, translating to a 1.9% market share. For the nine months ended September 30, 2022, we were the twelfth largest provider of RILAs based on sales of $678 million, translating to a 2.2% market share. We believe RILAs represent a significant growth opportunity for Athene.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with US GAAP, we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant US GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments), which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, both defined below, as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with US GAAP and should not be viewed as a substitute for the corresponding US GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the most directly comparable US GAAP measures.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AHL common stockholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the provision for credit losses and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than certain equity tranche securities) and mortgage loans, investments held under the fair value option, derivative gains and losses not hedging FIA index credits, foreign exchange impacts and the change in provision for credit losses recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. The change in fair value of our investment in Apollo was included in prior years. Investment gains and losses are net of offsets related to the MVAs associated with surrenders or terminations of contracts.

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

We consider these adjustments to be meaningful adjustments to net income (loss) available to AHL common stockholder for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is useful in analyzing our business performance and the trends in our results of operations. Together with net income (loss) available to AHL common stockholder, we believe spread related earnings provides a meaningful financial metric that helps investors understand our underlying results and profitability. Spread related earnings should not be used as a substitute for net income (loss) available to AHL common stockholder.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

Net investment spread is a key measure of profitability used in analyzing the trends of our core business operations. Net investment spread measures our investment performance plus our strategic capital management fees, less our total cost of funds. Net investment earned rate is a key measure of our investment performance while cost of funds is a key measure of the cost of our policyholder benefits and liabilities. Strategic capital management fees consist of management fees received by us for business managed for others, primarily the noncontrolling interest portion of our business ceded to ACRA.

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to net investment income to arrive at our net investment earnings add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges, (e) amortization of premium/discount on held-for-trading securities and (f) the change in fair value of reinsurance assets, and remove the proportionate share of the ACRA net investment income associated with the noncontrolling interests. The gain or loss on our investment in Apollo was removed in prior years. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets on business related to ceded reinsurance transactions. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure. We believe a measure like net investment earned rate is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for net investment income presented under US GAAP.

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (2) funding agreement costs, including the interest payments and other reserve changes. Additionally, cost of crediting includes forward points gains and losses on foreign exchange derivative hedges. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

Other Operating Expenses

Other operating expenses excludes integration, restructuring and other non-operating expenses, stock compensation and long-term incentive plan expenses, interest expense, policy acquisition expenses, net of deferrals, and the proportionate share of the ACRA operating expenses associated with the noncontrolling interests. We believe a measure like other operating expenses is useful in analyzing the trends of our core business operations and profitability. While we believe other operating expenses is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for policy and other operating expenses presented under US GAAP.

Adjusted Debt-to-Capital Ratio

Adjusted debt-to-capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of tax. Adjusted debt-to-capital ratio is calculated as total debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common stockholder’s equity, preferred stock and the notional value of our debt. Adjusted AHL common stockholder’s equity is calculated as the ending AHL stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted debt-to-capital ratio should not be used as a substitute for the debt-to-capital ratio. However, we believe the adjustments to stockholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets include (a) total investments on the consolidated balance sheets, with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the underlying investments supporting our assumed funds withheld and modco agreements and exclude the underlying investments related to ceded reinsurance transactions in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but do not include the proportionate share of investments associated with the noncontrolling interests. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under US GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and are used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life insurance business following acquisitions as well as strategic reinsurance transactions. For such transactions, US GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. We include the underlying liabilities assumed through modco reinsurance agreements in our net reserve liabilities calculation in order to match the liabilities with the expenses incurred. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under US GAAP.

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

Results of Operations

We completed our merger with AGM on January 1, 2022 and elected pushdown accounting in which we used AGM’s basis of accounting that reflects the fair market value of our assets and liabilities as of the date of the merger. We adopted targeted improvements to the accounting for long-duration contracts (LDTI) as of January 1, 2023 and, for all provisions of the update, applied a retrospective transition approach using a transition date of January 1, 2022, the date of our merger with AGM. All 2022 periods presented herein have been retrospectively adjusted to reflect the adoption of LDTI as of January 1, 2022.

The changes in the value of our assets and liabilities resulting from our merger with AGM as well as the impacts related to the adoption of LDTI limit the comparability of our financial results for the Predecessor and Successor periods. As a result, Predecessor results have been analyzed on a discrete period basis rather than a comparative basis.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the consolidated results of operations for the Predecessor and Successor periods, which relate to the period preceding and periods succeeding our merger with AGM, respectively.

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Revenues	$28,194	$7,623	$26,320
Benefits and expenses	23,603	13,285	22,134
Income (loss) before income taxes	4,591	(5,662)	4,186
Income tax expense (benefit)	(1,161)	(646)	386
Net income (loss)	5,752	(5,016)	3,800
Less: Net income (loss) attributable to noncontrolling interests	1,087	(2,106)	(59)
Net income (loss) attributable to Athene Holding Ltd. stockholders	4,665	(2,910)	3,859
Less: Preferred stock dividends	181	141	141
Net income (loss) available to Athene Holding Ltd. common stockholder	$4,484	$(3,051)	$3,718

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

In this section, references to 2023 refer to the year ended December 31, 2023 and references to 2022 refer to the year ended December 31, 2022.

Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

Net income (loss) available to Athene Holding Ltd. common stockholder increased by $7.5 billion, or 247%, to $4.5 billion in 2023 from $(3.1) billion in 2022. The increase in net income (loss) available to Athene Holding Ltd. common stockholder was primarily driven by a $20.6 billion increase in revenues and a $515 million decrease in income tax expense (benefit), partially offset by a $10.3 billion increase in benefits and expenses and a $3.2 billion increase in net income (loss) attributable to noncontrolling interests.

Revenues

Revenues increased by $20.6 billion to $28.2 billion in 2023 from $7.6 billion in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in premiums, an increase in VIE investment related gains (losses) and an increase in other revenues.

Investment related gains (losses) increased by $14.1 billion to $1.4 billion in 2023 from $(12.7) billion in 2022, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans and trading and equity securities, as well as realized gains on AFS securities compared to realized losses in 2022, partially offset by foreign exchange losses on derivatives. The change in fair value of reinsurance assets increased $7.5 billion, the change in fair value of mortgage loans increased $3.2 billion and the change in fair value of trading and equity securities increased $653 million, primarily driven by a decrease in US Treasury rates in 2023 compared to an increase in 2022, credit spread tightening in 2023 compared to credit spread widening in 2022 and more favorable economics. The change in fair value of FIA hedging derivatives increased $4.4 billion, primarily driven by the favorable performance of the indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 24.2% in 2023, compared to a decrease of 19.4% in 2022. The favorable change in net realized gains and losses on AFS securities of $1.0 billion was primarily related to foreign exchange impacts. The foreign exchange gains on AFS securities and related losses on derivatives hedging foreign denominated assets were primarily driven by the strengthening of foreign currencies against the US dollar in comparison to 2022. Foreign exchange impacts were magnified in 2023 due to the growth in foreign denominated assets.

Net investment income increased by $3.6 billion to $11.1 billion in 2023 from $7.6 billion in 2022, primarily driven by higher floating rate income, higher rates on new deployment related to the higher interest rate environment and growth in our investment portfolio attributed to strong net flows during the previous twelve months. These increases were partially offset by a decrease in alternative investment income due to less favorable alternative investment performance compared to 2022 and the transfer, beginning in the second quarter of 2022, of a significant portion of our alternative investments to AAA, a consolidated VIE, as well as higher investment management fees driven by the strong growth in our investment portfolio.

Premiums increased by $1.1 billion to $12.7 billion in 2023 from $11.6 billion in 2022, primarily driven by the premium received from the execution of a whole life block reinsurance transaction in 2023, partially offset by an $844 million decrease in pension group annuity premiums compared to 2022.

VIE investment related gains (losses) increased by $872 million to $1.2 billion in 2023 from $319 million in 2022, primarily related to unrealized gains on assets held by AAA, fewer losses on mortgage loans held in VIEs related to a decrease in US Treasury rates in 2023 compared to an increase in 2022 as well as credit spread tightening in 2023 compared to credit spread widening in 2022, and the consolidation of additional VIEs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other revenues increased by $619 million to $591 million in 2023 from $(28) million in 2022, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement.

Benefits and Expenses

Benefits and expenses increased by $10.3 billion to $23.6 billion in 2023 from $13.3 billion in 2022. The increase was driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in future policy and other policy benefits, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization. Our annual unlocking of assumptions resulted in a decrease in benefits and expenses of $22 million compared to a decrease of $94 million in 2022. The 2023 unlocking was driven by a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA, compared to a decrease of $49 million in interest sensitive contract benefits, a decrease of $43 million in market risk benefits and a decrease of $2 million related to DAC, DSI and VOBA in 2022.

Interest sensitive contract benefits increased by $5.7 billion to $6.2 billion in 2023 from $538 million in 2022, primarily driven by an increase in the change in our fixed indexed annuity reserves, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher US Treasury rates, and significant growth in our deferred annuity and funding agreement blocks of business, partially offset by a favorable change in unlocking. The change in our fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $4.2 billion was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 24.2% in 2023, compared to a decrease of 19.4% in 2022. The change in the fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as 2023 experienced a decrease in discount rates compared to an increase in 2022. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2023 was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2023 was $74 million favorable mainly due to an increase in lapse assumptions, while 2022 unlocking was $2 million favorable.

Market risk benefits remeasurement (gains) losses increased by $2.1 billion to $404 million in 2023 from $(1.7) billion in 2022. The losses in 2023 compared to gains in 2022 were primarily driven by an unfavorable change in the fair value of market risk benefits as well as an unfavorable change in unlocking. The change in fair value of market risk benefits was $2.1 billion unfavorable compared to 2022 due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a favorable change in fair value of $295 million related to favorable equity market performance compared to 2022. The market risk benefits unlocking in 2023 was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions, while 2022 unlocking was $43 million favorable primarily due to lower projected claims related to the impact of higher rates.

Future policy and other policy benefits increased by $2.0 billion to $14.4 billion in 2023 from $12.5 billion in 2022, primarily driven by the $2.2 billion increase in reserves related to the execution of a whole life block reinsurance transaction in 2023, a $931 million increase in benefit payments and an increase in the AmerUs Closed Block fair value liability, partially offset by an $844 million decrease in pension group annuity obligations and favorable unlocking. The change in the AmerUs Closed Block fair value liability was primarily due to a decrease in US Treasury rates in 2023 compared to an increase in 2022 as well as credit spread tightening in 2023 compared to credit spread widening in 2022. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The net favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Policy and other operating expenses increased by $353 million to $1.8 billion in 2023 from $1.5 billion in 2022, primarily driven by an increase in interest expense on short-term and floating rate long-term repurchase agreements and the issuance of debt in the fourth quarter of 2022, as well as an increase in general operating expenses related to growth in the business.

DAC, DSI and VOBA amortization increased by $244 million to $688 million in 2023 from $444 million in 2022, primarily due to significant growth in our deferred annuity block of business as well as an unfavorable change in unlocking. Unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting, while unlocking in 2022 was $2 million favorable.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $515 million to $(1.2) billion in 2023 from $(646) million in 2022, primarily driven by a one-time tax benefit of $1.8 billion resulting from the establishment of deferred tax assets related to the Bermuda CIT, an unfavorable change in fair value of market risk benefits and additional policyholder and other reserve liability costs, partially offset by the favorable changes in fair value of reinsurance assets and mortgage loans, an increase in net investment income and the gain on the settlement of the VIAC recapture agreement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our effective tax rate benefit in 2023 was 25% compared to a benefit of 11% in 2022. The income tax benefit was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of the noncontrolling interests. Our earnings are generally subject to tax, in whole or in part, at a 21% effective tax rate (ETR), with a commensurate cash tax cost. We do not expect the Bermuda CIT to increase the ETR on the earnings of the Company’s subsidiaries excluding ACRA, and do not expect to pay increased cash taxes. With respect to the ACRA subsidiaries tax resident status in Bermuda, while it is possible we could experience an increase in the tax rate on their earnings due to the Bermuda CIT, we do not expect the cash tax cost to increase to the same extent. This cash tax savings is expected to arise because we recorded deferred tax assets, which are expected to be available to mitigate the cash tax impact of the Bermuda CIT on these subsidiaries during the period such deferred tax assets reverse. Although we experienced a decrease to our consolidated ETR for the year ended December 31, 2023 when we recorded estimates of the deferred tax assets, and could experience a material impact to our consolidated ETR as these estimates are revised, we do not expect material impacts to our consolidated ETR or earnings and results of operations as a result of utilization of the deferred tax assets, though we can provide no assurance that the impacts will not be material in future years.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased by $3.2 billion to $1.1 billion in 2023 from $(2.1) billion in 2022, primarily due to the favorable change in fair value of reinsurance assets related to the decrease in US Treasury rates in 2023 compared to an increase in 2022 and credit spread tightening in 2023 compared to credit spread widening in 2022, as well as a higher allocation of income to the AAA noncontrolling interest due to the continued increase in the noncontrolling interest ownership of AAA.

Year Ended December 31, 2021

In this section, references to 2021 refer to the year ended December 31, 2021.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder was $3.7 billion in 2021. Net income available to Athene Holding Ltd. common stockholder was primarily driven by $26.3 billion of revenues, partially offset by $22.1 billion of benefits and expenses and $386 million of income tax expense.

Revenues

Revenues were $26.3 billion in 2021, primarily driven by premiums, net investment income, investment related gains and losses and product charges.

Premiums were $14.3 billion in 2021, primarily driven by $13.8 billion of pension group annuity premiums as well as premiums from payout annuities.

Net investment income was $7.1 billion in 2021, primarily driven by earnings on our fixed income portfolio, strong alternative investment performance, a favorable change of $864 million in the fair value of our investment in Apollo and robust growth in our investment portfolio. These impacts were partially offset by investment management fees.

Investment related gains (losses) were $4.2 billion in 2021, primarily due to the changes in the fair value of FIA hedging derivatives, reinsurance assets and equity securities, as well as realized gains on AFS securities and foreign exchange gains on derivatives. The change in fair value of FIA hedging derivatives of $2.5 billion was due to the favorable performance of the indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 26.9% in 2021. The change in fair value of reinsurance assets of $572 million was primarily related to the allocation of income from the underlying investments, partially offset by unrealized losses on the investments attributed to an increase in US Treasury rates in 2021. The change in the fair value of equity securities was primarily due to the favorable equity market performance in 2021. Realized gains on AFS securities were primarily driven the sale of corporate securities related to the redeployment of assets from the block reinsurance transaction with Jackson National Life Insurance Company, a wholly owned subsidiary of Jackson Financial, Inc. (together with its subsidiaries, Jackson) in 2020. Foreign exchange gains on derivatives reflects the strengthening of the US dollar against foreign currencies in 2021 as well as additional business denominated in foreign currencies.

Product charges were $621 million in 2021, primarily related to rider and surrender charges on our deferred annuity products.

Benefits and Expenses

Benefits and expenses were $22.1 billion in 2021, driven by future policy and other policy benefits, interest sensitive contract benefits, policy and other operating expenses and DAC, DSI and VOBA amortization. Our annual unlocking of assumptions resulted in an increase in benefits and expenses of $47 million in 2021. The 2021 unlocking was driven by an increase of $107 million related to DAC, DSI, VOBA and rider reserves, partially offset by a decrease of $59 million in FIA embedded derivative liabilities.

Future policy and other policy benefits were $15.7 billion in 2021, primarily attributable to $13.8 billion of pension group annuity obligations, as well as benefit payments and reserve changes related to pension group annuities and other payout annuities, and an increase in rider reserves, partially offset by a decrease in the AmerUs Closed Block fair value liability. The increase in rider reserves in 2021 was mainly due to growth in

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

our deferred annuity block of business, elevated gross profits, net FIA derivative impacts and unfavorable unlocking, partially offset by favorable actuarial experience and market impacts. Unlocking in 2021 was unfavorable $97 million related to changes in lapse assumptions, partially offset by favorable income rider experience. The decrease in the AmerUs Closed Block fair value liability in 2021 was primarily driven by the increase in US Treasury rates during the year.

Interest sensitive contract benefits were $4.4 billion in 2021, primarily driven by the change in our fixed indexed annuity reserves, interest credited on deferred annuities and funding agreements and growth in our deferred annuity and funding agreement blocks of business. The change in our fixed indexed annuity reserves includes the impact from the change in fair value of FIA embedded derivatives. The change in fair value of FIA embedded derivatives of $1.5 billion was due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 26.9% in 2021. This was partially offset by the favorable impact from the discount rates used in our embedded derivative calculations related to the increase in rates in 2021 as well as favorable unlocking. The fair value of FIA embedded derivatives unlocking in 2021 was $59 million favorable primarily due to higher lapse assumptions on recently issued business.

Policy and other operating expenses were $1.1 billion in 2021, primarily related to employee compensation and other operating expenses, interest expense on debt, the costs associated with the merger with Apollo, non-deferrable commission expense and a $53 million impairment of a Corporate-Owned Life Insurance (COLI) asset.

DAC, DSI and VOBA amortization was $830 million in 2021, primarily due to growth in our deferred annuity block of business, elevated gross profits, net FIA derivative impacts and unfavorable unlocking, partially offset by favorable actuarial experience and market impacts. Unlocking in 2021 was $10 million unfavorable, primarily related to changes in lapse assumptions and income rider experience.

Income Tax Expense (Benefit)

Income tax expense was $386 million in 2021, primarily driven by the favorable change in net FIA derivatives, the unrealized gain on our investment in Apollo, net investment income and the tax impact from the COLI adjustment to deferred tax liabilities, partially offset by a $63 million out-of-period adjustment in the third quarter of 2021 related to the correction of previously disclosed errors in taxable income by jurisdiction. Our effective tax rate in 2021 was 9%. Our effective tax rate was dependent upon the relationship of income or loss subject to tax compared to consolidated income or loss before income taxes.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Fixed income and other net investment income	$8,744	$5,707	$5,325
Alternative net investment income	864	1,206	1,754
Net investment earnings	9,608	6,913	7,079
Strategic capital management fees	72	53	39
Cost of funds	(5,650)	(3,755)	(3,993)
Net investment spread	4,030	3,211	3,125
Other operating expenses	(487)	(466)	(359)
Interest and other financing costs	(436)	(279)	(257)
Spread related earnings	$3,107	$2,466	$2,509

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

In this section, references to 2023 refer to the year ended December 31, 2023 and references to 2022 refer to the year ended December 31, 2022.

Spread Related Earnings

SRE increased by $641 million, or 26%, to $3.1 billion in 2023 from $2.5 billion in 2022. The increase in SRE was primarily driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs.

Net investment earnings increased $2.7 billion, primarily driven by higher floating rate income, higher rates on new deployment and $19.7 billion of growth in our average net invested assets, partially offset by less favorable alternative investment performance. The less favorable alternative investment performance compared to 2022 was primarily driven by lower income from real estate funds related to home price appreciation in 2022, less favorable performance from our investment in Challenger Life Company Limited (Challenger) related to a share price decrease in 2023 compared to an increase in 2022, lower returns on our investments in Athora and Venerable Holdings, Inc. (together with its subsidiaries, Venerable) attributable to valuation increases in 2022 and less favorable performance on our investment in Aqua Finance related to

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

macroeconomic headwinds for consumer loan origination. These impacts were partially offset by favorable performance from our investment in Wheels, Inc. (Wheels) related to an elevated growth trajectory driven by strong performance and accelerated integration post-merger, as well as favorable performance from our investment in Redding Ridge attributed to an increase in average NAV and unfavorable economics in 2022.

Cost of funds increased $1.9 billion, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances, as well as an increase in rates on existing floating rate funding agreements, significant growth in each of our business channels and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement. Unlocking, net of the noncontrolling interests, was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions as well as higher interest rates and favorable mortality experience lowering future benefit payments. Unlocking, net of the noncontrolling interests, in 2022 was favorable $3 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting.

Interest and other financing costs increased $157 million related to interest expense resulting from higher rates on more short-term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to our debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Successor		Predecessor
	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Fixed income and other net investment earned rate	4.45%	3.22%	3.51%
Alternative net investment earned rate	7.22%	10.42%	21.37%
Net investment earned rate	4.61%	3.66%	4.42%
Strategic capital management fees	0.03%	0.03%	0.02%
Cost of funds	(2.71)%	(1.98)%	(2.50)%
Net investment spread	1.93%	1.71%	1.94%

Net investment spread increased 22 basis points to 1.93% in 2023 from 1.71% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate was 4.61% in 2023, an increase from 3.66% in 2022, primarily due to higher returns in our fixed income portfolio, partially offset by less favorable performance in our alternative investment portfolio. Fixed income and other net investment earned rate was 4.45% in 2023, an increase from 3.22% in 2022, primarily driven by higher floating rate income and higher new deployment rates. Alternative net investment earned rate was 7.22% in 2023, a decrease from 10.42% in 2022, primarily driven by lower income from real estate funds related to home price appreciation in 2022, less favorable performance from our investment in Challenger related to a share price decrease in 2023 compared to an increase in 2022, lower returns on our investments in Athora and Venerable attributable to valuation increases in 2022 and less favorable performance on our investment in Aqua Finance related to macroeconomic headwinds for consumer loan origination. These impacts were partially offset by favorable performance from our investment in Wheels related to an elevated growth trajectory driven by strong performance and accelerated integration post-merger, as well as favorable performance from our investment in Redding Ridge attributed to an increase in average NAV and unfavorable economics in 2022.

Cost of funds increased by 73 basis points to 2.71% in 2023, from 1.98% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances, as well as an increase in rates on existing floating rate funding agreements, and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income (loss) available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses; stock compensation expense and the non-operating income tax expense (benefit) on these adjustments. The increase in adjustments to net income (loss) available to Athene Holding Ltd. common stockholder in 2023 compared to 2022 was primarily driven by the increase in investment gains (losses), net of offsets, and an increase in the non-operating income tax benefit, partially offset by the decrease in non-operating change in insurance liabilities and related derivatives. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in an increase in our adjustments to net income (loss) available to Athene Holding Ltd. common stockholder of $71 million compared to an increase of $90 million in 2022. The 2023 unlocking was driven by an increase of $71 million in FIA embedded derivative liabilities, compared to an increase of $47 million in FIA embedded derivative liabilities and an increase of $43 million in the fair value of market risk benefits in 2022.

Investment gains (losses), net of offsets, increased $7.6 billion, primarily due to the changes in fair value of reinsurance assets and mortgage loans as well as the $441 million non-operating gain on the settlement of the VIAC recapture agreement. The favorable changes in fair value of

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

reinsurance assets of $4.7 billion and mortgage loans of $2.8 billion were primarily due to a decrease in US Treasury rates in 2023 compared to an increase in 2022 as well as credit spread tightening in 2023 compared to credit spread widening in 2022.

Non-operating change in insurance liabilities and related derivatives decreased $1.3 billion due to the decrease in the change in fair value of market risk benefits, partially offset by the favorable net change in FIA derivatives. The $2.0 billion unfavorable change in fair value of market risk benefits was primarily driven by a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, as well as favorable unlocking in 2022, partially offset by favorable equity market performance. The market risk benefits unlocking, net of the noncontrolling interests, in 2022 was $43 million favorable primarily due to lower projected claims related to the impact of higher rates. The $605 million favorable change in net FIA derivatives was primarily due to the favorable performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 24.2% in 2023, compared to a decrease of 19.4% in 2022. The change in net FIA derivatives was also driven by the favorable impact of rates on policyholder projected benefits and a favorable change in unlocking, partially offset by the unfavorable change in discount rates used in our embedded derivative calculations as 2023 experienced a decrease in discount rates compared to an increase in 2022. The fair value of FIA embedded derivative unlocking, net of the noncontrolling interests, in 2023 was $71 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values.

Non-operating income tax benefit increased $530 million, primarily due to a one-time tax benefit of $1.8 billion resulting from the establishment of deferred tax assets related to the Bermuda CIT and the unfavorable change in fair value of market risk benefits, partially offset by the significant unrealized losses on investments in 2022.

Year Ended December 31, 2021

In this section, references to 2021 refer to the year ended December 31, 2021.

Spread Related Earnings

SRE was $2.5 billion in 2021. SRE was primarily driven by net investment earnings, partially offset by cost of funds, other operating expenses and interest and other financing costs.

Net investment earnings were $7.1 billion primarily due to earnings on our fixed income portfolio, strong alternative investment performance and robust growth in our investment portfolio, partially offset by investment management fees.

Cost of funds was $4.0 billion primarily driven by interest credited and option costs on annuity products, pension group annuity and payout annuity obligations, interest on funding agreement issuances, income rider reserve, DAC, DSI and VOBA amortization attributed to strong growth and elevated gross profits in 2021 and unfavorable unlocking. Unlocking, net of the noncontrolling interest, was unfavorable $91 million reflecting unfavorable lapse assumptions, partially offset by income rider experience.

Other operating expenses primarily relate to employee compensation and general operating costs of the business. Interest and other financing costs consist primarily of preferred stock dividends and interest expense on our senior debt issuances.

Net Investment Spread
Net investment spread was 1.94% in 2021, primarily driven by our net investment earned rate, partially offset by our cost of funds.

Net investment earned rate was 4.42% in 2021, due to the performance of our fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 3.51% in 2021, reflective of income on our fixed income portfolio in a low interest rate environment. Alternative net investment earned rate was 21.37% in 2021, primarily driven by strong returns from several investments including Venerable attributed to a valuation increase related to the announced reinsurance agreement with Equitable Financial Life Insurance Company, AmeriHome Mortgage Company, LLC (AmeriHome) related to a valuation increase resulting from the eventual sale of our investment in April of 2021, private equity and real estate funds, MidCap Financial due to a valuation increase in 2021 relating to a capital raise priced at a premium and an increase in the market value of our equity position in Jackson.

Cost of funds was 2.50% in 2021, primarily driven by interest credited and option costs on annuity products, pension group annuity and payout annuity obligations, interest on funding agreement issuances, income rider reserve, DAC, DSI and VOBA amortization attributed to strong growth and elevated gross profits in 2021 and unfavorable unlocking.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income available to Athene Holding Ltd. common stockholder were primarily driven by investment gains (losses), net of offsets and the non-operating change in insurance liabilities and related derivatives, net of offsets, partially offset by integration, restructuring and other non-operating expenses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment gains (losses), net of offsets were $1.0 billion primarily driven by the favorable change of $864 million in the fair value of our investment in Apollo, realized gains on the sale of corporate securities related to the redeployment of assets from the block reinsurance transaction with Jackson in 2020 and foreign exchange gains, partially offset by the change in fair value of reinsurance assets. The change in fair value of reinsurance assets was unfavorable $629 million primarily related to the increase in US Treasury rates in 2021.

Non-operating change in insurance liabilities and related derivatives, net of offsets was $692 million due to the change in net FIA derivatives. The favorable change in net FIA derivatives was primarily driven by the favorable performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 26.9% in 2021. The favorable change in net FIA derivatives was also driven by the increase in discount rates used in our embedded derivative calculations in 2021 and favorable unlocking. The fair value of FIA embedded derivative unlocking, net of DAC, DSI, VOBA, rider reserve and noncontrolling interest offsets, was favorable $32 million in 2021 primarily driven by higher lapse rates on recently issued business.

Integration, restructuring and other non-operating expenses were primarily driven by the costs associated with the merger with Apollo and a $53 million impairment of a COLI asset.

Investment Portfolio

We had total investments, including related parties and VIEs, of $259.3 billion and $212.1 billion as of December 31, 2023 and 2022, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo. For the years ended December 31, 2023, 2022 and 2021, we incurred management fees, inclusive of base, sub-allocation and performance fees, of $987 million, $775 million and $592 million, respectively. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $1.1 billion, $1.1 billion, and $936 million, respectively, for the years ended December 31, 2023, 2022 and 2021. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $217.4 billion and $196.5 billion as of December 31, 2023 and 2022, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments including related parties and VIEs:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$134,338	51.8%	$102,404	48.3%
Trading securities, at fair value	1,706	0.7%	1,595	0.8%
Equity securities	1,293	0.5%	1,487	0.7%
Mortgage loans, at fair value	44,115	17.0%	27,454	12.9%
Investment funds	109	0.1%	79	—%
Policy loans	334	0.1%	347	0.2%
Funds withheld at interest	24,359	9.4%	32,880	15.5%
Derivative assets	5,298	2.1%	3,309	1.6%
Short-term investments	341	0.1%	2,160	1.0%
Other investments	1,206	0.5%	773	0.4%
Total investments	213,099	82.3%	172,488	81.4%
Investments in related parties
AFS securities, at fair value	14,009	5.4%	9,821	4.6%
Trading securities, at fair value	838	0.3%	878	0.4%
Equity securities, at fair value	318	0.1%	279	0.1%
Mortgage loans, at fair value	1,281	0.5%	1,302	0.6%
Investment funds	1,632	0.6%	1,569	0.7%
Funds withheld at interest	6,474	2.5%	9,808	4.6%
Short-term investments	947	0.4%	—	—%
Other investments, at fair value	343	0.1%	303	0.2%
Total related party investments	25,842	9.9%	23,960	11.2%
Total investments including related parties	238,941	92.2%	196,448	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	2,136	0.8%	1,063	0.5%
Mortgage loans, at fair value	2,173	0.8%	2,055	1.0%
Investment funds, at fair value	15,927	6.2%	12,480	5.9%
Other investments, at fair value	103	—%	101	—%
Total investments of consolidated VIEs	20,339	7.8%	15,699	7.4%
Total investments, including related parties and consolidated VIEs	$259,280	100.0%	$212,147	100.0%
The increase in our total investments, including related parties and VIEs, as of December 31, 2023 of $47.1 billion compared to December 31, 2022 was primarily driven by growth from gross organic and inorganic inflows of $65.6 billion in excess of gross liability outflows of $33.9 billion, unrealized gains on AFS securities during the year ended December 31, 2023 of $5.3 billion resulting from credit spread tightening and a decrease in US Treasury rates in 2023, the reinvestment of earnings, an increase in VIE investments primarily related to contributions from third-party investors into AAA and the consolidation of additional VIEs, and an increase in derivative assets primarily related to the impact of favorable equity market performance on our call options in 2023.

Our investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and asset-backed securities (ABS).

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of December 31, 2023, these investments totaled $42.3 billion, or 14.2% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas Securitized Products Holdings LP (Atlas), which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$6,474	2.2%	$9,808	4.0%
Securitizations of unaffiliated assets where Apollo is manager	16,072	5.3%	11,141	4.5%
Investments in Apollo funds	10,683	3.6%	5,410	2.2%
Strategic investments in Apollo direct origination platforms	6,464	2.2%	5,509	2.2%
Strategic investments in insurance companies	2,575	0.9%	2,502	1.0%
Other[1]	81	—%	73	—%
Total related party investments	$42,349	14.2%	$34,443	13.9%

[1] Prior period was updated to include other investments considered related party.

As of December 31, 2023, a $6.5 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital Company LLC (VA Capital). The reduction in the Venerable funds withheld reinsurance asset compared to December 31, 2022 was due to the recapture by VIAC of a portion of its modco reserves effective July 1, 2023. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of December 31, 2023, $28.7 billion, or 13.1% of our total net invested assets were related party investments. Of these, approximately $16.8 billion, or 7.7% of our net invested assets, were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $11.9 billion, or 5.4% of our net invested assets.

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$16,759	7.7%	$14,847	7.6%
Investments in Apollo funds	5,928	2.7%	5,521	2.8%
Strategic investments in Apollo direct origination platforms	3,518	1.6%	5,509	2.8%
Strategic investments in insurance companies	2,459	1.1%	2,391	1.2%
Other[1]	13	—%	59	—%
Total related party net invested assets	$28,677	13.1%	$28,327	14.4%

[1] Prior period was updated to include other investments considered related party.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AFS Securities

We invest in AFS securities and attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity to timely satisfy our liabilities as they become due or to respond to a change in the credit profile or other characteristics of the particular investment.

AFS securities are carried at fair value, less allowances for expected credit losses, on our consolidated balance sheets. Changes in fair value of our AFS securities, are charged or credited to other comprehensive income (loss), net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows or change in fair value are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss).

The distribution of our AFS securities, including related parties, by type is as follows:

	December 31, 2023
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399	3.6%
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046	0.7%
Foreign governments	2,083	—	71	(255)	1,899	1.3%
Corporate	88,343	(129)	830	(10,798)	78,246	52.8%
CLO	20,506	(2)	261	(558)	20,207	13.6%
ABS	13,942	(49)	120	(630)	13,383	9.0%
CMBS	7,070	(29)	52	(502)	6,591	4.4%
RMBS	8,160	(381)	252	(464)	7,567	5.1%
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338	90.5%
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352	0.9%
CLO	4,367	—	21	(120)	4,268	2.9%
ABS	8,665	(1)	34	(309)	8,389	5.7%
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009	9.5%
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2022
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577	2.3%
US state, municipal and political subdivisions	1,218	—	—	(291)	927	0.8%
Foreign governments	1,207	(27)	3	(276)	907	0.8%
Corporate	74,644	(61)	92	(13,774)	60,901	54.3%
CLO	17,722	(7)	115	(1,337)	16,493	14.7%
ABS	11,447	(29)	15	(906)	10,527	9.4%
CMBS	4,636	(5)	6	(479)	4,158	3.7%
RMBS	6,775	(329)	64	(596)	5,914	5.3%
Total AFS securities	120,982	(458)	295	(18,415)	102,404	91.3%
AFS securities – related parties
Corporate	1,028	—	1	(47)	982	0.9%
CLO	3,346	(1)	10	(276)	3,079	2.7%
ABS	6,066	—	3	(309)	5,760	5.1%
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821	8.7%
Total AFS securities, including related parties	$131,422	$(459)	$309	$(19,047)	$112,225	100.0%

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1,2]	$27,272	18.4%	$21,591	19.2%
Financial[2]	26,854	18.1%	20,734	18.5%
Utilities	16,048	10.9%	13,100	11.7%
Communication	5,063	3.4%	3,097	2.8%
Transportation	4,361	2.9%	3,361	3.0%
Total corporate	79,598	53.7%	61,883	55.2%
Other government-related securities
US state, municipal and political subdivisions	1,046	0.7%	927	0.8%
Foreign governments	1,899	1.3%	907	0.8%
US government and agencies	5,399	3.6%	2,577	2.3%
Total non-structured securities	87,942	59.3%	66,294	59.1%
Structured securities
CLO	24,475	16.5%	19,572	17.4%
ABS	21,772	14.7%	16,287	14.5%
CMBS	6,591	4.4%	4,158	3.7%
RMBS
Agency	962	0.6%	12	—%
Non-agency	6,605	4.5%	5,902	5.3%
Total structured securities	60,405	40.7%	45,931	40.9%
Total AFS securities, including related parties	$148,347	100.0%	$112,225	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.
[2] Prior period has been updated to reflect a reclassification between line items for comparability.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair value of our AFS securities, including related parties, was $148.3 billion and $112.2 billion as of December 31, 2023 and 2022, respectively. The increase was mainly driven by the deployment of strong organic and inorganic inflows in excess of liability outflows and unrealized gains on AFS securities during the year ended December 31, 2023 of $5.3 billion attributed to credit spread tightening and a decrease in US Treasury rates in 2023.

The SVO of the NAIC is responsible for the credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC Financial Statement. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Generally, the process for assigning an NAIC designation varies based upon whether a security is considered “filing exempt” (General Designation Process). Subject to certain exceptions, a security is typically considered “filing exempt” if it has been rated by an NRSRO. For securities that are not “filing exempt,” insurance companies assign temporary designations based upon a subjective evaluation of credit quality. The insurance company generally must then submit the securities to the SVO within 120 days of acquisition to receive an NAIC designation. For securities considered “filing exempt,” the SVO utilizes the NRSRO rating and assigns an NAIC designation based upon the following system:

NAIC designation	NRSRO equivalent rating
1 A-G	AAA/AA/A
2 A-C	BBB
3 A-C	BB
4 A-C	B
5 A-C	CCC
6	CC and lower

An important exception to the General Designation Process occurs in the case of certain loan backed and structured securities (LBaSS). The NRSRO ratings methodology is focused on the likelihood of recovery of all contractual payments, including principal at par, regardless of an investor’s carrying value. In effect, the NRSRO rating assumes that the holder is the original purchaser at par. In contrast, the SVO’s LBaSS methodology is focused on determining the risk associated with the recovery of the amortized cost of each security. Because the NAIC’s methodology explicitly considers amortized cost and the likelihood of recovery of such amount, we view the NAIC’s methodology as the most appropriate means of evaluating the credit quality of our fixed maturity portfolio since a portion of our holdings were purchased and are carried at significant discounts to par.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	December 31, 2023			December 31, 2022
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$88,673	$81,549	55.0%	$67,739	$58,470	52.1%
2 A-C	67,530	61,664	41.5%	58,139	49,067	43.7%
Total investment grade	156,203	143,213	96.5%	125,878	107,537	95.8%
3 A-C	3,869	3,544	2.4%	3,813	3,302	3.0%
4 A-C	1,144	1,013	0.7%	1,103	925	0.8%
5 A-C	178	129	0.1%	237	190	0.2%
6	622	448	0.3%	391	271	0.2%
Total below investment grade	5,813	5,134	3.5%	5,544	4,688	4.2%
Total AFS securities, including related parties	$162,016	$148,347	100.0%	$131,422	$112,225	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our AFS portfolio, 96.5% and 95.8% as of December 31, 2023 and 2022, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$71,887	48.5%	$51,926	46.3%
BBB	58,010	39.1%	44,783	39.9%
Non-rated[1]	11,427	7.7%	8,985	8.0%
Total investment grade	141,324	95.3%	105,694	94.2%
BB	3,421	2.3%	3,176	2.8%
B	826	0.6%	749	0.7%
CCC	1,037	0.6%	1,055	0.9%
CC and lower	739	0.5%	584	0.5%
Non-rated[1]	1,000	0.7%	967	0.9%
Total below investment grade	7,023	4.7%	6,531	5.8%
Total AFS securities, including related parties	$148,347	100.0%	$112,225	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 4.7% and 5.8% as of December 31, 2023 and 2022, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of December 31, 2023 and 2022, non-rated securities were comprised 64% and 74%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 22% and 16%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of December 31, 2023 and 2022, 92% and 90%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $21.8 billion and $16.3 billion as of December 31, 2023 and 2022, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$13,180	60.5%	$9,681	59.4%
2 A-C	7,438	34.2%	5,912	36.3%
Total investment grade	20,618	94.7%	15,593	95.7%
3 A-C	802	3.7%	505	3.1%
4 A-C	257	1.2%	172	1.1%
5 A-C	4	—%	13	0.1%
6	91	0.4%	4	—%
Total below investment grade	1,154	5.3%	694	4.3%
Total AFS ABS, including related parties	$21,772	100.0%	$16,287	100.0%

NRSRO rating agency designation
AAA/AA/A	$12,104	55.6%	$9,620	59.1%
BBB	8,499	39.0%	5,901	36.2%
Non-rated[1]	15	0.1%	73	0.4%
Total investment grade	20,618	94.7%	15,594	95.7%
BB	824	3.8%	505	3.1%
B	236	1.1%	172	1.1%
CCC	4	—%	13	0.1%
CC and lower	4	—%	3	—%
Non-rated[1]	86	0.4%	—	—%
Total below investment grade	1,154	5.3%	693	4.3%
Total AFS ABS, including related parties	$21,772	100.0%	$16,287	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of December 31, 2023 and 2022, a substantial majority of our AFS ABS portfolio, 94.7% and 95.7%, respectively, was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows and unrealized gains during the year ended December 31, 2023 attributed to credit spread tightening and a decrease in US Treasury rates in 2023.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $24.5 billion and $19.6 billion as of December 31, 2023 and 2022, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$15,803	64.5%	$12,483	63.8%
2 A-C	8,517	34.8%	6,955	35.5%
Total investment grade	24,320	99.3%	19,438	99.3%
3 A-C	137	0.6%	116	0.6%
4 A-C	18	0.1%	18	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	155	0.7%	134	0.7%
Total AFS CLO, including related parties	$24,475	100.0%	$19,572	100.0%

NRSRO rating agency designation
AAA/AA/A	$15,803	64.5%	$12,483	63.8%
BBB	8,517	34.8%	6,955	35.5%
Non-rated	—	—%	—	—%
Total investment grade	24,320	99.3%	19,438	99.3%
BB	137	0.6%	116	0.6%
B	18	0.1%	18	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	155	0.7%	134	0.7%
Total AFS CLO, including related parties	$24,475	100.0%	$19,572	100.0%

As of each of December 31, 2023 and 2022, 99.3% of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains during the year ended December 31, 2023 attributed to credit spread tightening and a decrease in US Treasury rates in 2023.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $6.6 billion and $4.2 billion as of December 31, 2023 and 2022, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$5,231	79.4%	$3,114	74.9%
2 A-C	970	14.7%	695	16.7%
Total investment grade	6,201	94.1%	3,809	91.6%
3 A-C	231	3.5%	178	4.3%
4 A-C	93	1.4%	54	1.3%
5 A-C	30	0.5%	85	2.0%
6	36	0.5%	32	0.8%
Total below investment grade	390	5.9%	349	8.4%
Total AFS CMBS	$6,591	100.0%	$4,158	100.0%

NRSRO rating agency designation
AAA/AA/A	$4,718	71.6%	$2,326	55.9%
BBB	905	13.7%	642	15.5%
Non-rated[1]	230	3.5%	483	11.6%
Total investment grade	5,853	88.8%	3,451	83.0%
BB	497	7.5%	500	12.0%
B	142	2.2%	117	2.8%
CCC	97	1.5%	77	1.9%
CC and lower	2	—%	13	0.3%
Non-rated[1]	—	—%	—	—%
Total below investment grade	738	11.2%	707	17.0%
Total AFS CMBS	$6,591	100.0%	$4,158	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of December 31, 2023 and 2022, 94.1% and 91.6% respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 88.8% and 83.0%, as of December 31, 2023 and 2022, respectively, of securities were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $7.6 billion and $5.9 billion as of December 31, 2023 and 2022, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$6,645	87.9%	$5,069	85.7%
2 A-C	245	3.2%	286	4.8%
Total investment grade	6,890	91.1%	5,355	90.5%
3 A-C	281	3.7%	304	5.2%
4 A-C	235	3.1%	185	3.1%
5 A-C	74	1.0%	67	1.1%
6	87	1.1%	3	0.1%
Total below investment grade	677	8.9%	559	9.5%
Total AFS RMBS	$7,567	100.0%	$5,914	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,405	31.9%	$1,904	32.2%
BBB	562	7.4%	679	11.5%
Non-rated[1]	2,356	31.1%	1,301	22.0%
Total investment grade	5,323	70.4%	3,884	65.7%
BB	101	1.3%	97	1.6%
B	124	1.7%	112	1.9%
CCC	915	12.1%	960	16.2%
CC and lower	715	9.4%	542	9.2%
Non-rated[1]	389	5.1%	319	5.4%
Total below investment grade	2,244	29.6%	2,030	34.3%
Total AFS RMBS	$7,567	100.0%	$5,914	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 91.1% and 90.5% as of December 31, 2023 and 2022, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 70.4% and 65.7% of our RMBS portfolio as investment grade as of December 31, 2023 and 2022, respectively. The increase in our RMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of December 31, 2023, our AFS securities, including related parties, had a fair value of $148.3 billion, which was 8.4% below amortized cost of $162.0 billion. As of December 31, 2022, our AFS securities, including related parties, had a fair value of $112.2 billion, which was 14.6% below amortized cost of $131.4 billion. Our fair value of AFS securities as of both December 31, 2023 and 2022 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates and credit spread widening post-merger.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	December 31, 2023
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$60,105	$(7,627)	$52,478	87.3%	$81,549	(9.4)%
2 A-C	47,893	(6,334)	41,559	86.8%	61,664	(10.3)%
Total investment grade	107,998	(13,961)	94,037	87.1%	143,213	(9.7)%
3 A-C	3,026	(283)	2,743	90.6%	3,544	(8.0)%
4 A-C	533	(61)	472	88.6%	1,013	(6.0)%
5 A-C	79	(25)	54	67.1%	129	(19.4)%
6	223	(38)	185	82.5%	448	(8.5)%
Total below investment grade	3,861	(407)	3,454	89.4%	5,134	(7.9)%
Total	$111,859	$(14,368)	$97,491	87.2%	$148,347	(9.7)%

	December 31, 2022
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$58,030	$(8,959)	$49,071	84.6%	$58,470	(15.3)%
2 A-C	54,616	(9,035)	45,581	83.5%	49,067	(18.4)%
Total investment grade	112,646	(17,994)	94,652	84.0%	107,537	(16.7)%
3 A-C	3,222	(455)	2,767	85.9%	3,302	(13.8)%
4 A-C	742	(101)	641	86.4%	925	(10.9)%
5 A-C	134	(25)	109	81.3%	190	(13.2)%
6	180	(18)	162	90.0%	271	(6.6)%
Total below investment grade	4,278	(599)	3,679	86.0%	4,688	(12.8)%
Total	$116,924	$(18,593)	$98,331	84.1%	$112,225	(16.6)%

The gross unrealized losses on AFS securities, including related parties, were $14.4 billion and $18.6 billion as of December 31, 2023 and 2022, respectively. The decrease in unrealized losses on AFS securities was attributed to credit spread tightening and a decrease in US Treasury rates in 2023.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 4 – Investments to the consolidated financial statements.

As of December 31, 2023 and 2022, we held an allowance for credit losses on AFS securities of $591 million and $459 million, respectively. During the year ended December 31, 2023, we recorded an increase in the allowance for credit losses on AFS securities of $132 million, of which $96 million had an income statement impact and $36 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to deterioration in China’s residential real estate market and CMBS impacts. During the year ended December 31, 2022, we recorded an increase in provision for credit losses on AFS securities of $148 million, of which $171 million had an income statement impact and $(23) million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was mainly due to unfavorable economics, including impacts from the conflict between Russia and Ukraine and deterioration in China’s commercial real estate market. The intent-to-sell impairments for the years ended December 31, 2023 and 2022 were $239 million and $51 million, respectively. The increase in our intent-to-sell impairments was primarily driven by the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to coinsurance and modco agreements with us. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the recapture, we were required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023. We recognized a gain of $555 million under US GAAP

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

in the third quarter of 2023 as a result of the settlement of the recapture agreement.

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of December 31, 2023 and 2022, 34% and 36%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	December 31, 2023			December 31, 2022
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$7,350	$7,099	13.9%	$6,023	$5,326	13.3%
Other Europe	13,670	12,245	24.0%	11,062	8,899	22.1%
Total Europe	21,020	19,344	37.9%	17,085	14,225	35.4%
Non-US North America	24,041	23,044	45.1%	20,599	18,936	47.1%
Australia & New Zealand	3,504	3,153	6.2%	2,933	2,494	6.2%
Central & South America	1,630	1,438	2.8%	1,704	1,443	3.6%
Africa & Middle East	2,276	1,911	3.7%	2,253	1,900	4.7%
Asia/Pacific	2,348	2,219	4.3%	1,535	1,192	3.0%
Total	$54,819	$51,109	100.0%	$46,109	$40,190	100.0%

Approximately 97.9% and 97.3% of these securities are investment grade by NAIC designation as of December 31, 2023 and 2022, respectively. As of December 31, 2023, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 25% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the special purpose vehicle (SPV) is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $4.7 billion and $3.5 billion as of December 31, 2023 and 2022, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The increase in trading securities was primarily driven by the consolidation of additional VIEs and unrealized gains during the year ended December 31, 2023 attributed to credit spread tightening and a decrease in US Treasury rates in 2023.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Property type
Apartment	$9,591	20.2%	$6,692	21.7%
Office building	4,455	9.4%	4,651	15.1%
Industrial	4,143	8.7%	2,047	6.6%
Hotels	2,913	6.1%	1,855	6.1%
Retail	2,158	4.5%	1,454	4.7%
Other commercial[1]	3,352	7.0%	3,409	11.1%
Total commercial mortgage loans	26,612	55.9%	20,108	65.3%
Residential loans	20,957	44.1%	10,703	34.7%
Total mortgage loans, including related parties and consolidated VIEs	$47,569	100.0%	$30,811	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $47.6 billion and $30.8 billion as of December 31, 2023 and 2022, respectively. This included $1.4 billion and $1.7 billion of mezzanine mortgage loans as of December 31, 2023 and 2022, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

At the beginning of 2022, in connection with our merger with Apollo, we elected the fair value option on our mortgage loan portfolio; therefore, we no longer have an allowance for credit losses for commercial and residential mortgage loans. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income and prepayment fees are reported in net investment income on the consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the consolidated statements of income (loss).

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2023 and 2022, we had $543 million and $474 million, respectively, of mortgage loans that were 90 days past due, of which $125 million and $99 million, respectively, were in the process of foreclosure. As of December 31, 2023 and 2022, $124 million and $221 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

Investment Funds

Our investment funds investment strategy primarily focuses on funds with core holdings of strategic origination and insurance platforms and equity, hybrid, yield and other funds. Our investment funds generally meet the definition of a VIE, and in certain cases, these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$82	0.5%	$46	0.3%
Hybrid	20	0.1%	32	0.2%
Other	7	—%	1	—%
Total investment funds	109	0.6%	79	0.5%
Investment funds – related parties
Strategic origination platforms	47	0.3%	34	0.2%
Strategic insurance platforms	1,300	7.4%	1,259	8.9%
Apollo and other fund investments
Equity	254	1.4%	246	1.8%
Yield	8	—%	5	—%
Other	23	0.1%	25	0.2%
Total investment funds – related parties	1,632	9.2%	1,569	11.1%
Investment funds owned by consolidated VIEs
Strategic origination platforms	5,594	31.7%	4,829	34.2%
Strategic insurance platforms	483	2.7%	529	3.8%
Apollo and other fund investments
Equity	3,409	19.3%	2,640	18.7%
Hybrid	4,242	24.0%	3,112	22.0%
Yield	1,356	7.7%	1,044	7.4%
Other	843	4.8%	326	2.3%
Total investment funds owned by consolidated VIEs	15,927	90.2%	12,480	88.4%
Total investment funds, including related parties and consolidated VIEs	$17,668	100.0%	$14,128	100.0%

Overall, total investment funds, including related parties and consolidated VIEs, were $17.7 billion and $14.1 billion as of December 31, 2023 and 2022, respectively. See Note 4 – Investments to the consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by contributions from third-party investors into AAA, a consolidated VIE, unrealized gains on investment funds held in AAA and the consolidation of additional VIEs in 2023.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, Lincoln and Jackson. As of December 31, 2023, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the consolidated statements of income (loss). The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses) in the consolidated statements of income (loss). Although we do not legally own the underlying investments in the funds withheld at interest, in each instance, the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US state, municipal and political subdivisions	$188	0.6%	$263	0.6%
Foreign governments	328	1.1%	401	1.0%
Corporate	14,840	48.1%	19,944	46.7%
CLO	2,612	8.5%	3,875	9.1%
ABS	3,285	10.6%	5,977	14.0%
CMBS	688	2.2%	1,122	2.6%
RMBS	580	1.9%	1,138	2.7%
Equity securities	351	1.1%	373	0.9%
Mortgage loans	5,277	17.1%	8,025	18.8%
Investment funds	827	2.7%	1,126	2.6%
Derivative assets	113	0.4%	141	0.3%
Short-term investments	228	0.7%	184	0.4%
Cash and cash equivalents	1,622	5.3%	557	1.3%
Other assets and liabilities	(106)	(0.3)%	(438)	(1.0)%
Total funds withheld at interest, including related parties	$30,833	100.0%	$42,688	100.0%

As of December 31, 2023 and 2022, we held $30.8 billion and $42.7 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 95.0% and 94.3% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of December 31, 2023 and 2022, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business and the VIAC recapture, partially offset by unrealized gains during the year ended December 31, 2023 attributed to credit spread tightening and a decrease in US Treasury rates in 2023.

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

A discussion regarding our derivative instruments and how such instruments are used to manage risk is included in Note 5 – Derivative Instruments to the consolidated financial statements.

As part of our risk management strategies, management continually evaluates our derivative instrument holdings and the effectiveness of such holdings in addressing risks identified in our operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$82,883	38.1%	$80,800	41.1%
CLO	20,538	9.4%	19,881	10.1%
Credit	103,421	47.5%	100,681	51.2%
CML	25,977	11.9%	23,750	12.1%
RML	18,021	8.3%	11,147	5.7%
RMBS	7,795	3.6%	7,363	3.7%
CMBS	5,580	2.6%	4,495	2.3%
Real estate	57,373	26.4%	46,755	23.8%
ABS	22,202	10.2%	20,680	10.5%
Alternative investments	11,659	5.4%	12,079	6.1%
State, municipal, political subdivisions and foreign government	3,384	1.5%	2,715	1.4%
Equity securities	1,727	0.8%	1,737	0.9%
Short-term investments	1,048	0.5%	1,930	1.0%
US government and agencies	4,052	1.9%	2,691	1.4%
Other investments	44,072	20.3%	41,832	21.3%
Cash and equivalents	10,467	4.8%	5,481	2.8%
Policy loans and other	2,094	1.0%	1,702	0.9%
Net invested assets	$217,427	100.0%	$196,451	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $217.4 billion and $196.5 billion as of December 31, 2023 and 2022, respectively. As of December 31, 2023, corporate securities included $23.6 billion of private placements, which represented 10.8% of our net invested assets. The increase in net invested assets as of December 31, 2023 from 2022 was primarily driven by growth from net organic inflows of $43.0 billion in excess of net liability outflows of $28.8 billion, inclusive of the impacts related to the sale of 50% of ACRA 2’s economic interests to ADIP II, effective July 1, 2023, as well as an incremental 10% increase in ADIP II ownership effective December 31, 2023. In connection with the initial sale and subsequent increase in ownership, inflows attributable to ACRA 2 during the year were retroactively attributed to ADIP II based on its economic ownership. Additionally, net invested assets increased due to $2.2 billion of inorganic inflows related to a block reinsurance transaction, the reinvestment of earnings and a contribution by AGM of $1.25 billion related to the net proceeds from its mandatory convertible preferred stock offering, partially offset by cash used to pay quarterly dividends.

In managing our business, we utilize net invested assets as presented in the above table. Net invested assets do not correspond to total investments, including related parties, on our consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Net invested assets represent the investments that directly back our net reserve liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for assumed and ceded reinsurance transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also adjust for VIEs to show the net investment in the funds, which are included in the alternative investments line above as well as adjusting for the allowance for credit losses. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but exclude the proportionate share of investments associated with the noncontrolling interests.

Net invested assets is utilized by management to evaluate our investment portfolio. Net invested assets is used in the computation of the net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity and ALM.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels	$691	5.9%	$662	5.5%
Redding Ridge	571	4.9%	624	5.2%
NNN Lease	459	3.9%	579	4.8%
MidCap Financial	528	4.5%	604	5.0%
Foundation Home Loans	242	2.1%	302	2.5%
PK AirFinance	251	2.2%	251	2.1%
Aqua Finance	215	1.8%	267	2.2%
Other	243	2.1%	308	2.5%
Total strategic origination platforms	3,200	27.4%	3,597	29.8%
Strategic retirement services platforms
Athora	1,106	9.5%	1,012	8.4%
Catalina	382	3.3%	417	3.4%
FWD	358	3.1%	400	3.3%
Challenger	274	2.4%	294	2.4%
Venerable	181	1.5%	241	2.0%
Other	—	—%	20	0.2%
Total strategic retirement services platforms	2,301	19.8%	2,384	19.7%
Apollo and other fund investments
Equity
Real estate	969	8.3%	1,212	10.0%
Traditional private equity	1,157	9.9%	947	7.8%
Other	189	1.6%	189	1.6%
Total equity	2,315	19.8%	2,348	19.4%
Hybrid
Real estate	1,123	9.6%	1,289	10.7%
Other	1,479	12.7%	1,315	10.9%
Total hybrid	2,602	22.3%	2,604	21.6%
Yield	867	7.5%	885	7.3%
Total Apollo and other fund investments	5,784	49.6%	5,837	48.3%
Other[1]	374	3.2%	261	2.2%
Net alternative investments	$11,659	100.0%	$12,079	100.0%

[1] Other primarily includes cash and royalties

Net alternative investments were $11.7 billion and $12.1 billion as of December 31, 2023 and 2022, respectively, representing 5.4% and 6.1% of our net invested asset portfolio as of December 31, 2023 and 2022, respectively. As of December 31, 2023, we hold approximately 70% of our net alternative investments through AAA and have a gross ownership percentage in AAA of approximately 69%. The decrease in net alternative investments as of December 31, 2023 from December 31, 2022 was primarily driven by an increase in alternative investments attributable to the ACRA noncontrolling interests related to the sale of ACRA 2’s economic interests to ADIP II in 2023 as well as a decrease in our ownership of AAA related to third party contributions into the fund throughout the year, partially offset by earnings on our alternative investments.

Net alternative investments do not correspond to the total investment funds, including related parties and consolidated VIEs, on our consolidated balance sheets. As previously discussed in the net invested assets section, we adjust the US GAAP presentation for funds withheld and modco reinsurance as well as VIEs. We include certain equity securities in alternative investments due to their underlying characteristics and equity-like features.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Athora, our largest alternative investment, is a strategic investment.

Athora

Athora is a specialized insurance and reinsurance group fully focused on the European market. Athora’s principal operational subsidiaries are Athora Netherlands N.V. in the Netherlands, Athora Belgium SA in Belgium, Athora Lebensversicherung AG in Germany, Athora Ireland plc in Ireland and Athora Life Re Ltd. in Bermuda. Athora deploys capital and resources to further its mission to build a stand-alone independent and integrated insurance and reinsurance business. Athora’s growth is achieved primarily through acquisitions, portfolio transfers and reinsurance. Athora is building a European insurance brand and has successfully acquired, integrated and transformed multiple insurance companies.

Our alternative investment in Athora had a carrying value of $1.1 billion and $1.0 billion as of December 31, 2023 and 2022, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 5.38%, 13.77% and 10.52% for the years ended December 31, 2023, 2022 and 2021, respectively. Alternative investment income from Athora was $60 million, $125 million and $76 million for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in alternative investment income for the year ended December 31, 2023 compared to 2022 was primarily driven by a valuation increase in 2022.

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to Athene Holding Ltd. common stockholders to spread related earnings is as follows:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Net income (loss) available to Athene Holding Ltd. common stockholders	$4,484	$(3,051)	$3,718
Preferred stock dividends	181	141	141
Net income (loss) attributable to noncontrolling interests	1,087	(2,106)	(59)
Net income (loss)	5,752	(5,016)	3,800
Income tax expense (benefit)	(1,161)	(646)	386
Income (loss) before income taxes	4,591	(5,662)	4,186
Investment gains (losses), net of offsets	170	(7,434)	1,024
Non-operating change in insurance liabilities and related derivatives	182	1,433	692
Integration, restructuring and other non-operating expenses	(130)	(133)	(124)
Stock compensation expense	(88)	(56)	(38)
Preferred stock dividends	181	141	141
Noncontrolling interests - pre-tax income (loss) and VIE adjustments	1,169	(2,079)	(18)
Less: Total adjustments to income (loss) before income taxes	1,484	(8,128)	1,677
Spread related earnings	$3,107	$2,466	$2,509

The reconciliation of total AHL stockholders’ equity to total adjusted AHL common stockholder’s equity is as follows:

(In millions)	December 31, 2023	December 31, 2022
Total AHL stockholders’ equity	$13,838	$7,158
Less: Preferred stock	3,154	3,154
Total AHL common stockholder's equity	10,684	4,004
Less: Accumulated other comprehensive loss	(5,569)	(7,321)
Less: Accumulated change in fair value of reinsurance assets	(1,882)	(3,127)
Less: Accumulated change in fair value of mortgage loan assets	(2,233)	(2,201)
Total adjusted AHL common stockholder's equity	$20,368	$16,653

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt-to-capital ratio to adjusted debt-to-capital ratio is as follows:

(In millions, except percentages)	December 31, 2023	December 31, 2022
Total debt	$4,209	$3,658
Less: Adjustment to arrive at notional debt	209	258
Notional debt	$4,000	$3,400

Total debt	$4,209	$3,658
Total AHL stockholders’ equity	13,838	7,158
Total capitalization	18,047	10,816
Less: Accumulated other comprehensive loss	(5,569)	(7,321)
Less: Accumulated change in fair value of reinsurance assets	(1,882)	(3,127)
Less: Accumulated change in fair value of mortgage loan assets	(2,233)	(2,201)
Less: Adjustment to arrive at notional debt	209	258
Total adjusted capitalization	$27,522	$23,207

Debt-to-capital ratio	23.3%	33.8%
Accumulated other comprehensive loss	(4.7)%	(10.5)%
Accumulated change in fair value of reinsurance assets	(1.6)%	(4.5)%
Accumulated change in fair value of mortgage loan assets	(1.9)%	(3.2)%
Adjustment to arrive at notional debt	(0.6)%	(0.9)%
Adjusted debt-to-capital ratio	14.5%	14.7%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Successor				Predecessor
	Year ended December 31, 2023		Year ended December 31, 2022		Year ended December 31, 2021
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$11,130	5.34%	$7,571	4.01%	$7,100	4.44%
Change in fair value of reinsurance assets	86	0.04%	333	0.18%	1,451	0.90%
VIE earnings and noncontrolling interest	1,078	0.52%	586	0.31%	108	0.07%
Alternative gains (losses)	(5)	—%	41	0.02%	144	0.09%
Reinsurance impacts	(264)	(0.13)%	(41)	(0.02)%	—	—%
Apollo investment (gain) loss	—	—%	(33)	(0.02)%	(864)	(0.54)%
ACRA noncontrolling interests	(2,377)	(1.14)%	(1,505)	(0.80)%	(943)	(0.59)%
Held-for-trading amortization and other	(40)	(0.02)%	(39)	(0.02)%	83	0.05%
Total adjustments to arrive at net investment earnings/earned rate	(1,522)	(0.73)%	(658)	(0.35)%	(21)	(0.02)%
Total net investment earnings/earned rate	$9,608	4.61%	$6,913	3.66%	$7,079	4.42%

Average net invested assets	$208,479		$188,742		$160,019

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Successor				Predecessor
	Year ended December 31, 2023		Year ended December 31, 2022		Year ended December 31, 2021
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$23,603	11.32%	$13,285	7.04%	$22,134	13.83%
Premiums	(12,749)	(6.12)%	(11,638)	(6.17)%	(14,262)	(8.91)%
Product charges	(848)	(0.41)%	(718)	(0.38)%	(621)	(0.39)%
Other revenues	(150)	(0.07)%	28	0.01%	(72)	(0.04)%
FIA option costs	1,512	0.73%	1,264	0.67%	1,125	0.70%
Reinsurance impacts	(155)	(0.07)%	17	0.01%	49	0.03%
Non-operating change in insurance liabilities and embedded derivatives	(2,930)	(1.41)%	2,825	1.50%	(2,989)	(1.87)%
DAC, DSI and VOBA amortization related to investment gains and losses	—	—%	—	—%	115	0.07%
Rider reserves related to investment gains and losses	—	—%	—	—%	(4)	—%
Policy and other operating expenses, excluding policy acquisition expenses	(1,341)	(0.64)%	(1,110)	(0.59)%	(772)	(0.48)%
AmerUs Closed Block fair value liability	(58)	(0.03)%	291	0.15%	57	0.04%
ACRA noncontrolling interests	(1,587)	(0.76)%	(549)	(0.29)%	(759)	(0.47)%
Other	353	0.17%	60	0.03%	(8)	(0.01)%
Total adjustments to arrive at cost of funds	(17,953)	(8.61)%	(9,530)	(5.06)%	(18,141)	(11.33)%
Total cost of funds	$5,650	2.71%	$3,755	1.98%	$3,993	2.50%

Average net invested assets	$208,479		$188,742		$160,019

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
US GAAP policy and other operating expenses	$1,848	$1,495	$1,128
Interest expense	(459)	(227)	(139)
Policy acquisition expenses, net of deferrals	(507)	(385)	(356)
Integration, restructuring and other non-operating expenses	(130)	(133)	(134)
Stock compensation expenses	(88)	(56)	(38)
ACRA noncontrolling interests	(143)	(231)	(93)
Other	(34)	3	(9)
Total adjustments to arrive at other operating expenses	(1,361)	(1,029)	(769)
Other operating expenses	$487	$466	$359

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	December 31, 2023	December 31, 2022
Total investments, including related parties	$238,941	$196,448
Derivative assets	(5,298)	(3,309)
Cash and cash equivalents (including restricted cash)	14,781	8,407
Accrued investment income	1,933	1,328
Net receivable (payable) for collateral on derivatives	(2,835)	(1,486)
Reinsurance impacts	(572)	1,423
VIE assets, liabilities and noncontrolling interests	14,818	12,747
Unrealized (gains) losses	16,445	22,284
Ceded policy loans	(174)	(179)
Net investment receivables (payables)	11	186
Allowance for credit losses	608	471
Other investments	(41)	(10)
Total adjustments to arrive at gross invested assets	39,676	41,862
Gross invested assets	278,617	238,310
ACRA noncontrolling interests	(61,190)	(41,859)
Net invested assets	$217,427	$196,451

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	December 31, 2023	December 31, 2022
Investment funds, including related parties and VIEs	$17,668	$14,128
Equity securities	430	509
Certain equity securities included in AFS or trading securities	201	225
Investment funds within funds withheld at interest	827	1,126
Royalties	14	15
Net assets of the VIE, excluding investment funds	(4,508)	(2,041)
Unrealized (gains) losses	26	44
ACRA noncontrolling interests	(2,829)	(1,836)
Other assets	(170)	(91)
Total adjustments to arrive at net alternative investments	(6,009)	(2,049)
Net alternative investments	$11,659	$12,079

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	December 31, 2023	December 31, 2022
Total liabilities	$279,344	$233,382
Debt	(4,209)	(3,658)
Derivative liabilities	(1,995)	(1,646)
Payables for collateral on derivatives and securities to repurchase	(4,370)	(3,841)
Other liabilities	(2,590)	(1,635)
Liabilities of consolidated VIEs	(1,115)	(815)
Reinsurance impacts	(8,574)	(9,176)
Policy loans ceded	(174)	(179)
Market risk benefit asset	(377)	(481)
ACRA noncontrolling interests	(56,651)	(35,981)
Total adjustments to arrive at net reserve liabilities	(80,055)	(57,412)
Net reserve liabilities	$199,289	$175,970

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of December 31, 2023 was $123.9 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of December 31, 2023 was $15.6 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. On June 30, 2023, we entered into a new Credit Facility, which replaced our previous credit facility. The Credit Facility provides access to liquidity with a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the Credit Facility. The Credit Facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of December 31, 2023. We entered into a new Liquidity Facility on June 30, 2023, which replaced our previous liquidity facility. The Liquidity Facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility has an initial 364-day term, subject to additional 364-day extensions, and was undrawn as of December 31, 2023. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance Subsidiaries’ Liquidity

Operations

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums and deposits), investment income, principal repayments on our investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, payments to satisfy pension group annuity obligations, policy acquisition costs and general operating costs, and payment of cash dividends.

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of December 31, 2023 and 2022, approximately 79% and 76%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2023 and 2022, approximately 64% and 60%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of December 31, 2023, approximately 28% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 56% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of December 31, 2023 and 2022, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2023 and 2022, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $6.5 billion and $3.7 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2023, our total maximum borrowing capacity under the FHLB facilities was limited to $43.1 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of December 31, 2023, we had the ability to draw up to an estimated $10.2 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of December 31, 2023 and 2022, the payables for repurchase agreements were $3.9 billion and $4.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.1 billion and $5.0 billion, respectively. As of December 31, 2023, payables for repurchase agreements were comprised of $686 million of short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of December 31, 2023, we had no outstanding payables under this facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of December 31, 2023, we had no outstanding payables under this facility.

Cash Flows

Our cash flows were as follows:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Net income (loss)	$5,752	$(5,016)	$3,800
Non-cash revenues and expenses	(769)	11,274	6,492
Net cash provided by operating activities	4,983	6,258	10,292
Sales, maturities and repayments of investments	27,801	28,163	42,063
Purchases of investments	(71,779)	(62,386)	(70,220)
Other investing activities	328	(152)	225
Net cash used in investing activities	(43,650)	(34,375)	(27,932)
Inflows on investment-type policies and contracts	53,660	33,920	21,447
Withdrawals on investment-type policies and contracts	(14,125)	(10,209)	(7,042)
Other financing activities	5,232	2,761	5,224
Net cash provided by financing activities	44,767	26,472	19,629
Effect of exchange rate changes on cash and cash equivalents	10	(15)	(2)
Net increase (decrease) in cash and cash equivalents[1]	$6,110	$(1,660)	$1,987

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $5.0 billion, $6.3 billion and $10.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2023 compared to 2022 was primarily driven by lower cash received from pension group annuity transactions, net of outflows, cash paid for reinsurance settlements and an increase in cash paid for policy acquisition and other operating expenses, partially offset by an increase in net investment income and less cash paid for taxes.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $43.7 billion, $34.4 billion and $27.9 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in cash used in investing activities for the year ended December 31, 2023 compared to 2022 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from organic growth compared to 2022 and a decrease in the sales, maturities and repayments of investments, partially offset by an increase in net investment payables.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $44.8 billion, $26.5 billion and $19.6 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in cash provided by financing activities for the year ended December 31, 2023 compared to 2022 was primarily attributed to higher cash received from retail and flow reinsurance inflows, net of outflows, a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in 2023 compared to unfavorable performance in 2022, a capital contribution by AGM in 2023 of $1.25 billion related to the net proceeds from its mandatory convertible preferred stock offering, the payment of less common stock dividends as 2022 included the payment of a $750 million dividend to AGM declared in December of 2021 and a larger debt issuance in 2023. These increases were partially offset by cash paid to settle outstanding repurchase agreements in 2023 compared to cash received from the issuance of repurchase agreements in 2022, the issuance of preferred stock in 2022 and a decrease in net capital contributions from noncontrolling interests.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of December 31, 2023:

	Payments Due by Period
(In millions)	2024	2025-2026	2027-2028	2029 and thereafter	Total
Interest sensitive contract liabilities	$21,413	$40,305	$56,669	$86,283	$204,670
Future policy benefits	2,695	5,693	5,392	39,507	53,287
Market risk benefits	—	—	—	5,608	5,608
Other policy claims and benefits	98	—	—	—	98
Dividends payable to policyholders	7	14	13	59	93
Debt[1]	174	377	1,356	4,253	6,160
Securities to repurchase[2]	894	1,702	1,828	—	4,424
Total	$25,281	$48,091	$65,258	$135,710	$274,340

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the December 31, 2023 interest rate.

Atlas Securitized Products Holdings LP

In connection with our, Apollo and Credit Suisse AG (CS)’s previously announced transaction, certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM have each issued an assurance letter to CS to guarantee the full amount of $3.3 billion. In exchange for the purchase price, Atlas received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has received an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the assurance letter is not material to the consolidated financial statements.

Holding Company Liquidity

Common Stock Dividends

We intend to pay regular common stock dividends to our parent company of $750 million per year, generally paid at the end of each quarter; provided that the declaration and payment of any dividends are at the sole discretion of our board of directors, which may change the dividend policy at any time, including, without limitation, to eliminate the dividend entirely.

We declared common stock cash dividends of $187 million on November 30, 2023, payable to the holder of AHL’s Class A common shares with a record date of December 13, 2023 and payment date of December 15, 2023. We have paid $937 million in common stock cash dividends during the year ended December 31, 2023, including payment of the fourth quarter dividend from 2022 in the first quarter of 2023.

We declared and paid common stock cash dividends of $563 million during the year ended December 31, 2022. Additionally, we declared common stock cash dividends of $750 million on December 31, 2021, payable to the holder of AHL’s Class A common shares with a record date and payment date following the completion of our merger with AGM. The dividend was paid on January 4, 2022.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subject to these limitations and prior notification to the appropriate regulatory agency, the US insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile. Any distributions above the amount permitted by statute in any twelve-month period are considered to be extraordinary dividends, and require the approval of the appropriate regulator prior to payment. AHL does not currently plan on having the US subsidiaries pay any dividends to their parents.

Dividends from subsidiaries are projected to be the primary source of AHL’s liquidity. Under the Bermuda Insurance Act, each of our Bermuda insurance subsidiaries is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of the board of directors of the Bermuda insurance subsidiary and its principal representative in Bermuda sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause the Bermuda insurance subsidiary to fail to meet its relevant margins. In certain instances, the Bermuda insurance subsidiary would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to the Bermuda insurance subsidiary meeting its relevant margins, the Bermuda insurance subsidiary is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion Credit Facility, drawing on our undrawn $2.6 billion Liquidity Facility or by pursuing future issuances of debt or preferred stock to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our Credit Facility contains various standard covenants with which we must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the Credit Facility. Our Liquidity Facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum consolidated net worth of no less than $8.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the Liquidity Facility.

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preferred stock, depositary shares, warrants and units.

Debt – The following summarizes our outstanding long-term senior notes (in millions, except percentages):

Issuance	Issue Date	Maturity Date	Interest Rate	Principal Balance
2028 Senior Unsecured Notes	January 12, 2018	January 12, 2028	4.125%	$1,000
2030 Senior Unsecured Notes	April 3, 2020	April 3, 2030	6.150%	$500
2031 Senior Unsecured Notes	October 8, 2020	January 15, 2031	3.500%	$500
2051 Senior Unsecured Notes	May 25, 2021	May 25, 2051	3.950%	$500
2052 Senior Unsecured Notes	December 13, 2021	May 15, 2052	3.450%	$500
2033 Senior Unsecured Notes	November 21, 2022	February 1, 2033	6.650%	$400
2034 Senior Unsecured Notes	December 12, 2023	January 15, 2034	5.875%	$600

See Note 12 – Debt to the consolidated financial statements for further information on debt.

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

See Note 13 – Equity to the consolidated financial statements for further information on preferred stock.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of December 31, 2023.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2023 and 2022, the revolving note payable had an outstanding balance of $486 million and $896 million, respectively.

Use of Captives

While our business strategy does not involve the use of captives, we ceded certain liabilities to a captive reinsurer that we acquired in connection with the Aviva USA acquisition. The captive reinsurer was formed in 2011 and is domiciled in the state of Vermont. The statutory reserves of the affiliated captive reinsurer are supported by a combination of funds withheld receivable assets and letters of credit issued by an unaffiliated financial institution. The reinsurance activities within the captive reinsurer are eliminated in consolidation. As discussed in Note 15 – Statutory Requirements to the consolidated financial statements, a permitted practice of the state of Vermont allows the captive to include issued and outstanding letters of credit in the amount of $96 million and $112 million as of December 31, 2023 and 2022, respectively, as admitted assets in its statutory financial statements. The NAIC and certain state insurance departments have scrutinized insurance companies’ use of affiliated captive reinsurers. Regulatory changes regarding the use of captives could affect our financial position and results of operations.

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

As of December 31, 2023 and 2022, our US insurance companies’ TAC, as defined by the NAIC, was $5.8 billion and $4.1 billion, respectively, and our US RBC ratio was 392% and 387%, respectively. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its ACL. Our TAC was significantly in excess of all regulatory standards as of December 31, 2023 and 2022, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $14.6 billion and $14.8 billion as of December 31, 2023 and 2022, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum EBS capital and surplus to meet the ECR. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. For the Bermuda group, which includes the capital and surplus of AARe and all of its subsidiaries, including AADE and its subsidiaries, EBS capital and surplus was $26.6 billion and $21.9 billion, resulting in a BSCR ratio of 291% and 278% as of December 31, 2023 and 2022, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2023 and 2022, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2023 and 2022, our Bermuda RBC ratio was 400% and 407%, respectively. The Bermuda RBC ratio is calculated by applying the NAIC RBC factors to the statutory financial statements of our non-US reinsurance subsidiaries on an aggregate basis with certain adjustments made by management as described in the glossary. The statutory capital and surplus and RBC of our Bermuda insurance companies presented herein exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the enactment of the Bermuda CIT. We are currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of our Bermuda insurance companies.

As of December 31, 2023 and 2022, our consolidated statutory capital and surplus in the aggregate was $21.8 billion and $20.1 billion, respectively, and our consolidated RBC ratio was 412% and 416%, respectively. Our consolidated regulatory capital represents the aggregate capital of our US and Bermuda insurance entities, determined with respect to each insurance entity by applying the statutory accounting principles applicable to each such entity with adjustments made to, among other things, assets and expenses at the holding company level. The consolidated RBC ratio is calculated by applying the NAIC RBC factors to the statutory financial statements of our non-US reinsurance and US reinsurance subsidiaries on an aggregate basis, including interests in other non-insurance subsidiary holding companies, with certain adjustments made by management to our Bermuda and non-insurance holding companies. See Glossary of Selected Terms – Consolidated RBC for further information.

ACRA 1 – ACRA 1 provided us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA 1 provided a capital source to fund both our inorganic and organic channels.

ACRA 2 – Similar to ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

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

Investments

We are responsible for the fair value measurement of investments presented in our consolidated financial statements. We perform regular analysis and review of our valuation techniques, assumptions and inputs used in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. We also perform quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, we use both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values using credit spreads and other market assumptions, where appropriate. For investment funds, we typically recognize our investment, including those for which we have elected the fair value option, based on net asset value information provided by the general partner or related asset manager. For a discussion of our investment funds for which we have elected the fair value option, see Note 7 – Fair Value to the consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans

The following table presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by pricing source and fair value hierarchy:

	December 31, 2023
(In millions, except percentages)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$104,100	$6,297	$97,797	$6
Priced via independent broker-dealer quotations	27,725	—	24,806	2,919
Priced via models or other methods	16,522	—	150	16,372
Trading securities
Priced via commercial pricing services	1,241	22	1,219	—
Priced via independent broker-dealer quotations	464	2	435	27
Priced via models or other methods	839	—	—	839
Trading securities of consolidated VIEs	2,136	—	284	1,852
Total fixed maturity securities, including related parties and consolidated VIEs	153,027	6,321	124,691	22,015
Equity securities
Priced via commercial pricing services	972	273	699	—
Priced via independent broker-dealer quotations	1	—	—	1
Priced via models or other methods	280	—	—	280
Total equity securities, including related parties	1,253	273	699	281
Mortgage loans
Priced via commercial pricing services	40,801	—	—	40,801
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	4,595	—	—	4,595
Mortgage loans of consolidated VIEs	2,173	—	—	2,173
Total mortgage loans, including related parties and consolidated VIEs	47,569	—	—	47,569
Total fixed maturity securities, equity securities and mortgage loans, including related parties and consolidated VIEs	$201,849	$6,594	$125,390	$69,865
Percent of total	100.0%	3.3%	62.1%	34.6%

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

For fixed maturity securities, we obtain the fair values, when available, based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are liquid securities and the valuation does not require significant management judgment. When quoted prices in active markets are not available, fair value is based on market standard valuation techniques, giving priority to observable inputs. We obtain the fair value for most marketable bonds without an active market from several commercial pricing services. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers, and other reference data. For certain fixed maturity securities without an active market, an internally-developed discounted cash flow or other approach is utilized to calculate the fair value. A discount rate is used, which adjusts a market comparable base rate for securities with similar characteristics for credit spread, market illiquidity or other adjustments. The fair value of privately placed fixed maturity securities is based on the credit quality and duration of comparable marketable securities, which may be securities of another issuer with similar characteristics. In some instances, we use a matrix-based pricing model, which considers the current level of risk-free interest rates, corporate spreads, credit quality of the issuer and cash flow characteristics of the security. We also consider additional factors, such as net worth of the borrower, value of collateral, capital structure of the borrower, presence of guarantees and our evaluation of the borrower’s ability to compete in its relevant market.

For equity securities, we obtain the fair value, when available, based on quoted market prices. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued based on other sources, such as commercial pricing services or brokers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For mortgage loans, we use independent commercial pricing services. Discounted cash flow analysis is performed through which the loans’ contractual cash flows are modeled and an appropriate discount rate is determined to discount the cash flows to arrive at a present value. Financial factors, credit factors, collateral characteristics and current market conditions are all taken into consideration when performing the discounted cash flow analysis. We perform vendor due diligence exercises annually to review vendor processes, models and assumptions. Additionally, we review price movements on a quarterly basis to ensure reasonableness.

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

Indexed annuities and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain equity market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivative represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior. The embedded derivative cash flows are discounted using a rate that reflects our own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date.

In general, the change in the fair value of the embedded derivatives will not directly correspond to the change in fair value of the hedging derivative assets. The derivatives are intended to hedge the index credits expected to be granted at the end of the current term. The options valued in the embedded derivatives represent the rights of the policyholder to receive index credits over the period indexed strategies are made available to the policyholder, which is typically longer than the current term of the options. From an economic basis, we believe it is suitable to hedge with options that align with the index terms of our indexed annuity products because policyholder accounts are credited with index performance at the end of each index term. However, because the value of an embedded derivative in an indexed annuity contract is longer-dated, there is a duration mismatch which may lead to differences in the recognition of income and expense for accounting purposes.

A significant assumption in determining policy liabilities for indexed annuities is the vector of rates used to discount indexed strategy cash flows. The change in risk-free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating as well as any change to our credit rating requiring a revised level of nonperformance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the indexed strategy cash flows were to fluctuate, there would be a resulting change in reserves for indexed annuities recorded through the consolidated statements of income (loss).

As of December 31, 2023, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $9.1 billion. The increase (decrease) to the embedded derivatives on indexed annuity products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2023
+100 bps discount rate	$(499)
–100 bps discount rate	552

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies, which include pension group annuities with life contingencies. Liabilities for nonparticipating long duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected. For immediate annuities with life contingencies, the liability for future policy benefits is equal to the present value of future benefits and related expenses.

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

Immediate annuities with life contingencies, which include pension group annuities with life contingencies, and assumed whole life contracts represent the significant majority of our liabilities for future policy benefits. Significant assumptions for our immediate annuities with life contingencies include discount rates, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives, while significant assumptions for our whole life contracts include discount rates and assumptions for policyholder mortality, morbidity and lapse rates.

In general, the reserve for future policy benefits will decrease when longevity decreases, resulting in remeasurement gains in the consolidated statements of income (loss). Changes in the discount rate in periods after a cohort has closed will not impact interest expense recognition within the consolidated statements of income (loss). However, changes in the discount rate will impact the recorded reserve on the consolidated balance sheets, with an offsetting unrealized gain or loss recorded to other comprehensive income (loss). We use a single A rate to calculate the present value of reserves related to our immediate annuities with life contingencies and assumed whole life products.

For our limited-payment contracts where premiums are due over a significantly shorter period than the period over which benefits are provided, a deferred profit liability is established to the extent that gross premium exceeds the net premium reserve and included within future policy benefits. When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, both the future policy benefit reserve and deferred profit liability are retrospectively recalculated from the contract issuance date. Also included within the liability for future policy benefits is negative VOBA that was established for blocks of insurance contracts acquired through the merger with Apollo. Negative VOBA is related to our immediate annuities with life contingencies and is subsequently measured on a basis generally consistent with the deferred profit liability.

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2023
+100 bps discount rate	$(3,859)
–100 bps discount rate	4,683

Market Risk Benefits

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. We issue and reinsure deferred annuity contracts, which include both traditional deferred and indexed annuities, that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders. These riders meet the criteria for and are classified as market risk benefits.

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

Economic assumptions include interest rates and implied equity volatilities throughout the duration of the liability. For riders on indexed annuities, this also includes assumptions about projected equity returns, which impact expected index credits on the next policy anniversary date and future equity option costs. When economic assumptions lead to an increase in expected future policy growth from higher interest and index crediting during the accumulation period, the higher projected account balance at the time of rider utilization decreases the inherent value of the rider as less payments for benefits are required in excess of the account balance. All else constant, the increase in the projected account balance will, therefore, result in a decrease to the market risk benefit liability, or an increase if the market risk benefit is in an asset position, with remeasurement gains recorded in the consolidated statements of income (loss).

Policyholder behavior assumptions are established using accepted actuarial valuation methods to estimate decrements to policies with riders including lapses, full and partial withdrawals (surrender rate) and mortality and the utilization of the benefit riders. Base lapse rates consider the level of surrender charges and are dynamically adjusted based on the level of current interest rates relative to the guaranteed rates and the amount by which any rider guarantees are in a net positive position. Rider utilization assumptions consider the number and timing of policyholders electing the riders. We track and update this assumption as experience emerges. Mortality assumptions are set at the product level and are generally based on standard industry tables with adjustments for historical experience and a provision for mortality improvement. While economic assumptions impact the projected account value and the benefits paid in excess of the account value, policyholder behavior assumptions, such as surrenders, impact the expected number of policies that will elect to utilize the rider. An expected increase in decrements and decrease in rider utilization, all else constant, will result in a decrease to the market risk benefit liability or an increase in the market risk benefit asset with remeasurement gains recorded in the consolidated statements of income (loss).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All inputs, including expected fees and assessments and economic and policyholder behavior assumptions, are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For riders on indexed annuities, stochastic equity return scenarios are also included within the range. The discount rate used to present value the projected cash flows is a significant assumption, with the change in risk-free rates expected to drive most of the movement in discount rates between periods. A risk margin is deducted from the discount rate to reflect the uncertainty in the projected cash flows, such as variations in policyholder behavior, and a credit spread is added to reflect our risk of nonperformance. If the discount rates used were to fluctuate, there would be a resulting change in reserves for the market risk benefits recorded through the consolidated statements of income (loss), except for the portion related to the change in nonperformance risk, which is recorded through other comprehensive income (loss).

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	December 31, 2023
+100 bps discount rate	$(719)
–100 bps discount rate	897

Consolidation

We consolidate all entities in which we hold a controlling financial interest as of the financial statement date whether through a majority voting interest or otherwise, including those investment funds that meet the definition of a VIE in which we are determined to be the primary beneficiary. If we are not the primary beneficiary, the general partner or another limited partner may consolidate the investment fund, and we record the investment as an equity method investment. See Note 6 – Variable Interest Entities to the consolidated financial statements.

The assessment of whether an entity is a VIE and the determination of whether we should consolidate such VIE requires judgment. Those judgments include, but are not limited to: (1) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity and (4) evaluating the nature of the relationship and activities of those related parties with shared power or under common control for purposes of determining which party within the related-party group is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest, including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis considers all relevant economic interests, including proportionate interests held through related parties.

Additionally, evaluating an entity to determine whether it meets the characteristics of an investment company under US GAAP is qualitative in nature and may involve significant judgment. We have retained this specialized accounting for investment companies in consolidation.

Income Taxes

Significant judgment is required in determining tax expense and in evaluating certain and uncertain tax positions. We recognize the tax benefit of uncertain tax positions when the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. We review and evaluate our tax positions quarterly to determine whether we have uncertain tax positions that require financial statement recognition. For more information regarding income taxes, see Note 14 – Income Taxes to the consolidated financial statements.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. We test the value of deferred tax assets for realizability at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management Framework

The function of our risk management framework is to identify, assess and prioritize risks to ensure that both senior management and the board of directors understand and can manage our risk profile. The processes supporting risk management are designed to ensure that our risk profile is consistent with our stated risk appetite and that we maintain sufficient capital and liquidity to support our corporate plan, while meeting the requirements imposed by our policyholders, regulators and other stakeholders. Risk management strives to maximize the value of our existing business platform to stockholders, preserve our ability to realize business and market opportunities under stressed market conditions and withstand the impact of severely adverse events.

The risk management framework includes a governance committee structure that supports accountability in current risk-based decision making and effective risk management. Governance committees are established at three levels: the board of directors, AHL management and subsidiary management. We utilize a host of assessment tools to monitor and assess our risk profile, results of which are shared with senior management periodically at management level committees, such as the risk committee (RC) and the investment and asset liability committee (IALC), and with the board of directors quarterly. Business management retains the primary responsibility for day-to-day management of risk.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
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

A dedicated set of AHL risk managers, who are on-site with Apollo, monitor the asset risks to ensure that such risks are consistent with our risk appetite, standards for committing capital and overall strategic objectives. Our risk management team is also a key contributor to the credit impairment evaluation process.

In addition to credit-risk exposures from our investment portfolio, we are also exposed to credit risk from our counterparty exposures from our derivative hedging and reinsurance activities. Derivative counterparty risk is managed by trading on a collateralized basis with counterparties under International Swaps and Derivatives Association documents with a credit support annex having zero-dollar collateral thresholds.

We utilize reinsurance to mitigate risks that are inconsistent with our strategy or objectives. For example, we have reinsured much of the mortality risk we would otherwise have accumulated through our various acquisitions and block reinsurance transactions, allowing us to focus on our core annuity business. These reinsurance agreements expose us to the credit risk of our counterparties. We manage this risk to avoid counterparty risk concentrations through various mechanisms: utilization of reinsurance structures such as funds withheld or modco to retain ownership of the assets and limit counterparty risk to the cost of replacing the counterparty; diversification across counterparties; and when possible, novating policies to eliminate counterparty risk altogether.

Interest Rate Risk

Significant interest rate risk may arise from mismatches in the timing of cash flows from our assets and liabilities. Management of interest rate risk at the company-wide level, and at the various operating company levels, is one of the main risk management activities in which senior management engages.

Depending upon the materiality of the risk and our assessment of how we would perform across a spectrum of interest rate environments, we may seek to mitigate interest rate risk using on-balance-sheet strategies (portfolio management) or off-balance-sheet strategies (derivative hedges such as interest rate swaps and futures). We monitor ALM metrics (such as key-rate durations and convexity) and employ quarterly cash flow testing requirements across all of our insurance companies to assure the asset and liability portfolios are managed to maintain net interest rate exposures at levels that are consistent with our risk appetite. We have established a set of exposure and stress limits to communicate our risk tolerance and to ensure adherence to those risk tolerance levels. Risk management personnel and the RC and/or IALC (together, management committees) are notified in the event that risk tolerance levels are exceeded. Depending on the specific risk threshold that is exceeded, the appropriate management committee then makes a decision as to what actions, if any, should be undertaken.

Active portfolio management is performed by the investment managers at Apollo, with direction from the management committees. ALM risk is also managed by the management committees. The performance of our investment portfolio managed by Apollo is reviewed periodically by the management committees and board of directors. The management committees strive to improve returns to stockholders and protect policyholders, while dynamically managing the risk within our expectations.

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

The equity index hedging framework implemented is one of static and dynamic replication. Unique policy-level liability options are matched with static OTC options and residual risk arising from (1) policy holder behavior and other trading constraints (for example minimum trade size) and (2) the decision by the organization to enhance the value of the product offerings by dynamically managing a small portion of the exposure on custom indices, are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk and interest rate risk, are monitored and risk managed along the term structure.

We are also exposed to equity risk in our alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. We currently target fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, our investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies”, (which is mostly exposure to publicly

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
traded equities), followed by “yield”, “equity” and “hybrid” strategies. Our alternatives portfolio also includes strategic equity investments in origination platforms, insurance platforms and others.

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

The alternative investment portfolio is monitored to ensure diversification across asset classes and strategy, and the portfolio's performance under stress scenarios is evaluated routinely as part of management and board reviews. Since alternative investments are marked-to-market on the consolidated balance sheets, risk analyses focus on potential changes in market value across a variety of market stresses.

Currency Risk

We manage our currency risk to maintain minimal exposure to currency fluctuations. We attempt to hedge completely the currency risk arising on our balance sheet. In general, we match currency exposure of assets and liabilities. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk.

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

Scenario Analysis

We evaluate our exposure to credit risk by analyzing our portfolio’s performance during simulated periods of economic stress. We manage our business, capital and liquidity needs to withstand stress scenarios and target capital we believe will maintain our current ratings in a moderate recession scenario and maintain investment grade ratings under a deep recession scenario, a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, we calibrate recessionary shocks to several key risk factors (including but not limited to default rates, recoveries, credit spreads and US Treasury yields) using data from the 1991, 2001 and 2008 recessions, and estimate impacts to the various sectors in our portfolio. In the deep recession scenario, we use default probabilities from the 2008-2009 period, along with recovery and ratings migration rates, to estimate impairment impacts, and we use credit spread and interest rate movements from the 2008–2009 period to estimate mark to market changes. Management reviews the impacts of our stress test analyses on a quarterly basis.

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of December 31, 2023, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2022, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $2.1 billion, net of offsets. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of December 31, 2023, when compared to December 31, 2022, was primarily driven by the significant growth experienced in 2023. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

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

With the implementation of LDTI in accounting for long-duration insurance and investment contracts, changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income (loss) but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected GLWB and GMDB rider benefits, included within our market risk benefit reserve, are amortized within cost of funds in spread related earnings over the life of the business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
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

We are unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to AHL common stockholder and spread related earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to AHL common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of December 31, 2023, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2023, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $538 million. As of December 31, 2022, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $312 million. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of December 31, 2023, when compared to December 31, 2022, is primarily driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments, market risk benefits and the FIA embedded derivative.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Athene Holding Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Athene Holding Ltd. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended December 31, 2023 (successor), and the related notes and the financial statement schedules listed in the Index at Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 (successor), in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 1 and 2 to the financial statements, effective January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, with retrospective application to January 1, 2022. The adoption of ASU 2018-12 is also communicated as a critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Valuation of Certain Structured Level 3 Asset-Backed Securities - Refer to Note 4, Investments, Note 7, Fair Value, and Note 16, Related Parties
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
Given that the Company utilizes valuation models and significant unobservable inputs to estimate the fair value for certain of its structured Level 3 asset-backed securities, performing audit procedures to evaluate these inputs required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

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
Adoption of Long Duration Targeted Improvements (LDTI) - Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies and Note 2, Adoption of Accounting Pronouncement
Critical Audit Matter Description
On January 1, 2023, the Company adopted ASU 2018-12 retrospectively with a transition date of January 1, 2022 (see Change in Accounting Principle explanatory paragraph above).
The adoption of LDTI significantly modifies the Company’s accounting and disclosure of contract features meeting the definition of market risk benefits to be measured at fair value. For the Company, this definition includes the guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits riders attached to some of the annuity products. Significant judgment was applied by the Company in determining the modifications to complex valuation models and the assumptions utilized in those models. Specifically, the future policyholder behavior assumptions related to lapses and the use of benefit riders, as well as the assumptions for the future equity option costs or option budget and risk margin involve significant unobservable inputs and may materially impact the estimated valuation of the market risk benefits.
Given the significant judgment involved with determining the methodology and these economic and policyholder behavior assumptions, auditing these estimates required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value and actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the methodology and economic and policyholder behavior assumptions determined by the Company included the following, among others:
•We involved senior, more experienced audit team members, including fair value and actuarial specialists, to plan and perform audit procedures.
•We tested the design and operating effectiveness of controls, including those related to the application of new accounting policies, new subjective judgments, changes made to measurement models, and disclosure of the impact of adoption discussed in Note 2 to the financial statements.
•We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in the adoption of the LDTI.
•We involved our actuarial specialists, to assist us in evaluating the reasonableness and conceptual soundness of the methodology and changes made to the measurement models.

Certain Assumptions Used in the Future Policy Benefits, Market Risk Benefits, and Interest Sensitive Contract Liabilities - Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies, Note 7, Fair Value, and Note 10, Long-duration Contracts

Critical Audit Matter Description

The Company determines estimated valuations of Future Policy Benefits, Market Risk Benefits, and Interest Sensitive Contract Liabilities, which include embedded derivatives. The Company’s valuations are based on actuarial methodologies and include significant unobservable inputs associated with underlying economic and future policyholder behavior assumptions.

Significant judgment is applied by the Company in determining these assumptions. Specifically, the future policyholder behavior assumptions related to lapses and the use of benefit riders, as well as the assumptions for the future equity option costs or option budget and risk margin involve significant unobservable inputs and may materially impact the estimated valuation of Future Policy Benefits, Market Risk Benefits, and Interest Sensitive Contract Liabilities, which include embedded derivatives.

Given the significant judgment involved with determining these economic and policyholder behavior assumptions, auditing these estimates required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value and actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to these economic and policyholder behavior assumptions determined by the Company included the following, among others:

•We involved senior, more experienced audit team members, including fair value and actuarial specialists, to plan and perform audit procedures.

•We tested the design and operating effectiveness of controls over management’s development of these assumptions, including those controls over the underlying data.

•With the assistance of our fair value and actuarial specialists, we:

–Evaluated the methods, models, and judgments applied by the Company in determining these assumptions, including evaluating the results of experience studies or other data used as a basis for setting those assumptions.

–Evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently developed by our fair value and actuarial specialists, drawing upon standard actuarial and industry practices.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2024
We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Athene Holding Ltd.

Opinion on the Financial Statements

We have audited the consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows of Athene Holding Ltd. and its subsidiaries (the “Company”) for the year ended December 31, 2021, including the related notes and financial statement schedules for the year ended December 31, 2021 listed in the accompanying index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP
Des Moines, Iowa
February 25, 2022

We served as the Company’s auditor from 2015 to 2022.

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions)	2023	2022
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2023 – $147,561 and 2022 – $120,982; allowance for credit losses: 2023 – $590 and 2022 – $458)	$134,338	$102,404
Trading securities, at fair value	1,706	1,595
Equity securities (portion at fair value: 2023 – $935 and 2022 – $1,087)	1,293	1,487
Mortgage loans, at fair value	44,115	27,454
Investment funds	109	79
Policy loans	334	347
Funds withheld at interest (portion at fair value: 2023 – $(3,379) and 2022 – $(4,847))	24,359	32,880
Derivative assets	5,298	3,309
Short-term investments (portion at fair value: 2023 – $341 and 2022 – $520)	341	2,160
Other investments (portion at fair value: 2023 – $943 and 2022 – $611)	1,206	773
Total investments	213,099	172,488
Cash and cash equivalents	13,020	7,779
Restricted cash	1,761	628
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2023 – $14,455 and 2022 – $10,440; allowance for credit losses: 2023 – $1 and 2022 – $1)	14,009	9,821
Trading securities, at fair value	838	878
Equity securities, at fair value	318	279
Mortgage loans, at fair value	1,281	1,302
Investment funds (portion at fair value: 2023 – $1,082 and 2022 – $959)	1,632	1,569
Funds withheld at interest (portion at fair value: 2023 – $(721) and 2022 – $(1,425))	6,474	9,808
Short-term investments	947	—
Other investments, at fair value	343	303
Accrued investment income (related party: 2023 – $166 and 2022 – $105)	1,933	1,328
Reinsurance recoverable (portion at fair value: 2023 – $1,367 and 2022 – $1,388)	4,154	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,979	4,466
Goodwill	4,065	4,058
Other assets (related party: 2023 – $189 and 2022 – $161)	10,179	8,693
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2023 – $644 and 2022 – $0)	2,136	1,063
Mortgage loans, at fair value (related party: 2023 – $358 and 2022 – $342)	2,173	2,055
Investment funds, at fair value (related party: 2023 – $15,425 and 2022 – $10,068)	15,927	12,480
Other investments, at fair value (related party: 2023 – $80 and 2022 – $73)	103	101
Cash and cash equivalents	98	362
Other assets	110	112
Total assets	$300,579	$243,931
(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2023	2022
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2023 – $8,599 and 2022 – $11,889; portion at fair value: 2023 – $9,893 and 2022 – $6,670)	$204,670	$173,616
Future policy benefits (related party: 2023 – $9 and 2022 – $1,353; portion at fair value: 2023 – $1,700 and 2022 – $1,712)	53,287	42,110
Market risk benefits (related party: 2023 – $227 and 2022 – $195)	3,751	2,970
Debt	4,209	3,658
Derivative liabilities	1,995	1,646
Payables for collateral on derivatives and securities to repurchase	7,536	6,707
Other liabilities (related party: 2023 – $774 and 2022 – $564)	2,781	1,860
Liabilities of consolidated variable interest entities (related party: 2023 – $513 and 2022 – $292)	1,115	815
Total liabilities	279,344	233,382
Commitments and Contingencies (Note 17)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Series E – par value $1 per share; $500 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Common stock – par value $0.001 per share; authorized: 2023 and 2022 – 425.0 shares; issued and outstanding: 2023 and 2022 – 203.8 shares	—	—
Additional paid-in capital	19,499	18,119
Retained earnings (accumulated deficit)	(92)	(3,640)
Accumulated other comprehensive loss (related party: 2023 – $(357) and 2022 – $(167))	(5,569)	(7,321)
Total Athene Holding Ltd. stockholders’ equity	13,838	7,158
Noncontrolling interests	7,397	3,391
Total equity	21,235	10,549
Total liabilities and equity	$300,579	$243,931
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Income (Loss)

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Revenues
Premiums (related party: 2023 – $17, 2022 – $261 and 2021 – $298)	$12,749	$11,638	$14,262
Product charges (related party: 2023 – $40, 2022 – $41 and 2021 – $43)	848	718	621
Net investment income (related party investment income: 2023 – $1,636, 2022 – $1,403 and 2021 – $2,497; and related party investment expense: 2023 – $987, 2022 – $775 and 2021 – $592)	11,130	7,571	7,100
Investment related gains (losses) (related party: 2023 – $18, 2022 – $(1,670) and 2021 – $221)	1,428	(12,706)	4,215
Other revenues (related party: 2023 – $569, 2022 – $0 and 2021 – $22)	591	(28)	72
Revenues of consolidated variable interest entities
Net investment income (related party investment income: 2023 – $40, 2022 – $19 and 2021 – $1)	257	111	77
Investment related gains (losses) (related party: 2023 – $1,227, 2022 – $542 and 2021 – $31)	1,191	319	(27)
Total revenues	28,194	7,623	26,320
Benefits and expenses
Interest sensitive contract benefits (related party: 2023 – $171, 2022 – $19 and 2021 – $392)	6,229	538	4,442
Future policy and other policy benefits (related party: 2023 – $46, 2022 – $291 and 2021 – $365; and remeasurement (gains) losses: 2023 – $(53), 2022 – $(15) and 2021 – $0)	14,434	12,465	15,734
Market risk benefits remeasurement (gains) losses (related party: 2023 – $32, 2022 – $(122) and 2021 – $0)	404	(1,657)	—
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	688	444	830
Policy and other operating expenses (related party: 2023 – $142, 2022 – $246 and 2021 – $51)	1,848	1,495	1,128
Total benefits and expenses	23,603	13,285	22,134
Income (loss) before income taxes	4,591	(5,662)	4,186
Income tax expense (benefit)	(1,161)	(646)	386
Net income (loss)	5,752	(5,016)	3,800
Less: Net income (loss) attributable to noncontrolling interests	1,087	(2,106)	(59)
Net income (loss) attributable to Athene Holding Ltd. stockholders	4,665	(2,910)	3,859
Less: Preferred stock dividends	181	141	141
Net income (loss) available to Athene Holding Ltd. common stockholders	$4,484	$(3,051)	$3,718

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Comprehensive Income (Loss)

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Net income (loss)	$5,752	$(5,016)	$3,800
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	5,284	(18,156)	(2,283)
Unrealized gains (losses) on hedging instruments	(199)	2	232
Remeasurement gains (losses) on future policy benefits related to discount rate	(2,236)	8,425	—
Remeasurement gains (losses) on market risk benefits related to credit risk	(374)	366	—
Foreign currency translation and other adjustments	40	(27)	(10)
Other comprehensive income (loss), before tax	2,515	(9,390)	(2,061)
Income tax expense (benefit) related to other comprehensive income (loss)	511	(1,933)	(371)
Other comprehensive income (loss)	2,004	(7,457)	(1,690)
Comprehensive income (loss)	7,756	(12,473)	2,110
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,342	(2,242)	(208)
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$6,414	$(10,231)	$2,318

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Equity

	Predecessor
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2020	$—	$—	$6,613	$8,073	$3,971	$18,657	$1,483	$20,140
Net income (loss)	—	—	—	3,859	—	3,859	(59)	3,800
Other comprehensive loss	—	—	—	—	(1,541)	(1,541)	(149)	(1,690)
Issuance of common shares, net of expenses	—	—	11	—	—	11	—	11
Stock-based compensation	—	—	43	—	—	43	—	43
Retirement or repurchase of shares	—	—	—	(8)	—	(8)	—	(8)
Preferred stock dividends	—	—	—	(141)	—	(141)	—	(141)
Common stock dividends declared	—	—	—	(750)	—	(750)	—	(750)
Contributions from noncontrolling interests	—	—	—	—	—	—	758	758
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	18	18
Balance at December 31, 2021	$—	$—	$6,667	$11,033	$2,430	$20,130	$2,051	$22,181

	Successor
Balance at January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(2,910)	—	(2,910)	(2,106)	(5,016)
Other comprehensive loss	—	—	—	—	(7,321)	(7,321)	(136)	(7,457)
Issuance of preferred shares, net of expenses	—	—	487	—	—	487	—	487
Stock-based compensation allocation from parent	—	—	50	—	—	50	—	50
Preferred stock dividends	—	—	—	(141)	—	(141)	—	(141)
Common stock dividends	—	—	—	(563)	—	(563)	—	(563)
Contributions from parent	—	—	38	—	—	38	—	38
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,047	1,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	2,457	2,457
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at December 31, 2022	—	—	18,119	(3,640)	(7,321)	7,158	3,391	10,549
Net income	—	—	—	4,665	—	4,665	1,087	5,752
Other comprehensive income	—	—	—	—	1,749	1,749	255	2,004
Stock-based compensation allocation from parent	—	—	79	—	—	79	—	79
Preferred stock dividends	—	—	—	(181)	—	(181)	—	(181)
Common stock dividends	—	—	—	(937)	—	(937)	—	(937)
Contributions from parent	—	—	1,290	—	—	1,290	—	1,290
Contributions from noncontrolling interests	—	—	—	—	—	—	996	996
Distributions to noncontrolling interests	—	—	—	—	—	—	(539)	(539)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	1,637	1,637
Subsidiary issuance of equity interests and other	—	—	11	1	3	15	570	585
Balance at December 31, 2023	$—	$—	$19,499	$(92)	$(5,569)	$13,838	$7,397	$21,235

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Cash flows from operating activities
Net income (loss)	$5,752	$(5,016)	$3,800
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	688	444	830
Net amortization (accretion) of net investment premiums, discounts and other	81	285	(192)
Gain on recapture of reinsurance agreements, net of cash received	(489)	—	—
Net investment income (related party: 2023 – $(104), 2022 – $(294) and 2021 – $(1,380))	(108)	(506)	(1,493)
Net recognized (gains) losses on investments and derivatives (related party: 2023 – $(1,305), 2022 – $(224) and 2021 – $(180))	(1,959)	5,949	(3,632)
Policy acquisition costs deferred	(1,570)	(1,127)	(698)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2023 – $(61), 2022 – $(51) and 2021 – $(16))	(575)	(370)	(63)
Interest sensitive contract liabilities (related party: 2023 – $131, 2022 – $(24) and 2021 – $398)	3,917	(1,337)	3,357
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2023 – $6, 2022 – $41 and 2021 – $247)	4,333	3,901	8,743
Funds withheld assets (related party: 2023 – $(371), 2022 – $1,184 and 2021 – $(419))	(3,411)	5,229	(634)
Other assets and liabilities	(1,676)	(1,194)	274
Net cash provided by operating activities	4,983	6,258	10,292
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2023 – $2,081, 2022 – $4,197 and 2021 – $2,040)	$14,484	$18,564	$28,620
Trading securities (related party: 2023 – $156, 2022 – $79 and 2021 – $76)	390	217	201
Equity securities (related party: 2023 – $0, 2022 – $6 and 2021 – $12)	167	389	209
Mortgage loans (related party: 2023 – $30, 2022 – $46 and 2021 – $16)	4,569	3,562	2,900
Investment funds (related party: 2023 – $301, 2022 – $1,543 and 2021 – $1,433)	360	1,704	1,823
Derivative instruments and other investments (related party: 2023 – $0, 2022 – $184 and 2021 – $330)	4,324	3,123	5,185
Short-term investments (related party: 2023 – $1,178, 2022 – $0 and 2021 – $2,732)	3,507	604	3,125
Purchases of:
Available-for-sale securities (related party: 2023 – $(4,817), 2022 – $(4,035) and 2021 – $(6,057))	(37,263)	(36,684)	(47,181)
Trading securities (related party: 2023 – $(866), 2022 – $(156) and 2021 – $(267))	(2,718)	(915)	(489)
Equity securities (related party: 2023 – $0, 2022 – $(208) and 2021 – $(216))	(116)	(441)	(931)
Mortgage loans (related party: 2023 – $0, 2022 – $(364) and 2021 – $(918))	(20,972)	(12,951)	(11,131)
Investment funds (related party: 2023 – $(2,334), 2022 – $(4,738) and 2021 – $(3,140))	(2,461)	(5,755)	(3,807)
Derivative instruments and other investments (related party: 2023 – $(46), 2022 – $(266) and 2021 – $(75))	(5,637)	(3,008)	(3,636)
Short-term investments (related party: 2023 – $(2,061), 2022 – $(33) and 2021 – $(2,734))	(2,612)	(2,632)	(3,045)
Consolidation of new variable interest entities	3	393	—
Deconsolidation of previously consolidated entities	(53)	(393)	—
Other investing activities, net	378	(152)	225
Net cash used in investing activities	(43,650)	(34,375)	(27,932)

			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Cash flows from financing activities
Deposits on investment-type policies and contracts (related party: 2023 – $7, 2022 – $68 and 2021 – $82)	$53,660	$33,920	$21,447
Withdrawals on investment-type policies and contracts (related party: 2023 – $(402), 2022 – $(350) and 2021 – $(420))	(14,125)	(10,209)	(7,042)
Proceeds from debt	589	399	997
Capital contributions from parent	1,250	—	—
Capital contributions from noncontrolling interests	996	1,047	758
Capital distributions to noncontrolling interests	(539)	(63)	—
Subsidiary issuance of equity interests to noncontrolling interests	632	—	—
Capital contributions from noncontrolling interests of consolidated variable interest entities	1,809	2,214	72
Net change in cash collateral posted for derivative transactions and securities to repurchase	829	(330)	3,243
Issuance of common stock	—	—	11
Issuance of preferred stock, net of expenses	—	487	—
Preferred stock dividends	(136)	(141)	(141)
Common stock dividends	(937)	(1,313)	—
Repurchase of common stock	—	—	(8)
Other financing activities, net	739	461	292
Net cash provided by financing activities	44,767	26,472	19,629
Effect of exchange rate changes on cash and cash equivalents	10	(15)	(2)
Net increase (decrease) in cash and cash equivalents	6,110	(1,660)	1,987
Cash and cash equivalents at beginning of year[1]	8,769	10,429	8,442
Cash and cash equivalents at end of year[1]	$14,879	$8,769	$10,429

Supplementary information
Cash paid for taxes	$216	$821	$192
Cash paid for interest	498	244	125
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2023 – $20, 2022 – $270 and 2021 – $330)	99	878	2,103
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2023 – $1,646, 2022 – $1,493 and 2021 – $1,532)	12,430	9,131	8,098
Investments received from settlements on reinsurance agreements	1,064	36	124
Investments received from settlements on related party reinsurance agreements	65	—	41
Investments received at inception of reinsurance agreements	2,158	—	—
Investments received from pension group annuity premiums	4,776	4,185	4,971
Investments exchanged for related party investments	—	—	139
Reduction in investments and other assets and liabilities relating to recapture of reinsurance agreement	482	—	—
Investments exchanged with third-party cedants	145	612	—
Borrowings of variable interest entities settled with investments	52	—	—
Assets contributed to consolidated VIEs	—	8,007	169
Distributions to parent	—	2,145	—

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products in the United States (US) and internationally.

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
•future policy benefit reserves;
•market risk benefit assets and liabilities; and
•valuation allowances on deferred tax assets.

Additional details around these principal estimates and assumptions are discussed in the significant accounting policies that follow and the related footnote disclosures.

Merger – On January 1, 2022, we completed our merger with Apollo Global Management, Inc. (AGM, and together with its subsidiaries other than us or our subsidiaries, Apollo) and are now a direct subsidiary of AGM. We have elected pushdown accounting in which we use AGM’s basis of accounting, which reflects the fair market value of our assets and liabilities at the time of the merger, unless otherwise prescribed by US GAAP. Our consolidated financial statements are presented as Predecessor for the periods prior to the merger and Successor for subsequent periods. See Note 3 – Business Combination for further information on the merger.

Long-duration targeted improvements (LDTI) – Effective January 1, 2023, we adopted Accounting Standards Update (ASU) 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. All provisions of the update were applied using a retrospective transition approach, with a transition date of January 1, 2022, the date of our merger with AGM. Consistent with the presentation for the merger, our consolidated financial statements for the Predecessor period are prior to the adoption of LDTI, while our Successor periods incorporate all targeted improvements required by the standard. See –Adopted Accounting Pronouncements below and Note 2 – Adoption of Accounting Pronouncement for further details.

Summary of Significant Accounting Policies

Investments

Fixed Maturity Securities – Fixed maturity securities includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and redeemable preferred stock. We classify fixed maturity securities as available-for-sale (AFS) or trading at the time of purchase and subsequently carry them at fair value. Fair value hierarchy and valuation methodologies are discussed in Note 7 – Fair Value. Classification is dependent on a variety of factors including our expected holding period, election of the fair value option and asset and liability matching.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
AFS Securities – AFS securities are held at fair value on the consolidated balance sheets, with unrealized gains and losses, exclusive of allowances for expected credit losses, generally reflected in accumulated other comprehensive income (loss) (AOCI) on the consolidated balance sheets. Unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships are reflected in investment related gains (losses) on the consolidated statements of income (loss).

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

Equity Securities – Equity securities includes common stock, mutual funds and non-redeemable preferred stock. Equity securities with readily determinable fair values are carried at fair value with subsequent changes in fair value recognized in net income. We elected to account for certain equity securities without readily determinable fair values that do not qualify for the practical expedient to estimate fair values based on net asset value (NAV) per share (or its equivalent) at cost less impairment, subject to adjustments based on observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

We record our proportionate share of investment fund income within net investment income, or, for consolidated VIEs, investment related gains (losses), on the consolidated statements of income (loss). Contributions paid or distributions received by us are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, respectively.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Short-term Investments – Short-term investments consist of financial instruments with maturities of greater than three months but less than twelve months when purchased. Short-term debt securities are accounted for as trading or AFS consistent with our policies for those investments. Short-term loans are carried at amortized cost. Fair values are determined consistent with methodologies described in Note 7 – Fair Value for the respective investment type.

Other Investments – Other investments include, but are not limited to, term loans collateralized by mortgages on residential and commercial real estate and other uncollateralized loans. Effective January 1, 2022, we elected the fair value option on these loans. Prior to January 1, 2022, mortgage collateralized term and uncollaterialized loans were stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of allowances for expected credit losses.

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

Investment Income – We recognize investment income as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premium and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupon interest. Realized gains and losses on sales of investments are included in investment related gains (losses) on the consolidated statements of income (loss). Realized gains and losses on investments sold are determined based on a first-in first-out method.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Derivative Instruments—We invest in derivatives to hedge the risks experienced in our ongoing operations, such as equity, interest rate and cash flow risks, or for other risk management purposes, which primarily involve managing liability risks associated with our indexed annuity products and reinsurance agreements. Derivatives are financial instruments with values that are derived from interest rates, foreign exchange rates, financial indices or other combinations of an underlying and notional. Derivative assets and liabilities are carried at fair value on the consolidated balance sheets. We elect to present any derivatives subject to master netting provisions as a gross asset or liability and gross of collateral. Disclosures regarding balance sheet presentation of derivatives subject to master netting agreements are discussed in Note 5 – Derivative Instruments. We may designate derivatives as cash flow, fair value or net investment hedges.

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

Variable Interest Entities—An entity that does not have sufficient equity to finance its activities without additional financial support, or in which the equity investors, as a group, do not have the characteristics typically afforded to common stockholders is a VIE. The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and may require significant judgment. Our investment funds typically qualify as VIEs and are evaluated for consolidation under the VIE model.

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
See Note 6 – Variable Interest Entities for discussion of our interest in entities that meet the definition of a VIE.
Goodwill—Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The impairment test is performed at the reporting unit level. Goodwill on the consolidated balance sheets includes the impacts of foreign currency translation.

We performed our annual goodwill impairment test as of October 1, 2023 and did not identify any impairment. See Note 3 – Business Combination for disclosure regarding the goodwill recorded related to our merger with AGM.

Reinsurance—We assume or cede insurance and investment contracts under coinsurance, funds withheld, modco and yearly renewable term basis. We follow reinsurance accounting for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge our obligations as the primary insurer, unless the requirements of assumption reinsurance have been met. We generally have the right of offset on reinsurance contracts, but have elected to present reinsurance settlement amounts due to and from us on a gross basis.

For assets and liabilities ceded under reinsurance agreements, we generally apply the same measurement guidance for our directly issued or assumed contracts. Ceded amounts are recorded within reinsurance recoverable on the consolidated balance sheets. Effective January 1, 2022, for reinsurance of in-force contracts that pass risk transfer, the issue year used for the purpose of measuring the reinsurance recoverable is dependent on the effective date of the reinsurance agreement, which may differ from the issue year for the direct or assumed contract. The issue year informs the locked-in discount rate used for the purposes of interest accretion. This may result in different discount rates used for the direct or assumed reserves and ceded reserves when reinsuring an in-force block of insurance contracts. For flow reinsurance of insurance contracts that pass risk transfer, the contracts have the same cash flow assumptions as the direct or assumed contracts when the terms are consistent between those respective contracts and the ceded reinsurance agreement. When we recognize an immediate loss due to the present value of future benefits and expenses exceeding the present value of future gross premiums, a gain is recognized on the corresponding reinsurance recoverable to the extent it does not result in gain recognition at treaty inception. Likewise, where the direct or assumed reserve has been floored to zero, the corresponding reinsurance recoverable will be consistently set to zero. See Future Policy Benefits below for further information.

For all periods, accounting for reinsurance requires the use of assumptions, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We attempt to minimize our counterparty credit risk through the structuring of the terms of our reinsurance agreements, including the use of trusts, and monitor credit ratings of counterparties for signs of declining credit quality. When a ceding company does not report information on a timely basis, we record accruals based on the best available information at the time, which includes the reinsurance agreement terms and historical experience. We periodically compare actual and anticipated experience to the assumptions used to establish reinsurance assets and liabilities. See Note 8 – Reinsurance for more information.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Assets and liabilities assumed or ceded under coinsurance, funds withheld, modco or yearly renewable term are presented gross on the consolidated balance sheets. For investment contracts, the change in the direct or assumed and ceded reserves are presented net in interest sensitive contract benefits on the consolidated statements of income (loss). For insurance contracts, the change in the direct or assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the consolidated statements of income (loss), except from January 1, 2022, any changes related to the discount rate are presented net in other comprehensive income (loss) (OCI) on the consolidated statements of comprehensive income (loss). Also effective from January 1, 2022, for market risk benefits, the change in the direct or assumed and ceded reserves are presented net in market risk benefits remeasurement (gains) losses on the consolidated statements of income (loss), except for changes related to instrument-specific credit risk on direct and assumed contracts which are presented net in OCI on the consolidated statements of comprehensive income (loss).

For the reinsurance of existing in-force blocks that transfer significant insurance risk, the difference between the assets received or paid and the liabilities assumed or ceded represents the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used to amortize deferred acquisition costs (DAC) and deferred sales inducements (DSI), or on a consistent basis with deferred profit liability dependent upon the nature of the underlying contract.

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

Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Deferred Acquisition Costs and Deferred Sales Inducements – Costs related directly to the successful acquisition of new, or the renewal of existing, insurance or investment contracts are deferred. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated balance sheets. These costs are not capitalized until they are incurred.

Effective January 1, 2022, deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are grouped into cohorts based on issue year and contract type and amortized on a constant level basis over the expected term of the related contracts. The cohorts and assumptions used for the amortization of deferred costs are consistent with those used in estimating the related liabilities for these contracts. The constant level basis generally is the initial premium or deposit and is projected based on assumptions related to policyholder behavior, including lapses and mortality, over the expected term of the contracts. Each reporting period, we replace expected experience with actual experience to determine the related amortization expense. Changes to projected experience are recognized in amortization expense prospectively over the remaining contract term. Amortization of DAC and DSI is included in amortization of deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated statements of income (loss).

Prior to January 1, 2022, deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds were amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. Gross profits included investment spread margins, surrender charge income, policy administration charges and expenses, changes in the guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves and realized gains and losses on investments. Current period gross profits for fixed indexed annuities also included the change in fair value of both freestanding and embedded derivatives. Estimates of the expected gross profits and margins were based on assumptions using accepted actuarial methods related to policyholder behavior, including lapses and the utilization of benefit riders, mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on fixed indexed annuity products), and other policy changes as applicable, and the level of expenses necessary to maintain the policies over their expected lives. Each reporting period, we updated estimated gross profits with actual gross profits as part of the amortization process and adjusted the DAC and DSI balances due to the OCI effects of unrealized investment gains and losses on AFS securities. We also periodically revised the key assumptions used in the amortization calculation, which resulted in revisions to the estimated future gross profits. The effects of changes in assumptions were recorded as unlocking in the period in which the changes were made. We performed periodic tests, including at issuance, to determine if the deferred costs were recoverable. If we determined that the deferred costs were not recoverable, we recorded a cumulative charge to the current period.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
For all periods, deferred costs related to investment contracts without significant revenue streams from sources other than investment of the policyholder funds are amortized using the effective interest method. The effective interest method amortizes the deferred costs by discounting the future liability cash flows at a break-even rate. The break-even rate is solved for such that the present value of future liability cash flows is equal to the net liability at the inception of the contract. The deferred costs represent the difference between the net and gross liability and the change relates to amortization for the period.

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

See Note 9 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for further information.

Interest Sensitive Contract Liabilities—Universal life-type policies and investment contracts include traditional deferred annuities, indexed annuities consisting of fixed indexed and index-linked variable annuities in the accumulation phase, funding agreements, immediate annuities without significant mortality risk (which include pension group annuities without life contingencies), universal life insurance, and other investment contracts inclusive of assumed endowments without significant mortality risk. We carry liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic), which we carry at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. For a discussion regarding our indexed products, refer above to the embedded derivative discussion. Effective January 1, 2022, certain of our contracts are offered with additional contract features that meet the definition of a market risk benefit. See –Market Risk Benefits below for further information.

Unearned revenue liabilities are established when amounts are assessed against the policyholder for services to be provided in future periods. These balances are amortized consistent with the methodologies and assumptions used to amortize DAC and DSI.

Changes in interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of income (loss). Interest sensitive contract liabilities are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See the reinsurance accounting policy discussed in –Reinsurance above and Note 8 – Reinsurance for more information on reinsurance.

Future Policy Benefits—We issue contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities with life contingencies).

Effective January 1, 2022, liabilities for nonparticipating long-duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. The contracts are grouped into cohorts based on issue year and contract type, with an exception for pension group annuities, which are generally assessed at the group annuity contract level. Contracts with different issuance years are not combined. Contracts acquired in a business combination are grouped into a single cohort by contract type, except for pension group annuities, which follow the group annuity contract level.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

To the extent the present value of future benefits and expenses exceeds the present value of gross premiums, we will cap the net premium ratio at 100% by increasing the corresponding liability and recognizing an immediate loss through the consolidated statements of income (loss). The liability is never recorded at an amount less than zero for the cohort.

The liability for nonparticipating long-duration contracts is discounted using an upper-medium grade fixed income instrument yield aligned to the characteristics of the liability, including the duration and currency of the underlying cash flows. In determining reference portfolio of instruments, we have used a single A equivalent level rate and maximized the use of observable data to the extent possible for the duration of our liabilities. The discount rate is required to be updated at the end of each reporting period for the remeasurement of the liability but is locked-in for each cohort for the purpose of interest accretion expense.

Changes in the value of the liability for nonparticipating long-duration contracts due to changes in the discount rate are recognized as a component of OCI on the consolidated statements of comprehensive income (loss). Changes in the liability for the remeasurement gains or losses and all other changes in the liability are recorded in future policy and other policy benefits on the consolidated statements of income (loss).

Prior to January 1, 2022, liabilities for nonparticipating long-duration contracts were established using accepted actuarial valuation methods which required the use of assumptions related to expenses, investment yields, longevity, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. We based other key assumptions, such as longevity, mortality, and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

The assumptions were locked in at contract inception and only modified if we deemed the reserves to be inadequate. We periodically reviewed actual and anticipated experience compared to the assumptions used to establish policy benefits. If the net US GAAP liability (gross reserves less DAC, DSI and VOBA) was less than the gross premium liability, impairment was deemed to have occurred, and the DAC, DSI and VOBA asset balances were reduced until the net US GAAP liability was equal to the gross premium liability. If the DAC, DSI and VOBA asset balances were completely written off and the net US GAAP liability was still less than the gross premium liability, then an additional liability was recorded to arrive at the gross premium liability.

For all periods, future policy benefits include liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance. We establish future policy benefits for no-lapse guarantees by estimating the expected value of death benefits paid after policyholder account balances have been exhausted. We recognize these benefits proportionally over the life of the contracts based on total actual and expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, mortality, expected yield on investments supporting the liability and market conditions affecting policyholder account balance growth. Prior to January 1, 2022, our issued and reinsured deferred annuity contracts which contained GLWB and GMDB riders were reserved for in a similar manner by estimating the expected value of withdrawal and death benefits in excess of the projected account balances. The assumptions required were the same but also included estimates regarding the utilization of benefit riders.

For the liabilities associated with no-lapse guarantees and prior to January 1, 2022 for GLWB and GMDB riders, each reporting period we update expected excess benefits and assessments with actual excess benefits and assessments and adjust the liability balances due to the OCI effects of unrealized investment gains and losses on AFS securities. We also periodically revise the key assumptions used in the calculation of the liabilities that result in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made. Changes in the liabilities associated with no-lapse guarantees and prior to January 1, 2022 for GLWB and GMDB riders, other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the consolidated statements of income (loss).

Future policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See the reinsurance accounting policy discussed in –Reinsurance above and Note 8 – Reinsurance for more information on reinsurance.

Market Risk Benefits—Effective January 1, 2022, market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. Our deferred annuity contracts contain GLWB and GMDB riders that meet the criteria for, and are classified as, market risk benefits.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Market risk benefits are measured at fair value at the contract level and may be recorded as a liability or an asset, which are included in market risk benefits or other assets, respectively, on the consolidated balance sheets. Multiple market risk benefits on a contract are treated as a single, compound market risk benefit. At contract inception, we assess the fees and assessments that are collectible from the policyholder and allocate them to the extent they are attributable to the market risk benefit. These attributed fees are used in the valuation of the market risk benefits and are never negative or exceed total explicit fees collectible from the policyholder. If the fees are sufficient to cover the projected benefits, a non-option based valuation model is used. If the fees are insufficient to cover the projected benefits, an option-based valuation model is used to compute the market risk benefit liability at contract inception, with an equal and offsetting adjustment recognized in interest sensitive contract liabilities.

Changes in fair value of market risk benefits are recorded in market risk benefits remeasurement (gains) losses on the consolidated statements of income (loss), excluding portions attributed to changes in instrument-specific credit risk, which are recorded in OCI on the consolidated statements of comprehensive income (loss). Market risk benefits are not reduced for market risk benefits ceded under reinsurance agreements. Ceded market risk benefits are measured at fair value and recorded within reinsurance recoverable on the consolidated balance sheets. See the reinsurance accounting policy discussed in –Reinsurance above and Note 8 – Reinsurance for more information on reinsurance.

Upon annuitization of the contract or the extinguishment of the account balance, the market risk benefit, related annuity contract and unamortized deferred costs are derecognized, including amounts within AOCI. A payout annuity is then established for GLWBs.

Closed Block Business—We established closed blocks of policies in connection with the reorganization of two predecessor subsidiaries from mutual companies to stock companies, collectively referred to as the Closed Blocks, and individually referred to as the AmerUs Life Insurance Company (AmerUs) closed block (AmerUs Closed Block) and the Indianapolis Life Insurance Company (ILICO) closed block (ILICO Closed Block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the respective closed block. The Closed Blocks were designed to give reasonable assurance to owners of insurance policies included therein that, after the reorganization, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continued. The assets, including related revenue, allocated to the Closed Blocks will accrue solely to the benefit of the policyholders included in the Closed Blocks until they no longer exist. A policyholder dividend obligation is required to be established for earnings in the Closed Blocks that are not available to the stockholders. We elected the fair value option for the AmerUs Closed Block and the ILICO Closed Block. See Note 11 – Closed Block for more information on the Closed Blocks.

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

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the consolidated balance sheets and amortized into income in relation to either applicable policyholder liabilities for immediate annuities with life contingencies (which includes pension group annuities) or insurance in-force for whole life products through future policy and other policy benefits on the consolidated statements of income (loss).

Effective January 1, 2022, when the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, the deferred profit liability is retrospectively recalculated from the contract issuance date through the beginning of the current reporting period. The revised deferred profit liability is compared to the beginning of the period carrying amount to determine the change to be recognized as a remeasurement gain or loss within future policy and other policy benefits on the consolidated statements of income (loss). Unlike the related future policy benefit, the deferred profit liability will not be remeasured for changes in discount rates each reporting period. Negative VOBA balances associated with payout contracts involving life contingencies, including pension group annuities, are accounted for in a manner similar to the deferred profit liability.

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

We and certain of our subsidiaries are included in certain foreign and state consolidated or other tax groups with our parent AGM and its subsidiaries. We calculate the provision for income taxes by using a separate-return method. Under this method we are assumed to file a separate return with the tax authority, thereby reporting our taxable income or loss and paying the applicable tax to or receiving the appropriate refund from AGM. Our current provision is the amount of tax payable or refundable on the basis of a hypothetical current-year separate return. We provide deferred taxes on temporary differences and on any carryforwards that we could claim on our hypothetical return and assess the need for a valuation allowance on the basis of our projected separate-return results.

Any difference between the tax provision (or benefit) allocated to us under the separate-return method and payments to be made to (or received from) AGM for tax expense is treated as either a dividend or a capital contribution. Accordingly, the amount by which our tax liability under the separate-return method differs from the amount of tax liability ultimately settled as a result of using incremental expenses of AGM may be periodically settled as a dividend or capital contribution between AGM and us.

See Note 14 – Income Taxes for discussion on withholding taxes for undistributed earnings of subsidiaries.

Recently Issued Accounting Pronouncements

Income Taxes—Improvements to Income Tax Disclosures (ASU 2023-09)

The amendments in this update revise certain disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state and foreign taxes. The guidance is effective for us for annual periods beginning in 2025. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Segment Reporting – Improvements to Reporting Segment Disclosures (ASU 2023-07)

The amendments in this update incrementally add disclosures for public entities’ reporting segments including significant segment expenses and other segment items. The guidance is effective for us for the 2024 annual period and in interim periods in 2025. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Adopted Accounting Pronouncements

Investments – Equity Method and Joint Ventures (Accounting Standards Update (ASU) 2023-02)

The amendments in this update introduce the option of applying the proportional amortization method (PAM) to account for investments made primarily for the purpose of receiving income tax credits or other income tax benefits when certain requirements are met. Currently, PAM only applies to low-income housing tax credit (LIHTC) investments. We early adopted this guidance on October 1, 2023, and there was no impact on our consolidated financial statements upon adoption.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

We adopted LDTI as of January 1, 2023 and, for all provisions of the update, applied a retrospective transition approach using a transition date of January 1, 2022, the date of our merger with AGM. At the merger date, VOBA balances were established as the difference between the fair value of the liabilities and the reserves established as of this date. Upon transition to LDTI, the liability for future policy benefits and contractual features that meet the criteria for market risk benefits were adjusted to conform to LDTI, with an offsetting adjustment made to positive or negative VOBA. No adjustments were recorded to AOCI or retained earnings (accumulated deficit) as of the transition date. See Note 2 – Adoption of Accounting Pronouncement for the effects of LDTI adoption on our 2022 consolidated financial statements.

Reference Rate Reform (Topic 848) (ASU 2022-06, ASU 2021-01, ASU 2020-04)

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

Fair Value Measurement — Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)

This amendment clarifies guidance that a restriction that is a characteristic of the holding entity, rather than a characteristic of the equity security itself, should not be considered in its fair value measurement. As a result, we are required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities. We early adopted this update effective July 1, 2023. The adoption of this update was applied on a prospective basis and did not have a material effect on our consolidated financial statements.

2. Adoption of Accounting Pronouncement

The schedules following provide the transition disclosures and effect of our LDTI adoption on the 2022 consolidated financial statements. See Note 10 – Long-duration Contracts for further disclosures.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

[1] Previously recorded within future policy benefits on the consolidated balance sheets.
[2] Previously recorded within deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated balance sheets.
[3] Previously recorded within interest sensitive contract liabilities on the consolidated balance sheets.

The following table represents market risk benefits by asset and liability positions:

(In millions)	Asset[1]	Liability	Net liability
Traditional deferred annuities	$—	$253	$253
Indexed annuities	366	4,560	4,194
Adjusted balance as of January 1, 2022	$366	$4,813	$4,447

[1] Included in other assets on the consolidated balance sheets.

The following table summarizes the change in deferred acquisition costs, deferred sales inducements and value of business acquired:

(In millions)	VOBA
Balance as of January 1, 2022	$4,527
Change in discount rate assumptions for future policy benefits	(22)
Fair value adjustment of market risk benefits	(1,133)
Adjusted balance as of January 1, 2022	$3,372

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the effects of LDTI adoption on the applicable financial statement lines of our consolidated balance sheet:

	December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Assets
Reinsurance recoverable	$4,367	$(9)	$4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,576	(1,110)	4,466
Other assets	9,690	(997)	8,693
Total assets	$246,047	$(2,116)	$243,931

Liabilities and Equity
Liabilities
Interest sensitive contract liabilities	$173,653	$(37)	$173,616
Future policy benefits	55,328	(13,218)	42,110
Market risk benefits	—	2,970	2,970
Total liabilities	243,667	(10,285)	233,382
Equity
Retained deficit	(4,892)	1,252	(3,640)
Accumulated other comprehensive income (loss)	(12,311)	4,990	(7,321)
Total Athene Holding Ltd. stockholders’ equity	916	6,242	7,158
Noncontrolling interests	1,464	1,927	3,391
Total equity	2,380	8,169	10,549
Total liabilities and equity	$246,047	$(2,116)	$243,931

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the effects of LDTI adoption on the applicable financial statement lines of our consolidated statement of income (loss):

	Year ended December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Revenues
Total revenues	$7,623	$—	$7,623
Benefits and expenses
Interest sensitive contract benefits	541	(3)	538
Future policy and other policy benefits	12,310	155	12,465
Market risk benefits remeasurement (gains) losses	—	(1,657)	(1,657)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	509	(65)	444
Policy and other operating expenses	1,493	2	1,495
Total benefits and expenses	14,853	(1,568)	13,285
Income (loss) before income taxes	(7,230)	1,568	(5,662)
Income tax expense (benefit)	(976)	330	(646)
Net income (loss)	(6,254)	1,238	(5,016)
Less: Net loss attributable to noncontrolling interests	(2,092)	(14)	(2,106)
Net income (loss) attributable to Athene Holding Ltd. stockholders	(4,162)	1,252	(2,910)
Less: Preferred stock dividends	141	—	141
Net income (loss) available to Athene Holding Ltd. common stockholder	$(4,303)	$1,252	$(3,051)

The following represents the effects of LDTI adoption on the applicable financial statement lines of our consolidated statement of comprehensive income (loss):

	Year ended December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(6,254)	$1,238	$(5,016)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(17,457)	(699)	(18,156)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	8,425	8,425
Remeasurement gains (losses) on market risk benefits related to credit risk	—	366	366
Foreign currency translation and other adjustments	(16)	(11)	(27)
Other comprehensive income (loss), before tax	(17,471)	8,081	(9,390)
Income tax expense (benefit) related to other comprehensive income (loss)	(3,083)	1,150	(1,933)
Other comprehensive income (loss)	(14,388)	6,931	(7,457)
Comprehensive income (loss)	(20,642)	8,169	(12,473)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,169)	1,927	(2,242)
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$(16,473)	$6,242	$(10,231)

We made corresponding adjustments to the consolidated statements of equity for the relevant periods to reflect the changes to net loss and comprehensive loss, as presented above.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the effects of LDTI adoption on the applicable financial statement lines of our consolidated statement of cash flows:

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

We also recorded VOBA and other identifiable intangible assets. Other identifiable intangible assets are included in other assets on the consolidated balance sheets, as follows:

Distribution channels	These assets are valued using the excess earnings method, which derives value based on the present value of the cash flow attributable to the distribution channels, less returns for contributory assets. Amortization of these assets is on a straight-line basis.
Trade name	This represents the Athene trade name and was valued using the relief-from-royalty method considering publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life. Amortization of this asset is on a straight-line basis.
Insurance licenses	Licenses are protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived. These are not amortized.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The fair value and weighted average estimated useful life of identifiable intangible assets consists of the following:

	Fair value (in millions)	Weighted average useful life (in years)
VOBA	$3,372	7
Distribution channels	1,870	18
Trade name	160	20
Insurance licenses	26	Indefinite
Total	$5,428

4. Investments

AFS Securities—The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577
US state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	December 31, 2023
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,279	$2,231
Due after one year through five years	17,715	16,944
Due after five years through ten years	23,824	21,631
Due after ten years	54,065	45,784
CLO, ABS, CMBS and RMBS	49,678	47,748
Total AFS securities	147,561	134,338
AFS securities – related parties
Due after one year through five years	913	898
Due after five years through ten years	122	115
Due after ten years	388	339
CLO and ABS	13,032	12,657
Total AFS securities – related parties	14,455	14,009
Total AFS securities including related parties	$162,016	$148,347

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
US state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
US state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	December 31, 2023
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	8,650	7,714
AFS securities – related parties	182	146

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities including PCD securities by asset type:

	Year ended December 31, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$(27)	$—	$—	$—
Corporate	61	88	—	(8)	(15)	3	129
CLO	7	1	—	—	—	(6)	2
ABS	29	23	—	(4)	—	1	49
CMBS	5	26	—	—	—	(2)	29
RMBS	329	16	53	(16)	—	(1)	381
Total AFS securities	458	154	53	(55)	(15)	(5)	590
AFS securities – related parties
CLO	1	—	—	—	—	(1)	—
ABS	—	1	—	—	—	—	1
Total AFS securities – related parties	1	1	—	—	—	(1)	1
Total AFS securities including related parties	$459	$155	$53	$(55)	$(15)	$(6)	$591

	Year ended December 31, 2022
		Additions		Reductions
(In millions)	January 1, 2022	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$—	$66	$—	$(28)	$—	$(11)	$27
Corporate	—	70	—	—	(6)	(3)	61
CLO	—	29	—	—	—	(22)	7
ABS	5	28	—	(3)	—	(1)	29
CMBS	—	15	—	—	—	(10)	5
RMBS	306	41	7	(29)	—	4	329
Total AFS securities	311	249	7	(60)	(6)	(43)	458
AFS securities – related party
CLO	—	3	—	—	—	(2)	1
ABS	—	18	—	—	—	(18)	—
Total AFS securities – related party	—	21	—	—		(20)	1
Total AFS securities including related parties	$311	$270	$7	$(60)	$(6)	$(63)	$459

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Net Investment Income—Net investment income by asset class consists of the following:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
AFS securities	$6,901	$4,190	$3,668
Trading securities	182	194	260
Equity securities	76	64	19
Mortgage loans	2,360	1,261	802
Investment funds	105	550	1,908
Funds withheld at interest	1,752	1,844	781
Other	820	270	271
Investment revenue	12,196	8,373	7,709
Investment expenses	(1,066)	(802)	(609)
Net investment income	$11,130	$7,571	$7,100

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
AFS securities[1]
Gross realized gains on investment activity	$926	$1,337	$936
Gross realized losses on investment activity	(779)	(2,151)	(633)
Net realized investment gains (losses) on AFS securities	147	(814)	303
Net recognized investment gains (losses) on trading securities	66	(424)	(70)
Net recognized investment gains (losses) on equity securities	13	(150)	237
Net recognized investment gains (losses) on mortgage loans	207	(2,974)	—
Derivative gains (losses)	2,135	(9,173)	3,525
Provision for credit losses	(335)	(227)	53
Other gains (losses)	(805)	1,056	167
Investment related gains (losses)	$1,428	$(12,706)	$4,215

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $6,464 million, $9,421 million and $17,116 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties we held as of the respective year end:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Trading securities	$85	$(415)	$(78)
Trading securities – related parties	8	1	56
Equity securities	51	(146)	213
Equity securities – related parties	(2)	—	9

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements:

	December 31,
(In millions)	2023	2022
Less than 30 days	$686	$608
30–90 days	—	1,268
Greater than 1 year	3,167	2,867
Payables for repurchase agreements	$3,853	$4,743

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31,
	2023		2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$—	$—	$2,559	$1,941
Foreign governments	137	99	146	107
Corporate	2,735	2,307	1,940	1,605
CLO	580	579	273	261
ABS	1,207	1,086	1,243	1,082
Total securities pledged under repurchase agreements	$4,659	$4,071	$6,161	$4,996

Reverse Repurchase Agreements—As of December 31, 2023 and 2022, amounts loaned under reverse repurchase agreements were $947 million and $1,640 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,504 million and $1,753 million, respectively.

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

	December 31,
(In millions)	2023	2022
Commercial mortgage loans	$27,630	$21,061
Commercial mortgage loans under development	1,228	790
Total commercial mortgage loans	28,858	21,851
Mark to fair value	(2,246)	(1,743)
Commercial mortgage loans	26,612	20,108
Residential mortgage loans	21,894	11,802
Mark to fair value	(937)	(1,099)
Residential mortgage loans	20,957	10,703
Mortgage loans	$47,569	$30,811

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	December 31,
	2023		2022
(In millions, except percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Apartment	$9,591	36.0%	$6,692	33.3%
Office building	4,455	16.7%	4,651	23.1%
Industrial	4,143	15.6%	2,047	10.2%
Hotels	2,913	11.0%	1,855	9.2%
Retail	2,158	8.1%	1,454	7.2%
Other commercial	3,352	12.6%	3,409	17.0%
Total commercial mortgage loans	$26,612	100.0%	$20,108	100.0%

US region
East North Central	$1,517	5.7%	$1,437	7.1%
East South Central	523	2.0%	413	2.1%
Middle Atlantic	7,147	26.9%	5,183	25.8%
Mountain	1,196	4.5%	898	4.5%
New England	1,295	4.9%	1,076	5.4%
Pacific	4,860	18.3%	3,781	18.8%
South Atlantic	4,583	17.2%	2,756	13.7%
West North Central	249	0.9%	231	1.1%
West South Central	1,228	4.6%	1,085	5.4%
Total US region	22,598	85.0%	16,860	83.9%
International region
United Kingdom	2,343	8.7%	1,898	9.4%
Other International[1]	1,671	6.3%	1,350	6.7%
Total international region	4,014	15.0%	3,248	16.1%
Total commercial mortgage loans	$26,612	100.0%	$20,108	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	December 31,
	2023	2022
US States
California	27.6%	28.9%
Florida	12.0%	9.7%
Texas	6.1%	4.3%
New York	5.9%	5.6%
New Jersey	4.9%	5.3%
Arizona	4.1%	5.1%
Other[1]	30.4%	27.4%
Total US residential mortgage loan percentage	91.0%	86.3%
International
United Kingdom	4.0%	5.4%
Other[2]	5.0%	8.3%
Total international residential mortgage loan percentage	9.0%	13.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes our investment funds, including related parties and consolidated VIEs:

	December 31,
	2023		2022
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$82	75.3%	$46	58.2%
Hybrid	20	18.3%	32	40.5%
Other	7	6.4%	1	1.3%
Total investment funds	109	100.0%	79	100.0%
Investment funds – related parties
Strategic origination platforms	47	2.9%	34	2.2%
Strategic insurance platforms	1,300	79.7%	1,259	80.2%
Apollo and other fund investments
Equity	254	15.6%	246	15.7%
Yield	8	0.5%	5	0.3%
Other	23	1.3%	25	1.6%
Total investment funds – related parties	1,632	100.0%	1,569	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	5,594	35.1%	4,829	38.7%
Strategic insurance platforms	483	3.0%	529	4.2%
Apollo and other fund investments
Equity	3,409	21.4%	2,640	21.2%
Hybrid	4,242	26.7%	3,112	24.9%
Yield	1,356	8.5%	1,044	8.4%
Other	843	5.3%	326	2.6%
Total investment funds – consolidated VIEs	15,927	100.0%	12,480	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$17,668		$14,128

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Summarized Ownership of Investment Funds—The following is the aggregated summarized financial information of equity method investees, including those for which we elected the fair value option and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	December 31,
(In millions)	2023	2022
Assets	$103,552	$99,290
Liabilities	94,737	92,318
Equity	8,815	6,972

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Net income (loss)	$(1,184)	$1,742	$6,335

Non-Consolidated Securities and Investment Funds

Fixed maturity securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by US GAAP, with the related parties, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments, and are held at fair value and classified as AFS or trading securities on the consolidated balance sheets.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31,
	2023		2022
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$109	$876	$79	$340
Investment in related parties – investment funds	1,632	2,377	1,569	2,253
Assets of consolidated VIEs – investment funds	15,927	22,240	12,480	20,278
Investment in fixed maturity securities	48,155	50,623	37,454	40,992
Investment in related parties – fixed maturity securities	13,495	15,608	9,717	10,290
Investment in related parties – equity securities	318	318	279	279
Total non-consolidated investments	$79,636	$92,042	$61,578	$74,432

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Concentrations—The following table represents our investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	December 31, 2023
Wheels[1]	$1,591
AT&T Inc.	1,526

December 31, 2022
Wheels[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap Financial[1]	788
Cayman Universe	756

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in Note 16 – Related Parties.

5. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies for a description of our accounting policies for derivatives and Note 7 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	December 31,
	2023			2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	9,034	$477	$230	6,677	$747	$154
Forwards	6,294	275	102	6,283	406	52
Interest rate swaps	4,468	—	521	4,468	—	803
Forwards on net investments	219	—	6	216	2	—
Interest rate swaps	10,031	29	95	9,332	9	150
Total derivatives designated as hedges		781	954		1,164	1,159
Derivatives not designated as hedges
Equity options	73,881	3,809	102	65,089	1,374	114
Futures	35	72	—	18	33	—
Foreign currency swaps	8,072	230	244	3,563	251	112
Interest rate swaps	3,499	81	9	488	74	—
Other swaps	2,588	39	1	89	—	4
Foreign currency forwards	28,236	286	685	16,376	413	257
Embedded derivatives
Funds withheld including related parties		(4,100)	(64)		(6,272)	(77)
Interest sensitive contract liabilities		—	9,059		—	5,841
Total derivatives not designated as hedges		417	10,036		(4,127)	6,251
Total derivatives		$1,198	$10,990		$(2,963)	$7,410

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

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Investment related gains (losses)
Foreign currency swaps	$—	$—	$14
Other comprehensive income (loss)
Foreign currency swaps	—	—	254
Interest rate swaps	33	(106)	—

There were no amounts deemed ineffective during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, no amounts are expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	December 31,
	2023		2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$4,883	$(15)	$5,259	$(217)
Foreign currency swaps	6,820	(141)	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,438	19	1,081	88
Foreign currency interest rate swaps	4,010	363	4,348	632
Interest rate swaps	6,910	189	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Year ended December 31, 2023 (Successor)
Investment related gains (losses)
Foreign currency forwards	$(169)	$167	$(2)	$82	$20
Foreign currency swaps	(159)	169	10	—	—
Foreign currency interest rate swaps	282	(269)	13	—	—
Interest rate swaps	111	(118)	(7)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	57	(60)	(3)	—	—
Year ended December 31, 2022 (Successor)
Investment related gains (losses)
Foreign currency forwards	183	(190)	(7)	67	9
Foreign currency swaps	286	(310)	(24)	—	—
Foreign currency interest rate swaps	(622)	632	10	—	—
Interest rate swaps	(332)	323	(9)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	52	(53)	(1)	—	—
Year ended December 31, 2021 (Predecessor)
Investment related gains (losses)
Foreign currency forwards	420	(440)	(20)	21	16
Foreign currency interest rate swaps	(102)	99	(3)	—	—
Interest rate swaps	(1)	1	—	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(21)	2	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Foreign currency forwards	$(45)	$20	$(22)
Foreign currency swaps	(187)	88	—

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the years ended December 31, 2023, 2022 and 2021, these derivatives had losses of $4 million, and gains of $30 million and $1 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income (loss). As of December 31, 2023 and 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $26 million and $30 million, respectively. During the years ended December 31, 2023, 2022 and 2021, there were no amounts deemed ineffective.

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

Other swaps – Other swaps include total return swaps, credit default swaps and swaptions. We purchase total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Credit default swaps provide a measure of protection against the default of an issuer or allow us to gain credit exposure to an issuer or traded index. We use credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond.

Embedded derivatives – We have embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on modco or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Equity options	$1,564	$(2,647)	$2,452
Futures	73	(144)	81
Swaps	(108)	56	15
Foreign currency forwards	(495)	505	37
Embedded derivatives on funds withheld	934	(6,534)	572
Amounts recognized in investment related gains (losses)	1,968	(8,764)	3,157
Embedded derivatives in indexed annuity products[1]	(1,443)	2,768	(1,451)
Total gains (losses) on derivatives not designated as hedges	$525	$(5,996)	$1,706

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated balance sheets. As of December 31, 2023 and 2022, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

The following summarizes the income statement activity of the consolidated VIEs:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Trading securities	$116	$34	$—
Mortgage loans	110	88	73
Investment funds	41	9	4
Other	(10)	(20)	—
Net investment income	$257	$111	$77

Trading securities	$10	$(66)	$—
Net recognized investment losses on mortgage loans	(22)	(250)	—
Provision for credit losses	—	—	(58)
Investment funds	1,232	552	31
Other gains (losses)	(29)	83	—
Investment related gains (losses)	$1,191	$319	$(27)

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$5,399	$—	$5,392	$7	$—
US state, municipal and political subdivisions	1,046	—	—	1,046	—
Foreign governments	1,899	—	895	964	40
Corporate	78,246	—	10	75,711	2,525
CLO	20,207	—	—	20,207	—
ABS	13,383	—	—	6,440	6,943
CMBS	6,591	—	—	6,570	21
RMBS	7,567	—	—	7,302	265
Total AFS securities	134,338	—	6,297	118,247	9,794
Trading securities	1,706	—	24	1,654	28
Equity securities	935	—	210	699	26
Mortgage loans	44,115	—	—	—	44,115
Funds withheld at interest – embedded derivative	(3,379)	—	—	—	(3,379)
Derivative assets	5,298	—	108	5,190	—
Short-term investments	341	—	—	236	105
Other investments	943	—	—	313	630
Cash and cash equivalents	13,020	—	13,020	—	—
Restricted cash	1,761	—	1,761	—	—
Investments in related parties
AFS securities
Corporate	1,352	—	—	181	1,171
CLO	4,268	—	—	3,762	506
ABS	8,389	—	—	563	7,826
Total AFS securities	14,009	—	—	4,506	9,503
Trading securities	838	—	—	—	838
Equity securities	318	—	63	—	255
Mortgage loans	1,281	—	—	—	1,281
Investment funds	1,082	—	—	—	1,082
Funds withheld at interest – embedded derivative	(721)	—	—	—	(721)
Other investments	343	—	—	—	343
Reinsurance recoverable	1,367	—	—	—	1,367
Other assets	378	—	—	—	378
Assets of consolidated VIEs
Trading securities	2,136	—	—	284	1,852
Mortgage loans	2,173	—	—	—	2,173
Investment funds	15,927	14,950	—	—	977
Other investments	103	—	—	2	101
Cash and cash equivalents	98	—	98	—	—
Total assets measured at fair value	$238,410	$14,950	$21,581	$131,131	$70,748
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$9,059	$—	$—	$—	$9,059
Universal life benefits	834	—	—	—	834
Future policy benefits
AmerUs Closed Block	1,178	—	—	—	1,178
ILICO Closed Block and life benefits	522	—	—	—	522
Market risk benefits	3,751	—	—	—	3,751
Derivative liabilities	1,995	—	17	1,977	1
Other liabilities	266	—	—	(64)	330
Total liabilities measured at fair value	$17,605	$—	$17	$1,913	$15,675

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,577	$—	$2,570	$7	$—
US state, municipal and political subdivisions	927	—	—	927	—
Foreign governments	907	—	—	906	1
Corporate	60,901	—	—	59,236	1,665
CLO	16,493	—	—	16,493	—
ABS	10,527	—	—	5,660	4,867
CMBS	4,158	—	—	4,158	—
RMBS	5,914	—	—	5,682	232
Total AFS securities	102,404	—	2,570	93,069	6,765
Trading securities	1,595	—	23	1,519	53
Equity securities	1,087	—	150	845	92
Mortgage loans	27,454	—	—	—	27,454
Funds withheld at interest – embedded derivative	(4,847)	—	—	—	(4,847)
Derivative assets	3,309	—	42	3,267	—
Short-term investments	520	—	29	455	36
Other investments	611	—	—	170	441
Cash and cash equivalents	7,779	—	7,779	—	—
Restricted cash	628	—	628	—	—
Investments in related parties
AFS securities
Corporate	982	—	—	170	812
CLO	3,079	—	—	2,776	303
ABS	5,760	—	—	218	5,542
Total AFS securities	9,821	—	—	3,164	6,657
Trading securities	878	—	—	—	878
Equity securities	279	—	—	—	279
Mortgage loans	1,302	—	—	—	1,302
Investment funds	959	—	—	—	959
Funds withheld at interest – embedded derivative	(1,425)	—	—	—	(1,425)
Other investments	303	—	—	—	303
Reinsurance recoverable	1,388	—	—	—	1,388
Other assets	481	—	—	—	481
Assets of consolidated VIEs
Trading securities	1,063	—	5	436	622
Mortgage loans	2,055	—	—	—	2,055
Investment funds	12,480	10,009	—	—	2,471
Other investments	101	—	—	2	99
Cash and cash equivalents	362	—	362	—	—
Total assets measured at fair value	$170,587	$10,009	$11,588	$102,927	$46,063
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$5,841	$—	$—	$—	$5,841
Universal life benefits	829	—	—	—	829
Future policy benefits
AmerUs Closed Block	1,164	—	—	—	1,164
ILICO Closed Block and life benefits	548	—	—	—	548
Market risk benefits	2,970	—	—	—	2,970
Derivative liabilities	1,646	—	38	1,607	1
Other liabilities	65	—	—	(77)	142
Total liabilities measured at fair value	$13,063	$—	$38	$1,530	$11,495

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

Other assets and market risk benefits liability – Other assets at fair value consist of market risk benefit assets. See Note 10 – Long-duration Contracts for additional information on market risk benefits valuation methodology and additional fair value disclosures. The estimates are classified as Level 3.

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

Universal life liabilities and other life benefits – We elected the fair value option for certain blocks of universal and other life business ceded to Global Atlantic. We use a present value of liability cash flows. Unobservable inputs include estimates of mortality, persistency, expenses, premium payments and a risk margin used in the discount rates that reflect the riskiness of the business. These universal life policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Trading securities	$66	$(424)	$(70)
Mortgage loans	183	(3,213)	—
Investment funds	81	114	826
Future policy benefits	(14)	356	80
Other liabilities	(113)	(37)	—
Total gains (losses)	$203	$(3,204)	$836

Gains and losses on trading securities, mortgage loans, investments of consolidated VIEs, and other liabilities are recorded in investment related gains (losses) on the consolidated statements of income (loss). Gains and losses related to investment funds are recorded in net investment income on the consolidated statements of income (loss). We record the change in fair value of future policy benefits to future policy and other policy benefits on the consolidated statements of income (loss).

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

	December 31,
(In millions)	2023	2022
Unpaid principal balance	$50,752	$33,653
Mark to fair value	(3,183)	(2,842)
Fair value	$47,569	$30,811

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

	December 31,
(In millions)	2023	2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$221	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(74)	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$147	$19

Fair value of commercial mortgage loans 90 days or more past due	$64	$2
Fair value of commercial mortgage loans in non-accrual status	147	19

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

	December 31,
(In millions)	2023	2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$528	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(49)	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$479	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$479	$472
Fair value of residential mortgage loans in non-accrual status	355	360

1 As of December 31, 2023 and 2022, includes $124 million and $221 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Mortgage loans	$(53)	$(41)	$—

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

	Year ended December 31, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$1	$—	$(2)	$41	$—	$40	$—	$(2)
Corporate	1,665	(21)	45	1,298	(462)	2,525	—	21
ABS	4,867	(9)	61	3,241	(1,217)	6,943	—	45
CMBS	—	—	1	—	20	21	—	3
RMBS	232	8	4	256	(235)	265	—	2
Trading securities	53	2	—	(16)	(11)	28	—	—
Equity securities	92	(8)	—	(45)	(13)	26	—	—
Mortgage loans	27,454	183	—	16,478	—	44,115	184	—
Funds withheld at interest – embedded derivative	(4,847)	1,468	—	—	—	(3,379)	—	—
Short-term investments	36	—	(3)	69	3	105	—	—
Other investments	441	—	—	189	—	630	(3)	—
Investments in related parties
AFS securities
Corporate	812	3	(32)	173	215	1,171	—	(32)
CLO	303	—	18	185	—	506	—	18
ABS	5,542	19	103	1,878	284	7,826	6	96
Trading securities	878	12	—	(52)	—	838	8	—
Equity securities	279	8	—	(32)	—	255	7	—
Mortgage loans	1,302	9	—	(30)	—	1,281	8	—
Investment funds	959	91	—	32	—	1,082	91	—
Funds withheld at interest – embedded derivative	(1,425)	704	—	—	—	(721)	—	—
Other investments	303	(2)	—	42	—	343	(3)	—
Reinsurance recoverable	1,388	(21)	—	—	—	1,367	—	—
Assets of consolidated VIEs
Trading securities	622	47	—	(148)	1,331	1,852	47	—
Mortgage loans	2,055	(9)	—	127	—	2,173	(9)	—
Investment funds	2,471	(30)	—	73	(1,537)	977	(31)	—
Other investments	99	9	—	(7)	—	101	9	—
Total Level 3 assets	$45,582	$2,463	$195	$23,752	$(1,622)	$70,370	$314	$151

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(1,443)	$—	$(1,775)	$—	$(9,059)	$—	$—
Universal life benefits	(829)	(5)	—	—	—	(834)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	(14)	—	—	—	(1,178)	—	—
ILICO Closed Block and life benefits	(548)	26	—	—	—	(522)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(113)	—	(75)	—	(330)	—	—
Total Level 3 liabilities	$(8,525)	$(1,549)	$—	$(1,850)	$—	$(11,924)	$—	$—

[1] Related to instruments held at end of year.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	January 1, 2022	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$(1)	$—	$—	$—	$1	$—	$—
Corporate	1,339	(16)	(123)	364	101	1,665	—	(119)
CLO	14	(2)	—	(9)	(3)	—	—	—
ABS	3,619	1	(183)	788	642	4,867	—	(216)
CMBS	43	—	(17)	—	(26)	—	—	—
RMBS	—	—	3	295	(66)	232	—	4
Trading securities	69	(9)	—	(10)	3	53	(5)	—
Equity securities	429	26	—	(4)	(359)	92	22	—
Mortgage loans	21,154	(2,761)	—	9,061	—	27,454	(2,747)	—
Investment funds	18	1	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	—	(4,847)	—	—	—	(4,847)	—	—
Short-term investments	29	—	—	7	—	36	—	—
Other investments	—	(91)	—	36	496	441	(91)	—
Investments in related parties
AFS securities
Corporate	670	(3)	(16)	202	(41)	812	—	(16)
CLO	202	—	(29)	130	—	303	—	(29)
ABS	6,445	16	(256)	(715)	52	5,542	(11)	(259)
Trading securities	1,771	3	—	(1,084)	188	878	1	—
Equity securities	284	(2)	—	(15)	12	279	—	—
Mortgage loans	1,369	(225)	—	158	—	1,302	(225)	—
Investment funds	2,855	78	—	57	(2,031)	959	119	—
Funds withheld at interest – embedded derivative	—	(1,425)	—	—	—	(1,425)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Other investments	—	14	—	15	274	303	14	—
Reinsurance recoverable	1,991	(603)	—	—	—	1,388	—	—
Assets of consolidated VIEs
Trading securities	—	49	—	530	43	622	11	—
Mortgage loans	2,152	(227)	—	(31)	161	2,055	(226)	—
Investment funds	1,297	72	—	1,862	(760)	2,471	58	—
Other investments	—	(17)	—	31	85	99	(24)	—
Total Level 3 assets	$45,752	$(9,969)	$(621)	$11,721	$(1,301)	$45,582	$(3,104)	$(635)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,408)	$2,768	$—	$(1,201)	$—	$(5,841)	$—	$—
Universal life benefits	(1,235)	406	—	—	—	(829)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	356	—	—	—	(1,164)	—	—
ILICO Closed Block and life benefits	(742)	194	—	—	—	(548)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Other liabilities	—	(37)	—	(105)	—	(142)	—	—
Total Level 3 liabilities	$(10,908)	$3,689	$—	$(1,306)	$—	$(8,525)	$—	$—

[1] Related to instruments held at end of year.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Year ended December 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$53	$—	$—	$(12)	$41	$—	$—	$—
Corporate	1,704	—	(177)	(229)	1,298	29	(491)	(462)
ABS	4,221	—	(33)	(947)	3,241	828	(2,045)	(1,217)
CMBS	—	—	—	—	—	20	—	20
RMBS	262	—	—	(6)	256	5	(240)	(235)
Trading securities	8	—	—	(24)	(16)	5	(16)	(11)
Equity securities	—	—	(45)	—	(45)	—	(13)	(13)
Mortgage loans	21,018	—	(529)	(4,011)	16,478	—	—	—
Short-term investments	100	—	—	(31)	69	26	(23)	3
Other investments	620	—	—	(431)	189	—	—	—
Investments in related parties
AFS securities
Corporate	184	—	—	(11)	173	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	3,751	—	(162)	(1,711)	1,878	284	—	284
Trading securities	66	—	(38)	(80)	(52)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(30)	(30)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	40	—	(188)	—	(148)	1,362	(31)	1,331
Mortgage loans	203	—	—	(76)	127	—	—	—
Investment funds	113	—	(40)	—	73	475	(2,012)	(1,537)
Other investments	14	—	(21)	—	(7)	—	—	—
Total Level 3 assets	$32,616	$—	$(1,233)	$(7,631)	$23,752	$3,249	$(4,871)	$(1,622)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(2,431)	$—	$656	$(1,775)	$—	$—	$—
Other liabilities	—	—	—	(75)	(75)	—	—	—
Total Level 3 liabilities	$—	$(2,431)	$—	$581	$(1,850)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$685	$—	$(177)	$(144)	$364	$393	$(292)	$101
CLO	3	—	—	(12)	(9)	—	(3)	(3)
ABS	3,306	—	(1,791)	(727)	788	1,089	(447)	642
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	296	—	—	(1)	295	—	(66)	(66)
Trading securities	8	—	(9)	(9)	(10)	56	(53)	3
Equity securities	—	—	(4)	—	(4)	41	(400)	(359)
Mortgage loans	12,367	—	(198)	(3,108)	9,061	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short term investments	59	—	—	(52)	7	—	—	—
Other investments	48	—	(12)	—	36	496	—	496
Investments in related parties
AFS securities
Corporate	483	—	(263)	(18)	202	53	(94)	(41)
CLO	130	—	—	—	130	—	—	—
ABS	2,889	—	(94)	(3,510)	(715)	1,916	(1,864)	52
Trading securities	43	—	(1,081)	(46)	(1,084)	1,448	(1,260)	188
Equity securities	195	—	(119)	(91)	(15)	125	(113)	12
Mortgage loans	182	—	—	(24)	158	—	—	—
Investment funds	91	—	(34)	—	57	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Other investments	31	—	(16)	—	15	274	—	274
Assets of consolidated VIEs
Trading securities	531	—	(1)	—	530	430	(387)	43
Equity securities	—	—	—	—	—	15	(15)	—
Mortgage loans	176	—	—	(207)	(31)	384	(223)	161
Investment funds	2,014	—	(152)	—	1,862	11,550	(12,310)	(760)
Other investments	33	—	(2)	—	31	2,018	(1,933)	85
Total Level 3 assets	$23,623	$—	$(3,953)	$(7,949)	$11,721	$20,288	$(21,589)	$(1,301)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,701)	$—	$500	$(1,201)	$—	$—	$—
Other liabilities	—	—	—	(105)	(105)	—	—	—
Total Level 3 liabilities	$—	$(1,701)	$—	$395	$(1,306)	$—	$—	$—

Significant Unobservable Inputs—Significant unobservable inputs occur when we cannot obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain investment funds, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

AFS, trading and equity securities – We use discounted cash flow models to calculate the fair value for certain fixed maturity and equity securities. The discount rate is a significant unobservable input because the credit spread includes adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. This excludes assets for which fair value is provided by independent broker quotes but includes assets for which fair value is provided by affiliated quotes.

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

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	December 31, 2023
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$14,247	Discounted cash flow	Discount rate	2.3%	18.1%	7.0%	[1]	Decrease

Mortgage loans	47,569	Discounted cash flow	Discount rate	2.5%	20.6%	6.8%	[1]	Decrease

Investment funds	1,574	Discounted cash flow	Discount rate	6.3%	13.5%	11.2%		Decrease
	483	Net tangible asset values	Implied multiple	1.14x	1.14x	1.14x		Increase

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	9,059	Discounted cash flow	Nonperformance risk	0.4%	1.4%	0.9%	[2]	Decrease
			Option budget	0.5%	6.0%	2.3%	[3]	Increase
			Surrender rate	6.0%	13.4%	8.7%	[3]	Decrease

	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$10,671	Discounted cash flow	Discount rate	2.2%	18.8%	6.8%	[1]	Decrease

Mortgage loans	30,811	Discounted cash flow	Discount rate	1.5%	22.1%	6.3%	[1]	Decrease

Investment funds	506	Discounted cash flow	Discount rate	6.4%	6.4%	6.4%		Decrease
	873	Discounted cash flow / Guideline public equity	Discount rate / P/E	16.5% / 9x	16.5% / 9x	16.5% / 9x		Decrease / Increase
	529	Net tangible asset values	Implied multiple	1.26x	1.26x	1.26x		Increase
	563	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A
	959	Embedded value	N/A	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,841	Discounted cash flow	Nonperformance risk	0.1%	1.7%	1.0%	[2]	Decrease
			Option budget	0.5%	5.3%	1.9%	[3]	Increase
			Surrender rate	5.1%	11.5%	8.1%	[3]	Decrease

[1] The discount rate weighted average is calculated based on the relative fair values of the securities or loans.
[2] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[3] The option budget and surrender rate weighted averages are calculated based on projected account values.

Financial Instruments Without Readily Determinable Fair Values—We elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, with an impairment of $42 million as of December 31, 2023. As a result of slower than expected growth of the investee, we recorded an impairment of $42 million in the fourth quarter of 2023. As of December 31, 2022, the carrying amount of the equity securities was $400 million, with no cumulative recorded impairment.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the consolidated balance sheets:

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

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

8. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income (loss):

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Premiums
Direct	$10,525	$11,373	$13,989
Reinsurance assumed	2,313	377	388
Reinsurance ceded	(89)	(112)	(115)
Total premiums	$12,749	$11,638	$14,262

Future policy and other policy benefits
Direct	$12,321	$12,142	$15,482
Reinsurance assumed	2,389	416	503
Reinsurance ceded	(276)	(93)	(251)
Total future policy and other policy benefits	$14,434	$12,465	$15,734

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require us to place assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $21,641 million and $12,643 million as of December 31, 2023 and 2022, respectively. Although we own the assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, we may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Reinsurance transactions

We entered into a coinsurance agreement to assume a block of whole life policies during the fourth quarter of 2023. We did not have any block reinsurance transactions during the years ended December 31, 2022 or 2021. The following summarizes our block reinsurance agreement at inception:

(In millions)	Year ended December 31, 2023
Liabilities assumed	$1,975
Less: Assets received	2,158
Deferred profit liability[1]	$(183)

[1] Included within future policy benefits on the consolidated balance sheets.

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

As of December 31, 2023 and 2022, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2,542 million and $2,745 million, respectively.

Protective Life Insurance Company (Protective) – We reinsured substantially all of the existing life and health business of Athene Annuity & Life Assurance Company (AADE) to Protective under a coinsurance agreement in 2011. As of December 31, 2023 and 2022, Protective maintained a trust for our benefit with assets having a fair value of $1,213 million and $1,203 million, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Reinsurance Recoverables—The following summarizes our reinsurance recoverable:

	December 31,
(In millions)	2023	2022
Global Atlantic	$2,435	$2,452
Protective	1,559	1,581
Brighthouse Financial	50	226
Other[1]	110	99
Reinsurance recoverable	$4,154	$4,358

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of the total recoverable.

9. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

Predecessor
(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2020	$3,236	$857	$813	$4,906
Additions	698	265	—	963
Unlocking	(18)	(16)	24	(10)
Amortization	(483)	(182)	(155)	(820)
Impact of unrealized investment (gains) losses	182	54	87	323
Balance at December 31, 2021	$3,615	$978	$769	$5,362

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See Note 10 – Long-duration Contracts for more information on our products.

Successor
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	320	784	14	9	411	—	1,538
Amortization	(16)	(29)	(3)	—	(12)	(384)	(444)
Balance at December 31, 2022	304	755	11	9	399	2,988	4,466
Additions	701	863	3	3	634	—	2,204
Amortization	(115)	(101)	(4)	(1)	(63)	(404)	(688)
Other	—	—	—	—	—	(3)	(3)
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2024	$325
2025	294
2026	262
2027	229
2028	196

10. Long-duration Contracts

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

	Year ended December 31, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	30,175	12,639	6,893	4,597	54,304
Policy charges	(2)	(651)	—	—	(653)
Surrenders and withdrawals	(9,929)	(11,253)	(110)	(40)	(21,332)
Benefit payments	(984)	(1,609)	(3,273)	(275)	(6,141)
Interest credited	1,858	1,279	883	155	4,175
Foreign exchange	52	1	260	(95)	218
Other[1]	75	81	258	(1,435)	(1,021)
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889

Weighted average crediting rate	4.0%	2.4%	3.4%	2.7%
Net amount at risk	$425	$14,716	$—	$103
Cash surrender value	61,345	85,381	—	6,375

[1] Other includes a $1,371 million reduction of reserves related to the Venerable Insurance and Annuity Company (VIAC) recapture agreement. See Note 16 – Related Parties for further information.

	Year ended December 31, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	13,246	11,544	7,970	2,581	35,341
Policy charges	(3)	(600)	—	—	(603)
Surrenders and withdrawals	(5,419)	(8,057)	(880)	(17)	(14,373)
Benefit payments	(937)	(1,620)	(2,819)	(322)	(5,698)
Interest credited	1,032	1,638	677	95	3,442
Foreign exchange	—	—	(440)	(6)	(446)
Other	—	—	(692)	(22)	(714)
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339

Weighted average crediting rate	3.2%	2.2%	2.5%	3.1%
Net amount at risk	$422	$13,581	$—	$47
Cash surrender value	41,273	84,724	—	2,213

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following is a reconciliation of interest sensitive contract liabilities to the consolidated balance sheets:

	December 31,
(In millions)	2023	2022
Traditional deferred annuities	$64,763	$43,518
Indexed annuities	93,147	92,660
Funding agreements	32,350	27,439
Other investment-type	7,629	4,722
Reconciling items[1]	6,781	5,277
Interest sensitive contract liabilities	$204,670	$173,616

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$30,339	$18,954	$100,609	$149,902
2.0% – < 4.0%	27,792	2,074	1,389	31,255
4.0% – < 6.0%	11,532	17	1	11,550
6.0% and greater	5,182	—	—	5,182
Total	$74,845	$21,045	$101,999	$197,889

	December 31, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$25,031	$26,020	$72,776	$123,827
2.0% – < 4.0%	33,325	1,408	284	35,017
4.0% – < 6.0%	8,277	10	6	8,293
6.0% and greater	1,202	—	—	1,202
Total	$67,835	$27,438	$73,066	$168,339

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Future policy benefits – Future policy benefits consists primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Year ended December 31, 2023
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$—	$—
Issuances	—	3,091	3,091
Interest accrual	—	6	6
Net premium collected	—	(2,027)	(2,027)
Foreign exchange	—	65	65
Ending balance at original discount rate	—	1,135	1,135
Effect of changes in discount rate assumptions	—	45	45
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Ending balance	$—	$1,182	$1,182
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of changes in cash flow assumptions	(297)	—	(297)
Effect of actual experience to expected experience	(67)	—	(67)
Adjusted balance	44,470	—	44,470
Issuances	10,427	3,091	13,518
Interest accrual	1,646	18	1,664
Benefit payments	(3,834)	(18)	(3,852)
Foreign exchange	35	185	220
Other[1]	(1,509)	—	(1,509)
Ending balance at original discount rate	51,235	3,276	54,511
Effect of changes in discount rate assumptions	(6,233)	89	(6,144)
Effect of foreign exchange on the change in discount rate assumptions	(1)	6	5
Ending balance	$45,001	$3,371	$48,372

Net future policy benefits	$45,001	$2,189	$47,190

Weighted-average liability duration (in years)	9.5	33.5
Weighted-average interest accretion rate	3.6%	4.8%
Weighted-average current discount rate	5.1%	4.1%
Expected future gross premiums, undiscounted	$—	$1,497
Expected future gross premiums, discounted[2]	—	1,239
Expected future benefit payments, undiscounted	75,261	11,344

[1] Other represents a $1,509 million reduction of reserves related to the VIAC recapture agreement. See Note 16 – Related Parties for further information.
[2] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected future policy benefits
Beginning balance	$35,278	$—	$35,278
Effect of changes in discount rate assumptions	—	—	—
Beginning balance at original discount rate	35,278	—	35,278
Effect of actual experience to expected experience	(120)	—	(120)
Adjusted balance	35,158	—	35,158
Issuances	11,528	—	11,528
Interest accrual	1,146	—	1,146
Benefit payments	(2,921)	—	(2,921)
Foreign exchange	(77)	—	(77)
Ending balance at original discount rate	44,834	—	44,834
Effect of changes in discount rate assumptions	(8,425)	—	(8,425)
Effect of foreign exchange on the change in discount rate assumptions	13	—	13
Ending balance	$36,422	$—	$36,422

Net future policy benefits	$36,422	$—	$36,422

Weighted-average liability duration (in years)	10.2	0.0
Weighted-average interest accretion rate	3.2%	—%
Weighted-average current discount rate	5.5%	—%
Expected future benefit payments, undiscounted	$64,754	$—

The following is a reconciliation of future policy benefits to the consolidated balance sheets:

	December 31,
(In millions)	2023	2022
Payout annuities with life contingencies	$45,001	$36,422
Whole life	2,189	—
Reconciling items[1]	6,097	5,688
Future policy benefits	$53,287	$42,110

[1] Reconciling items primarily include the deferred profit liability and negative VOBA associated with our liabilities for future policy benefits. Additionally, it includes term life reserves, fully ceded whole life reserves, and reserves for our immaterial lines of business including accident and health and disability, as well as other insurance benefit reserves for our no-lapse guarantees with universal life contracts, all of which are fully ceded.

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the consolidated statements of income (loss):

	Premiums		Interest expense
	Years ended December 31,		Years ended December 31,
(In millions)	2023	2022	2023	2022
Payout annuities with life contingencies	$10,504	$11,606	$1,646	$1,146
Whole life	2,214	—	12	—
Reconciling items[1]	31	32	—	—
Total	$12,749	$11,638	$1,658	$1,146

[1] Reconciling items primarily relate to immaterial lines of business including term life, fully ceded whole life, and accident and health and disability.

Significant assumptions and inputs to the calculation of future policy benefits for payout annuities with life contingencies include policyholder demographic data, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives, and discount rates. For our whole life products, significant assumptions and inputs include policyholder demographic data, assumptions for mortality, morbidity, and lapse and discount rates.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
During the year ended December 31, 2023, the present value of expected future policy benefits increased by $11,950 million, which was driven by $13,518 million of issuances, primarily pension group annuities, $2,236 million change in discount rate assumptions related to a decrease in rates, and $1,664 million of interest accrual, partially offset by $3,852 million of benefit payments, $1,509 million reduction in reserve relating to recapture, and $297 million resulting from favorable unlocking of assumptions, primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

During the year ended December 31, 2022, the present value of expected future policy benefits increased by $1,144 million, which was driven by $11,528 million of issuances, primarily pension group annuities, and $1,146 million of interest accrual, partially offset by a $8,425 million change in discount rate assumptions related to an increase in rates and $2,921 million of benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the consolidated statements of income (loss):

	Years ended December 31,
(In millions)	2023	2022
Reserves	$364	$120
Deferred profit liability	(246)	(126)
Negative VOBA	(65)	21
Total remeasurement gains (losses)	$53	$15

During the years ended December 31, 2023 and 2022, we recorded reserve increases of $136 million and $50 million, respectively, on the consolidated statements of income (loss) as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Year ended December 31, 2023
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	106	106
Interest accrual	10	147	157
Attributed fees collected	2	336	338
Benefit payments	(2)	(32)	(34)
Effect of changes in interest rates	(1)	(90)	(91)
Effect of changes in equity	—	(119)	(119)
Effect of actual policyholder behavior compared to expected behavior	5	67	72
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	194	3,171	3,365
Effect of changes in instrument-specific credit risk	(2)	10	8
Balance at December 31, 2023	$192	$3,181	$3,373

Net amount at risk	$425	$14,716
Weighted-average attained age of contract holders (in years)	75	69

	Year ended December 31, 2022
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	60	60
Interest accrual	4	52	56
Attributed fees collected	3	330	333
Benefit payments	(4)	(49)	(53)
Effect of changes in interest rates	(77)	(2,092)	(2,169)
Effect of changes in equity	—	176	176
Effect of actual policyholder behavior compared to expected behavior	6	42	48
Effect of changes in other future expected assumptions	(2)	(41)	(43)
Balance, end of period, before changes in instrument-specific credit risk	183	2,672	2,855
Effect of changes in instrument-specific credit risk	(13)	(353)	(366)
Balance at December 31, 2022	$170	$2,319	$2,489

Net amount at risk	$422	$13,581
Weighted-average attained age of contract holders (in years)	74	68

The following is a reconciliation of market risk benefits to the consolidated balance sheets. Market risk benefit assets are included in other assets on the consolidated balance sheets.

	December 31, 2023			December 31, 2022
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$192	$192	$—	$170	$170
Indexed annuities	378	3,559	3,181	481	2,800	2,319
Total	$378	$3,751	$3,373	$481	$2,970	$2,489

During the year ended December 31, 2023, net market risk benefit liabilities increased by $884 million, which was primarily driven by $338 million in fees collected from policyholders, a $374 million change in instrument-specific credit risk related to tightening of credit spreads, $157 million of interest accrual, and issuances of $106 million, partially offset by $119 million of changes related to equity market performance and a decrease of $91 million related to changes in the risk-free discount rate across the curve.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, net market risk benefit liabilities decreased by $1,958 million, which was primarily driven by a decrease of $2,169 million related to changes in the risk-free discount rate across the curve and a $366 million change in instrument-specific credit risk related to widening of credit spreads, partially offset by $333 million of fees collected from policyholders and $176 million of changes related to equity market performance.

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

The following summarizes the unobservable inputs for market risk benefits:

	December 31, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,373	Discounted cash flow	Nonperformance risk	0.4%	1.4%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	1.9%	[2]	Decrease
			Surrender rate	3.2%	6.4%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.6%	[3]	Increase

	December 31, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,489	Discounted cash flow	Nonperformance risk	0.2%	1.6%	1.4%	[1]	Decrease
			Option budget	0.5%	5.3%	1.7%	[2]	Decrease
			Surrender rate	3.3%	6.7%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	82.3%	[3]	Increase

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

11. Closed Block

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

Summarized financial information of the AmerUs Closed Block is presented below.

	December 31,
(In millions)	2023	2022
Liabilities
Future policy benefits	$1,178	$1,164
Other policy claims and benefits	12	16
Dividends payable to policyholders	70	73
Other liabilities	7	9
Total liabilities	1,267	1,262
Assets
Trading securities	989	1,016
Mortgage loans	11	14
Policy loans	128	134
Total investments	1,128	1,164
Cash and cash equivalents	88	42
Accrued investment income	14	14
Reinsurance recoverable	12	13
Other assets	1	2
Total assets	1,243	1,235
Maximum future earnings to be recognized from AmerUs Closed Block	$24	$27

The following represents the contribution from and to AmerUs Closed Block.

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Revenues
Premiums	$29	$29	$42
Net investment income	68	67	68
Investment related gains (losses)	40	(310)	(61)
Total revenues	137	(214)	49
Benefits and Expenses
Future policy and other policy benefits	111	(242)	24
Dividends to policyholders	21	22	27
Total benefits and expenses	132	(220)	51
Contribution from (to) AmerUs Closed Block before income taxes	5	6	(2)
Income tax expense	2	1	2
Contribution from (to) AmerUs Closed Block, net of income taxes	$3	$5	$(4)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
12. Debt

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

1.Consolidated debt-to-capitalization ratio of not greater than 35%;
2.Minimum consolidated net worth of no less than $14.8 billion; and
3.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the Credit Facility. As of December 31, 2023 and 2022, we had no amounts outstanding under the current or previous credit facilities and were in compliance with all financial covenants under the facilities.

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

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the Liquidity Facility. As of December 31, 2023 and 2022, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

Senior Notes—The following is a summary of our senior notes:

				Outstanding Balance
				December 31,
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	2023	2022
4.125% 2028 Notes	January 12, 2018	January 12, 2028	$1,000	$1,066	$1,081
6.150% 2030 Notes	April 3, 2020	April 3, 2030	500	593	606
3.500% 2031 Notes	October 8, 2020	January 15, 2031	500	523	526
6.650% 2033 Notes	November 21, 2022	February 1, 2033	400	395	395
5.875% 2034 Notes	December 12, 2023	January 15, 2034	600	583	—
3.950% 2051 Notes	May 25, 2021	May 25, 2051	500	545	546
3.450% 2052 Notes	December 13, 2021	May 15, 2052	500	504	504

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

Interest expense on long-term debt was $123 million, $98 million and $105 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Unsecured Revolving Promissory Note Payable with AGM—We have an unsecured revolving promissory note payable with AGM. See Note 16 – Related Parties for further information.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

13. Equity

Preferred Stock—We have the following series of preferred stock issuances:

	Issue date	Authorized, issued and outstanding	Liquidation preference per share
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A (Series A)	June 10, 2019	34,500	$25,000
5.625% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series B (Series B)	September 19, 2019	13,800	$25,000
6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (Series C)	June 11, 2020	24,000	$25,000
4.875% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series D (Series D)	December 18, 2020	23,000	$25,000
7.75% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series E (Series E)	December 12, 2022	20,000	$25,000

The following summarizes dividends declared per preferred stock share by series:

	Successor		Predecessor
(Per share)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Series A	$1,590.20	$1,587.50	$1,587.50
Series B	1,406.25	1,406.25	1,406.25
Series C	1,593.75	1,593.75	1,593.75
Series D	1,218.75	1,218.75	1,259.38
Series E	2,034.38	—	—

The following summarizes dividends declared in the aggregate on the preferred stock by series:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Series A	$55	$55	$55
Series B	19	19	19
Series C	38	38	38
Series D	28	29	29
Series E	41	—	—
Total dividends declared	$181	$141	$141

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—All of our common stock is owned by AGM effective January 1, 2022 with the closing of the merger. Prior to the closing of our merger with AGM, our bye-laws placed certain restrictions on Class A shares such that a holder of Class A shares, except for those permitted by our board of directors, which include members of the Apollo Group, as defined in our bye-laws, could not control greater than 9.9% of the total outstanding vote and if a holder of Class A shares were to control greater than 9.9%, then such holder’s voting power is automatically reduced to 9.9% and the other holders of Class A shares would vote the remainder on a prorated basis.

Dividends

Our board of directors declared common stock cash dividends of $750 million on December 31, 2021, payable to holders of the Company’s Class A shares with a record date and payment date following the completion of our merger with AGM. The dividend was paid on January 4, 2022. During the year ended December 31, 2022, our board of directors declared and we paid additional common stock dividends of $563 million. During the year ended December 31, 2023, our board of directors declared and we paid common stock dividends of $937 million.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The table below shows the changes in our common stock issued and outstanding:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Beginning balance	203.8	192.2	191.5
Issued shares	—	13.1	0.9
Canceled or forfeited shares	—	(1.5)	(0.2)
Ending balance	203.8	203.8	192.2

Distributions to Parent—In the first quarter of 2022, we distributed our investment in AOG units to AGM. The AOG units represented our historical strategic investment in Apollo. The AOG distribution resulted in a reduction of additional paid-in capital of $1,916 million and an increase in accumulated deficit of $26 million. In connection with the AOG distribution to AGM, we also issued a stock dividend of 11.6 million shares to the Apollo Group stockholders other than AGM. Additionally, we recorded a reestablishment of the liabilities that were considered effectively settled upon merger of $810 million, as these liabilities were settled during the first quarter of 2022 in the normal course of business as intercompany payables to AGM.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

Predecessor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$5,352	$(53)	$(1,310)	$(26)	$8	$3,971
Other comprehensive income (loss) before reclassifications	(2,309)	42	432	246	(10)	(1,599)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	614	(10)	(156)	14	—	462
Less: Income tax expense (benefit)	(558)	10	123	54	—	(371)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(154)	—	—	6	(1)	(149)
Balance at December 31, 2021	$3,141	$(11)	$(845)	$146	$(1)	$2,430

Successor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(17,929)	(463)	69	8,425	366	(27)	(9,559)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(218)	(18)	67	—	—	—	(169)
Less: Income tax expense (benefit)	(3,154)	(86)	12	1,223	77	(5)	(1,933)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1,992)	(25)	(57)	1,946	4	(12)	(136)
Balance at December 31, 2022	(12,565)	(334)	47	5,256	285	(10)	(7,321)
Other comprehensive income (loss) before reclassifications	5,067	51	(117)	(2,236)	(374)	40	2,431
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(163)	(3)	82	—	—	—	(84)
Less: Income tax expense (benefit)	588	6	(51)	38	(78)	8	511
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of subsidiary issuance of equity interests and tax	749	3	(19)	(476)	(14)	9	252
Balance at December 31, 2023	$(8,672)	$(289)	$(82)	$3,458	$3	$13	$(5,569)

[1] Recognized in investment related gains (losses) on the consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
14. Income Taxes

Income tax expense (benefit) consists of the following:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Current[1]	$720	$373	$410
Deferred	(1,881)	(1,019)	(24)
Income tax expense (benefit)	$(1,161)	$(646)	$386

[1] Includes $49 million of proportional amortization, $(164) million of tax credits and $103 million of transaction costs relating to low-income housing and transferable energy tax credits for the year ended December 31, 2023.

Income tax expense (benefit) was calculated based on the following income (loss) before income taxes by jurisdiction:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Bermuda	$2,652	$(3,400)	$2,780
US	2,179	(2,084)	1,559
United Kingdom	(240)	(178)	(153)
Income (loss) before income taxes	$4,591	$(5,662)	$4,186

We, along with certain of our non-US subsidiaries, have historically not been subject to US corporate income taxes on earnings. As a result of the merger, our non-US earnings are now generally subject to US corporate income taxes.

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

	Successor		Predecessor
(In millions, except for percentages)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Expected tax provision computed on pre-tax income (loss)	$964	$(1,189)	$299
(Decrease) increase in income taxes resulting from:
Deferred tax valuation allowance	(80)	39	(2)
Non-deductible expenses	11	1	19
Prior year true-up	(38)	48	4
Corporate owned life insurance	—	—	52
Stock compensation expense	(1)	9	2
Noncontrolling interests	(245)	446	—
Other	73	—	12
Bermuda tax	(1,764)	—	—
Interest expense attribute	(68)	—	—
Tax credits	(13)	—	—
Income tax expense (benefit)	$(1,161)	$(646)	$386
Effective tax rate	(25)%	11%	9%

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 (Bermuda CIT). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. We recorded material deferred tax assets as a result of the passage of the Bermuda CIT and recognized a material impact (decrease) to our consolidated effective tax rate upon recording the deferred tax assets.

Total income taxes were as follows:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Income tax expense (benefit)	$(1,161)	$(646)	$386
Income tax expense (benefit) from OCI	511	(1,933)	(371)
Total income tax expense (benefit)	$(650)	$(2,579)	$15

Current income tax recoverable and deferred tax assets are included in other assets on the consolidated balance sheets, and current income tax payable and deferred tax liabilities are included in other liabilities on the consolidated balance sheets. Current and deferred income tax assets and liabilities were as follows:

	December 31,
(In millions)	2023	2022
Current income tax recoverable	$—	$272
Current income tax payable	67	—
Net current income tax recoverable (payable)	$(67)	$272

Deferred tax assets	$5,754	$4,434
Deferred tax liabilities	11	34
Net deferred tax assets	$5,743	$4,400

Deferred income tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2023	2022
Deferred tax assets
Insurance liabilities	$1,742	$1,015
Net operating and capital loss carryforwards	284	185
Investments, including derivatives and unrealized losses on AFS	1,899	3,365
Employee benefits	8	8
Investment in foreign subsidiaries	1,176	1,053
Bermuda tax	1,764	—
Other	284	—
Total deferred tax assets	7,157	5,626
Valuation allowance	(25)	(105)
Deferred tax assets, net of valuation allowance	7,132	5,521
Deferred tax liabilities
Intangible assets	386	379
DAC, DSI and VOBA	954	713
Other	49	29
Total deferred tax liabilities	1,389	1,121
Net deferred tax assets	$5,743	$4,400

As of December 31, 2023, we have US federal net operating losses of $1,148 million, which will begin to expire by 2026; US state net operating losses of $282 million, which will begin to expire by 2031; UK net operating losses of $99 million, which do not expire; and an estimated Bermuda tax loss carryforward, as of January 1, 2025 (the effective date), of $7,277 million, which does not expire.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The valuation allowance consists of the following:

	December 31,
(In millions)	2023	2022
US federal and state net operating losses and other deferred tax assets	$—	$16
UK net operating losses and other deferred tax assets	25	89
Total valuation allowance	$25	$105

The primary jurisdictions in which we operate and incur income taxes are the US, UK and, beginning January 1, 2025, Bermuda. We have accumulated undistributed earnings generated by certain foreign subsidiaries, which we intend to indefinitely reinvest. As such, we have not recorded deferred taxes related to the accumulated undistributed earnings. We determined that estimating the unrecognized tax liability is not practicable.

The UK enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (Pillar Two) that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On November 29, 2023, a bill was introduced to UK Parliament which proposes certain amendments to the previously enacted Pillar Two legislation and which would include new Pillar Two provisions for accounting periods beginning on or after December 31, 2024. We are continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate.

AHL changed its domicile from Bermuda to the United States, causing AHL to become a US-domiciled corporation and a US taxpayer effective December 31, 2023 (Redomicile) and will be subject to US corporate income tax for 2024 and future years. AHL’s Bermuda subsidiaries (and AHL for pre-Redomicile periods) file protective US income tax returns. AHL’s US subsidiaries file, and AHL for post-Redomicile periods will file, income tax returns with the US federal government and various US state governments.

On August 16, 2022, the US government enacted the Inflation Reduction Act of 2022 (IRA). The IRA contains a number of tax-related provisions including a 15% minimum corporate income tax on certain large corporations (CAMT) as well as an excise tax on stock repurchases. Based on interpretations and assumptions we have made regarding the CAMT provisions of the IRA, which may change once further regulatory guidance is issued, CAMT as well as the excise tax on stock repurchases had no impact on our consolidated financial statements.

AHL and its subsidiaries are not subject to US federal and state examinations by tax authorities for years prior to 2020. AHL and its subsidiaries are not currently under audit by the IRS or any state taxing authority.

15. Statutory Requirements

Our insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate including Bermuda and the US. Certain regulations include restrictions that limit the dividends or other distributions, such as loans or cash advances, available to stockholders without prior approval of the insurance regulatory authorities. The differences between financial statements prepared for insurance regulatory authorities and US GAAP financial statements vary by jurisdiction.

Bermuda statutory requirements—ALRe, AARe, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA 1A) and Athene Co-Invest Reinsurance Affiliate 2A Ltd. (ACRA 2A) are each licensed by the Bermuda Monetary Authority (BMA) as long-term insurers and are subject to the Insurance Act 1978, as amended (Bermuda Insurance Act) and regulations promulgated thereunder. The BMA implemented the Economic Balance Sheet (EBS) framework into the Bermuda Solvency Capital Requirement (BSCR), which was granted equivalence to the European Union’s Directive (2009/138/EC) (Solvency II).

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (MMS) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (ECR). For our Class C reinsurers, ACRA 1A and ACRA 2A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For our Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. As of December 31, 2023, our Bermuda subsidiaries were in excess of the minimum levels required. For our Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the EBS capital and surplus and BSCR ratios:

	December 31,
	2023[1]		2022
(In millions, except percentages)	EBS capital & surplus	BSCR ratio	EBS capital & surplus	BSCR ratio
ALRe	$18,245	233%	$16,759	256%
AARe	26,647	291%	21,876	278%
ACRA 1A	5,296	219%	5,993	262%
ACRA 2A	3,717	353%	198	N/A

[1] Amounts reported reflect our best estimates as of the date these financial statements were issued and exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the enactment of the Bermuda CIT.

Under the Bermuda statutory framework, statutory financial statements are generally equivalent to GAAP financial statements, with the exception of prudential filters and permitted practices granted by the BMA. Our Bermuda subsidiaries have permission in the statutory financial statements to use amortized cost instead of fair value as the basis for certain investments. Additionally, our Bermuda subsidiaries use US statutory reserving principles for the calculation of insurance reserves instead of GAAP, subject to the reserves being proved adequate based on cash flow testing. The following represents the effect of the permitted practices to the statutory financial statements:

	December 31, 2023
(In millions)	ALRe	AARe	ACRA 1A	ACRA 2A
Increase (decrease) to capital and surplus due to permitted practices	$3,031	$8,619	$4,105	$(938)
Increase (decrease) to statutory net income due to permitted practices	(1,593)	(8,278)	(1,471)	(930)

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

	December 31,
(In millions)	2023	2022
ALRe	$7,023	$5,550
AARe	8,012	7,050
ACRA 1A	1,614	1,912
ACRA 2A	30	—

US statutory requirements—Our regulated US subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AADE	Delaware Department of Insurance
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

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

The maximum dividend these subsidiaries can pay to stockholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of prior year’s policyholders’ surplus. Based on these restrictions, the maximum dividend AADE could pay to its parent absent regulatory approval was $0 million as of each of December 31, 2023 and 2022. Any dividends from AHL’s other US statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to its parent without regulatory approval from the Delaware Department of Insurance.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
As of December 31, 2023, our US subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

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

AAIA – Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, primarily the S&P 500. We purchase call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus decreased by $28 million and increased by $62 million as of December 31, 2023 and 2022, respectively.

Athene Re USA IV – AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2023 and 2022, Athene Re USA IV included as admitted assets $96 million and $112 million, respectively, related to the outstanding letters of credit.

Statutory capital and surplus and net income (loss)—The following table presents, for each of our primary insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recent statutory financial statements to be filed with insurance regulators:

	Statutory capital & surplus		Statutory net income (loss)
	Successor		Successor		Predecessor
(In millions)	December 31, 2023	December 31, 2022	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
ALRe	$14,474	$13,084	$832	$937	$3,278
AARe	17,773	17,126	408	1,329	(3,703)
ACRA 1A	5,092	5,637	297	(87)	293
ACRA 2A	1,952	198	(759)	(2)	—
AADE	3,144	2,298	—	(20)	(70)
AAIA	2,876	2,067	(209)	(238)	(182)
AANY	290	284	(3)	(23)	(8)

16. Related Parties

Apollo

Fee structure – Substantially all of our investments are managed by Apollo. Apollo provides us with a full suite of services that includes: direct investment management; asset sourcing and allocation; mergers and acquisition sourcing, execution and asset diligence; and strategic support and advice. Apollo also provides certain operational support services for our investment portfolio including investment compliance, tax, legal and risk management support.

Apollo has extensive experience managing our investment portfolio and its knowledge of our liability profile enables it to tailor an asset management strategy to fit our specific needs. This strategy has proven responsive to changing market conditions and focuses on earning incremental yield by taking measured liquidity risk and complexity risk, rather than assuming incremental credit risk. Our partnership has enabled us to take advantage of investment opportunities that would likely not otherwise have been available to us.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Under our fee agreement with Apollo, we pay Apollo a base management fee of (1) 0.225% per year on a monthly basis equal to the lesser of (A) $103.4 billion, which represents the aggregate fair market value of substantially all of the assets in substantially all of the accounts of or relating to us (collectively, the Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value of such assets, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. Effective December 31, 2023, in addition to the base and sub-allocation fees specified above, we pay Apollo a target annual performance fee of $37.5 million, with the amount of the annual performance fee ranging from between 0% and 200% of such target amount, based on our performance against our spread related earnings for the year relative to our targets, beginning with the performance period for the second half of 2023.

During the years ended December 31, 2023, 2022 and 2021, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $987 million, $775 million and $592 million, respectively. Management fees are included within net investment income on the consolidated statements of income (loss). As of December 31, 2023 and 2022, management fees payable were $101 million and $80 million, respectively, and are included in other liabilities on the consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

AGM owns all of our common stock and, prior to our merger with AGM on January 1, 2022, a significant voting interest in the Company was held by members of the Apollo Group. Also, James Belardi, our Chief Executive Officer, serves as a member of the board of directors and an executive officer of AGM, and Chief Executive Officer of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, five of the twelve members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bylaws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Other related party transactions

Apollo Aligned Alternatives Aggregator, L.P. (AAA) –We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the year ended December 31, 2022, we contributed $8,007 million of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2023, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the consolidated balance sheets, and non-redeemable preferred equity securities. The following table summarizes our investments in Athora:

	December 31,
(In millions)	2023	2022
Investment fund	$1,082	$959
Non-redeemable preferred equity securities	249	273
Total investment in Athora	$1,331	$1,232

Additionally, as of December 31, 2023 and 2022, we had $61 million and $59 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $535 million as of December 31, 2023.

Atlas Securitized Products Holdings LP (Atlas) – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of December 31, 2023 and 2022, we held $1,008 million and $0 million, respectively, of related party AFS securities issued by Atlas. Additionally, we held $921 million and $0 million of reverse repurchase agreements issued by Atlas as of December 31, 2023 and 2022, respectively, which are held as related party short-term investments on the consolidated balance sheets. See Note 17 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose) which we consolidate as a VIE. Apollo Rose has equity interests in Catalina Holdings (Bermuda) Ltd. (Catalina) and is reflected as a related party investment fund in assets of consolidated VIEs on the consolidated balance sheets. During the fourth quarter of 2022, we entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $330 million and $142 million as of December 31, 2023 and 2022, respectively, which is included in other liabilities on the consolidated balance sheets.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We previously directly held MidCap Financial profit participating notes until contribution to AAA during the second quarter of 2022. We also hold structured securities issued by MidCap Financial affiliates. As of December 31, 2023 and 2022, we held securities issued by MidCap Financial and its affiliates of $1,844 million and $1,262 million, respectively, which are included in related party AFS or trading securities on the consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
PK AirFinance – We have investments in PK AirFinance, an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have purchased both senior and subordinated notes of PK AirFinance. During the first quarter of 2022, we contributed our investment in the subordinated notes to PK Air Holdings, LP (PK Air Holdings) and then contributed PK Air Holdings to AAA during the second quarter of 2022. We had investments in PK AirFinance notes of $1,617 million and $1,183 million as of December 31, 2023 and 2022, respectively, which are included in related party AFS on the consolidated balances sheets. We also have commitments to make additional investments in PK AirFinance of $1,422 million as of December 31, 2023.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. As of December 31, 2023 and 2022, we had $1,725 million and $1,046 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the consolidated balance sheets.

Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have a minority equity investment in VA Capital, which was $181 million and $240 million as of December 31, 2023 and 2022, respectively, and is included in related party investment funds on the consolidated balance sheets and accounted for as an equity method investment.

We also have coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to our investment in VA Capital. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to those coinsurance and modco agreements. We recognized a gain of $555 million, which is included in other revenues on the consolidated statements of income (loss), in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the recapture, we were required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

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

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the consolidated balance sheets. The loans are held at fair value and were $343 million and $303 million as of December 31, 2023 and 2022, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels – We contributed our limited partnership investment in Athene Freedom Parent, LP (Athene Freedom), for which an Apollo affiliate is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in Wheels, Inc. (Wheels). We own securities issued by Wheels of $981 million and $1,024 million as of December 31, 2023 and 2022, respectively, which are included in related party AFS securities on the consolidated balance sheets. During the second quarter 2022, we received redemptions on Wheels securities of $1,479 million. We also have commitments to make additional investments in Wheels of $83 million as of December 31, 2023.

ACRA and Apollo/Athene Dedicated Investment Programs I and II (collectively, ADIP) – ACRA 1 is partially owned by Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63.45% of the economic interests. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to Apollo/Athene Dedicated Investment Program II (ADIP II), a fund managed by Apollo, for $640 million. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. ALRe holds all of ACRA 2’s voting interests.

We received capital contributions and paid distributions relating to ACRA of the following:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Contributions from ADIP	$996	$1,047	$758
Distributions to ADIP	(539)	(63)	—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Additionally, as of December 31, 2023 and 2022, we had $213 million and $202 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $109 million and $78 million as of December 31, 2023 and 2022, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of December 31, 2023 and 2022 , respectively.

17. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $21.2 billion as of December 31, 2023. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2023 and 2022, we had $6.5 billion and $3.7 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of December 31, 2023 and 2022, we had $19.9 billion and $21.0 billion, respectively, of FABN funding agreements outstanding. We had $14.8 billion of board-authorized FABN capacity remaining as of December 31, 2023.

We also established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special purpose entity to purchase funding agreements from us. As of December 31, 2023 and 2022, we had $6.0 billion and $3.0 billion, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the consolidated balance sheets are as follows:

	December 31,
(In millions)	2023	2022
AFS securities	$32,458	$15,366
Trading securities	139	55
Equity securities	80	38
Mortgage loans	14,257	8,849
Investment funds	409	103
Derivative assets	73	65
Short-term investments	153	120
Other investments	313	170
Restricted cash	1,761	628
Total restricted assets	$49,643	$25,394

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,321 million as of December 31, 2023. These letters of credit were issued for our reinsurance program and have expirations through June 19, 2026.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Assurance Letter—In connection with our, Apollo and Credit Suisse AG’s (CS) previously announced transaction, Atlas acquired certain assets of the CS Securitized Products Group and agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, Apollo Asset Management, Inc. (AAM) and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM have each issued an assurance letter to CS to guarantee the full amount of $3.3 billion. The fair values of the liabilities related to our guarantees are not material to the consolidated financial statements.

18. Product and Geographic Information

We operate our core business strategies out of one reportable segment. We market annuity products, primarily fixed rate and fixed indexed annuities. Deposits, which are generally not included in revenues on the consolidated statements of income (loss), and premiums collected are as follows:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Indexed annuities	$12,012	$11,212	$8,408
Fixed rate annuities	34,594	15,322	2,662
Payout annuities without life contingencies	188	490	542
Funding agreements	6,893	7,770	11,852
Other deposits	2	2	2
Total deposits	53,689	34,796	23,466
Payout annuities with life contingencies	10,504	11,606	14,217
Whole life and other premiums	2,245	32	45
Total premiums	12,749	11,638	14,262
Total premiums and deposits, net of ceded	$66,438	$46,434	$37,728

Deposits and premiums by the geographical location are primarily attributed to individual countries based on the jurisdiction of the subsidiary that directly issued or assumed the business and are as follows:

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
United States	$45,207	$34,646	$25,380
Bermuda	21,231	11,788	12,348
Total premiums and deposits, net of ceded	$66,438	$46,434	$37,728

19. Quarterly Results of Operations (Unaudited)

We adopted LDTI as of January 1, 2023 and applied a retrospective transition approach using a transition date of January 1, 2022, the date of our merger with AGM. These retrospective updates had a material impact to our 2022 quarterly financial statements. The unaudited quarterly results of operations after LDTI adoption for the year ended December 31, 2022 are summarized in the table below:

	Three months ended
(In millions)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total revenues	$(281)	$1,807	$2,310	$3,787
Total benefits and expenses	1,899	4,979	3,483	2,924
Net income (loss)	(1,896)	(2,794)	(1,052)	726
Less: Net income (loss) attributable to noncontrolling interests	(881)	(1,089)	(465)	329
Net income (loss) attributable to Athene Holding Ltd. stockholders	(1,015)	(1,705)	(587)	397
Less: Preferred stock dividends	35	35	35	36
Net income (loss) available to Athene Holding Ltd. common stockholder	(1,050)	(1,740)	(622)	361

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above as of December 31, 2023.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2023, no director or officer of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Below is a list of the names and ages of our directors and executive officers as of February 27, 2024, and a description of the business experience of each of them.

Name	Age	Position
James R. Belardi	66	Chairman of the Board, Chief Executive Officer, and Chief Investment Officer
Grant Kvalheim	67	President—Athene, Chief Executive Officer and President—Athene USA
Martin P. Klein	64	Executive Vice President and Chief Financial Officer
Michael S. Downing	54	Executive Vice President and Chief Operating Officer
Douglas Niemann	54	Executive Vice President and Chief Risk Officer
Marc Beilinson	65	Director*
Robert L. Borden	60	Director*
Mitra Hormozi	54	Director*
Bogdan Ignaschenko	35	Director
Brian Leach	64	Director*
Dr. Manfred Puffer	60	Director
Marc Rowan	61	Director
Lawrence J. Ruisi	75	Director*
Vishal Sheth	42	Director
Lynn Swann	71	Director*
Hope Schefler Taitz	59	Director*

* Independent director for purposes of the NYSE corporate governance listing requirements.

Executive Officers
James R. Belardi is our co-founder, and has served as our Chairman, Chief Executive Officer, and Chief Investment Officer since May 2009. In addition, Mr. Belardi is a member of the board of directors, a member of the executive committee, and an executive officer of AGM and is the founder, Chairman and Chief Executive Officer of ISG, our investment manager. He is a member of our executive committee and ISG’s executive committee. Mr. Belardi is responsible for our overall strategic direction and the day-to-day management of our investment portfolio. Prior to founding our Company and ISG, Mr. Belardi was President of SunAmerica Life Insurance Company and was also Executive Vice President and Chief Investment Officer of AIG Retirement Services, Inc., where he had responsibility for an invested-asset portfolio of $250 billion. Mr. Belardi has a Bachelor of Arts degree in economics from Stanford University and a Master of Business Administration from the University of California, Los Angeles. He currently serves on the board of directors of ISG, Paulist Productions, where he chairs the investment committee, and Southern California Aquatics. Mr. Belardi swam in the 1976 and 1980 Olympic Swimming Trials and is a nine-time Masters Swimming World Record Holder. Mr. Belardi was selected to serve on our board of directors as a result of his demonstrated track record in and deep knowledge of the financial services business, including having founded both our Company and ISG, and his extensive experience in the insurance industry.

Grant Kvalheim has served as our President since April 2022. Mr. Kvalheim also serves as the Chief Executive Officer and President of Athene USA Corporation. Prior to assuming his current roles, he served as our President from January 2011 until September 2015, as our Chief Financial Officer from January 2011 until April 2013, and a director from January 2012 until February 2014. In addition, Mr. Kvalheim is a Partner at Apollo and serves as an observer on the executive committee of AGM. Mr. Kvalheim is responsible for leading our operating companies with a focus on growth initiatives. Prior to joining our Company, Mr. Kvalheim was a senior executive of Barclays Capital (Barclays) from early 2001 to the end of 2007, becoming Co-President in September 2005. During his time at Barclays, he converted a European investment grade credit business into a leading global credit franchise business across both securitized and non-securitized credit products, and significantly expanded Barclays’ investment banking platform. Prior to joining Barclays, Mr. Kvalheim held senior executive positions in the investment banks of Deutsche Bank and Merrill Lynch. Mr. Kvalheim has a Bachelor of Arts degree in economics from Claremont McKenna College and a Master of Business Administration in finance from the University of Chicago. He currently serves on the board of directors of the Great Outdoors Foundation, Solhealth Corp, and Mottahedeh & Co., Inc. He served on the board of directors of the Permal Silk Road Fund from June 2008 to November 2012, LL Global (LIMRA/LOMA) from 2019 to 2021, the Greater Des Moines Partnership in 2021, and the United Way of Central Iowa from 2017 to 2023.
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
Michael S. Downing has served as our Executive Vice President and Chief Operating Officer since January 2022. He is responsible for the day-to-day operations of the Company, including information technology, operations, product management, marketing, and Athene’s Bermuda operations. Prior to assuming his current role, Mr. Downing served as our Executive Vice President and Chief Actuary from 2015 to October 2022, and was responsible for global actuarial valuation, modeling, pricing, product development, and product go-to-market. Prior to joining the Company, Mr. Downing spent seven years at The Allstate Corporation, with increasing responsibility over time. His final role included responsibility for product, actuarial, asset liability management, marketing, and finance. Prior to Allstate, Mr. Downing was a Senior Partner at Aon Hewitt, leading the International Consulting practice following assignments in the UK and Switzerland. Mr. Downing holds a Bachelor of Arts degree in mathematics from Gustavus Adolphus College in St. Peter, Minnesota. He is a Fellow of the Society of Actuaries (FSA). Mr. Downing serves on the board of directors of the Greater Des Moines Partnership.
Douglas Niemann has served as our Executive Vice President and Chief Risk Officer since May 2020. Mr. Niemann is responsible for overseeing our enterprise risk management functions, as well as providing key support in connection with strategic operating decisions across our Company. Mr. Niemann brings over 25 years of experience and expertise in risk management related to insurance. Prior to joining our Company, Mr. Niemann was the Senior Managing Director of Investment Management and Chief Investment Risk Officer for Guardian Life Insurance Company. Before joining Guardian Life Insurance Company, he was the Managing Director and Chief Investment Strategist of Global Insurance Solutions at JP Morgan Asset Management and served as the Managing Director and Head of Asset Liability Management at AIG Asset Management. He also held the positions of Head of Investment and Financial Risk and Head of Group Risk Modeling at Zurich Financial Services. Mr. Niemann has a Master of Business Administration in risk management and insurance as well as finance, investments and banking from the University of Wisconsin Madison School of Business and a Bachelor of Arts degree in economics from Northwestern University in Evanston, Illinois.
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

Marc Beilinson has served as a director of our Company since 2013, and is the lead independent director and a member of our conflicts committee and legal and regulatory committee. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Most recently, Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson currently serves on the boards of directors of AGM, Exela Technologies and Playtika as well as several privately held companies. Mr. Beilinson has previously served on the boards of directors and audit committees of several public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, and Gastar Inc. Mr. Beilinson has a Bachelor of Arts in political science from the University of California, Los Angeles and a Juris Doctor from the University of California, Davis School of Law. Mr. Beilinson was selected to serve on our board of directors as a result of having over thirty years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002.
Robert L. Borden has served as a director of our Company and our Company’s subsidiary, ALRe, since 2010, and is a member of our risk, audit and conflicts committees. Mr. Borden has served as the Chief Executive Officer and Chief Investment Officer of the Texas Permanent School Fund Corporation since December 2023. Mr. Borden is a Founding Partner and served as both Chief Executive Officer and Chief Investment Officer of Delegate Advisors, LLC from January 2012 through December 2018. From April 2006 to January 2012, Mr. Borden served as the Chief Executive Officer and Chief Investment Officer of the South Carolina Retirement System Investment Commission (SCRSIC), which is responsible for investing and managing all assets of the South Carolina Retirement Systems. Prior to his role at SCRSIC, Mr. Borden served as the Executive Director and Chief Investment Officer of the Louisiana State Employees Retirement System, where he was responsible for investment management, benefits administration, finance and operations. Mr. Borden has also served as Vice Chairman and Chairman of the Fund Evaluation Committee for the Louisiana Deferred Compensation Commission and as a member of the South Carolina Deferred Compensation Committee. Prior to that, Mr. Borden served as Treasurer and Senior Manager for Financial Services at the Texas Workers’ Compensation Insurance Fund after serving as VP of Treasury and Interest Rate Risk Manager at Franklin Federal Bancorp. Mr. Borden serves on the board of directors of Apollo Senior Floating Rate Fund, Inc. and Apollo Tactical Income Fund Inc. He also serves on the University of Texas School of Business Advisory Board. Mr. Borden has a Bachelor of Business Administration with a major in finance from the University of Texas at Austin and received a Master of Science degree in finance from Louisiana State University. Mr. Borden holds both the Chartered Financial Analyst and Chartered Alternative Investment Analyst professional designations. Mr. Borden was selected to serve on our board of directors as a result of his extensive experience in leadership positions, and in particular, his experiences as Chief Executive Officer and Chief Investment Officer at several financial institutions.
Mitra Hormozi has served as a director of our Company since December 2018, and is the chair of our legal and regulatory committee. Ms. Hormozi has also served on the board of directors for our subsidiary, ALRe, since 2023 and is also a director of several of our US insurance subsidiaries. Ms. Hormozi was Executive Vice President and General Counsel of Revlon, Inc. from April 2015 to July 2019, where she was responsible for overseeing Revlon’s legal affairs worldwide. Ms. Hormozi has extensive experience in both the public and private sectors of the legal field. Prior to joining Revlon in April 2015, she was a litigation partner at two major law firms from 2011 to 2015 and served as Deputy Chief of Staff to then New York State Attorney General, Andrew Cuomo. She also served as an Assistant United States Attorney prosecuting high-profile complex racketeering cases in the Eastern District of New York. Ms. Hormozi currently serves on the board of directors of AGM. She has also previously served on the board of directors of Revlon. Ms. Hormozi received a Bachelor of Arts in history from the University of Michigan and a Juris Doctor from the New York University School of Law. Ms. Hormozi was selected to serve on our board of directors as a result of her extensive legal counsel experience.
Bogdan Ignaschenko has served as a director of our Company since February 2024 and our subsidiary, Athene Life Re Ltd., since January 2023. Mr. Ignaschenko is Partner at Apollo. Prior to joining Apollo in 2011, Mr. Ignaschenko was with Credit Suisse in the Investment Banking Division from 2009 to 2011. Mr. Ignaschenko has also served on the board of directors of Freedom TopCo LLC (parent of Donlen LLC) since 2021, Grupo Aeroméxico, S.A.B. de C.V. since 2022, and Clydesdale Parent GP, LLC (parent of Flex Acquisition Holdings, Inc., parent of Novolex Holdings, LLC) since 2022. Mr. Ignaschenko previously served as a member of the board of directors of Seguradoras Unidas S.A. (n/k/a Generali Seguros, S.A.) between 2017 and 2020. Mr. Ignaschenko graduated from the University of Pennsylvania’s Wharton School of Business with a Bachelor of Science degree in economics. Mr. Ignaschenko was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

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
Marc Rowan has served as a director of our Company since 2009, and is a member of our executive committee. Mr. Rowan has served as a director of the general partner of ISG, our investment manager, since 2009. Mr. Rowan is the Chief Executive Officer of Apollo Global Management, Inc. and a member of its board of directors and a member of its executive committee. Mr. Rowan co-founded Apollo in 1990. Mr. Rowan also currently serves on the board of directors of Athora Holding Ltd. He has previously served on the boards of directors of numerous entities affiliated with Apollo, portfolio companies held by Apollo managed funds, and other entities. Mr. Rowan is the Chair of the Board of Advisors of the Wharton School. In addition, he is involved in public policy and is an initial funder and contributor to the development of the Penn Wharton Budget Model, a nonpartisan research initiative which provides analysis of public policy’s fiscal impact. An active philanthropist and civically engaged, Mr. Rowan is Chair of the Board of Directors of UJA-Federation of New York, the world’s largest local philanthropy helping 4.5 million people annually while funding a network of nonprofits in New York, Israel, and 70 countries. He is also a founding member and Chair of Youth Renewal Fund and Vice Chair of Darca, Israel’s top educational network operating 47 schools with over 27,000 students throughout Israel’s most diverse and underserved communities. He is an Executive Committee member of the Civil Society Fellowship, a partnership of ADL and the Aspen Institute, designed to empower the next generation of community leaders and problem solvers. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a Bachelor of Science and Master of Business Administration in finance. Mr. Rowan was selected to serve on our board of directors as a result of his service on the boards of numerous public and private companies and his demonstrated track record of success and extensive experience in the financial services sector.
Lawrence J. Ruisi has served as a director of our Company since 2013, and is the chair of our audit committee and is a member of our risk committee. Mr. Ruisi is also a director of several of our US insurance subsidiaries. As an operating executive, Mr. Ruisi held various senior level positions in the entertainment business, including President & Chief Executive Officer of Loews Cineplex Entertainment Corporation, a movie theater operator with 400 locations worldwide, and as Executive Vice President and Chief Financial Officer of Columbia Pictures Entertainment. As a non-executive, Mr. Ruisi served on numerous boards including Hughes Communications Inc., UST Inc., InnKeepers USA Trust, Wyndham International, Inc. and Adaptec, Inc. During his tenure on these boards, Mr. Ruisi was Chairman of various audit committees, named designated financial expert and served on both compensation and nominating and corporate governance committees. Mr. Ruisi was Chairman of the Independent Committee of the board of InnKeepers, which oversaw its restructuring, and was Chairman of Special Committees at both Wyndham and Adaptec. Mr. Ruisi began his career at Price Waterhouse & Co., where he was a Senior Manager. He is a Certified Public Accountant and received a Bachelor of Science degree in accounting and a Master of Business Administration in finance from St. John’s University. Mr. Ruisi was selected to serve on our board of directors as a result of his extensive leadership experience in various sectors, his expertise in accounting and financial reporting matters and his experience serving on the boards of numerous public and private companies.

Vishal Sheth has served as a director of our Company since June 2023 and certain of our subsidiaries since 2019, and is a member of our executive, risk, and legal and regulatory committees. Mr. Sheth is Partner and Co-Head of Global Financial Institutions Group (FIG) at Apollo, with focus on financial services and insurance-related opportunities. Mr. Sheth is also a member of Apollo’s Leadership Team. Prior to joining Apollo in 2018, Mr. Sheth was Managing Director in the Financial Institutions Group at Barclays, and, prior to his time at Barclays, a corporate lawyer in the Financial Institutions Group at Skadden Arps Slate Meagher & Flom LLP. Mr. Sheth graduated magna cum laude from the Honors Program at the Stern School of Business at New York University with a Bachelor of Science degree in finance and economics. Mr. Sheth received his Juris Doctor from New York University School of Law, where he served as a Staff Editor on the Review of Law and Social Change. Mr. Sheth was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

Lynn Swann has served as a director of our company since September 2020 and is a member of our legal and regulatory committee. Mr. Swann is president of Swann, Inc., a marketing and consulting firm he founded in 1976. From 2016 to 2019, Mr. Swann served as the Athletic Director of the University of Southern California (USC), where he was responsible for overall administration of 21 women’s and men’s Division I athletic programs at the university. Prior to his role at USC, he worked on-air as a host, reporter and analyst for the American Broadcast Company (ABC-TV) for nearly 30 years and served for two years as chairman of the national board of Big Brothers Big Sisters of America, overseeing management of more than 400 agencies across the United States and establishing Big Brothers Big Sisters as a premier mentoring group. Mr. Swann was the Republican party nominee for Pennsylvania governor in 2006 and was appointed by President George W. Bush as the Chairman of the President’s Council on Fitness, Sports and Nutrition, where he served from 2002 to 2005. Mr. Swann currently serves on the board of directors of AGM and American Homes 4 Rent, and has previously served on the boards of a number of publicly-traded, privately-held and non-profit entities, such as Fluor Corporation, Caesar’s Entertainment Corp., Hershey Entertainment and Resorts, H.J. Heinz Company and the Professional Golfers’ Association of America and Xylem Inc. Mr. Swann received a Bachelor of Arts in public relations from the University of Southern California. He is a Hall of Fame athlete and former wide receiver for the Pittsburgh Steelers football team. He has also held Series 7 and 63 registrations for securities industry professionals. Mr. Swann was selected to serve on our board of directors as a result of his expertise in business, marketing and community involvement in addition to his public company board experience.
Hope Schefler Taitz has served as a director of our Company since 2011, and is a member of our audit, risk, legal and regulatory, and conflicts committees. Ms. Taitz has also served on the board of directors of our subsidiary, ALRe, since 2011 and is a director of several of our US insurance subsidiaries. Ms. Taitz has served as the CEO of ELY Capital since 2004. Now acting as an investor and advisor with expertise in media, technology and the consumer, she helps innovative enterprises grow through financial leadership and connections to established corporations. Ms. Taitz, a strong advocate of women on boards, also currently serves on the board of MidCap Finco Holdings Limited and Summit Hotel Properties, Inc. She has previously served on the boards of Apollo Residential Mortgage, Inc., Greenlight Capital Re, Ltd., Diamond International Resorts, Inc., as well as Lumenis Ltd. From 1995 to 2003, Ms. Taitz was Managing Partner of Catalyst Partners, L.P., a money management firm. From 1990 to 1992, Ms. Taitz was a Vice President at The Argosy Group (now part of the Canadian Imperial Bank of Commerce (NYSE: CM)), specializing in financial restructuring before becoming a Managing Director at Crystal Asset Management, from 1992 to 1995. From 1986 to 1990, Ms. Taitz was at Drexel Burnham Lambert, first as a mergers and acquisitions analyst and then as an associate in the leveraged buyout group. On the not for profit side, Ms. Taitz focuses on education and is an advocate for STEM. She is a founding executive member of YRF Darca, an emeritus board member of Pencils of Promise, and a member of the undergraduate executive board of The Wharton School at the University of Pennsylvania. Ms. Taitz is a former board member of Girls Who Code. Ms. Taitz graduated with honors from the University of Pennsylvania with a Bachelor of Arts degree in economics. Ms. Taitz was selected to serve on our board of directors as a result of her extensive experience in the financial services sector as well as her experience serving on the governance committees of other public companies.
Gernot Lohr, H. Carl McCall, and Matthew R. Michelini previously served as directors of our Company until their resignations on June 7, 2023. Scott Kleinman previously served as a director of our Company until his resignation on November 24, 2023.
CORPORATE GOVERNANCE
Corporate Governance
Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of 12 members. Five of our directors are employees of or consultants to Apollo or its affiliates including Mr. Belardi, our Chairman, Chief Executive Officer and Chief Investment Officer, who is also a member of the board of directors and an executive officer of AGM and a member of AGM’s executive committee and the Chairman and Chief Executive Officer of ISG. We believe that it is appropriate, given Mr. Belardi’s in-depth knowledge of the Company and our business and industry and his ability to formulate and implement strategic initiatives, that the offices of Chief Executive Officer and Chairman have been vested in Mr. Belardi.
Under our certificate of incorporation, our board of directors or the holders of our common stock may from time to time set the size of the board of directors. Our board size is currently set at 12 members. If there is a vacancy on our board of directors due to the death, disability, disqualification, removal or resignation of a director, the board of directors may appoint any person as a member of the board of directors.
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Beilinson, Borden, Leach, Ruisi, Swann, and Mses. Hormozi and Taitz do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors meets the independence requirements of the NYSE listing rules. Consequently, a majority of our directors are independent directors. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director and non-Apollo director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including any transactions involving them described under —Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Audit Committee	Conflicts Committee	Legal and Regulatory Committee
Lawrence J. Ruisi (Chair)*	Marc Beilinson*	Mitra Hormozi (Chair)*
Robert L. Borden*	Robert L. Borden*	Marc Beilinson*
Brian Leach*	Hope Schefler Taitz*	Hope Schefler Taitz*
Hope Schefler Taitz*		Vishal Sheth
Lynn Swann*
Executive Committee	Risk Committee
James R. Belardi	Manfred Puffer (Chair)
Marc Rowan	Robert L. Borden*
Vishal Sheth	Brian Leach*
Lawrence J. Ruisi*
Hope Schefler Taitz*
Vishal Sheth

* Independent director for purposes of the NYSE corporate governance listing requirements.
Audit Committee
The audit committee’s duties include, but are not limited to, assisting the board of directors with its oversight and monitoring responsibilities regarding:

•the integrity of our consolidated financial statements and financial and accounting processes;
•compliance with the audit, legal, accounting, and internal controls requirements by AHL and its subsidiaries;
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
Our audit committee is currently comprised of Messrs. Borden, Leach, Ruisi, and Ms. Taitz. Mr. Ruisi is the chair of the audit committee. The board of directors has determined that each of Messrs. Borden, Leach, Ruisi, and Ms. Taitz meet the independence requirements of the NYSE rules and the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. The board of directors has determined that each member of our audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. The chair of our audit committee, Mr. Ruisi, is an independent director and an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. Our board of directors has approved a written charter under which the audit committee will operate. A copy of the charter of our audit committee is available on our principal corporate website at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

Pre-Approval Policies and Procedures of the Audit Committee
The audit committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by our independent auditor. The audit committee will, on an annual basis, review and pre-approve the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by our independent auditor. To the extent practicable, the audit committee will also review and approve a budget for such services. Services proposed to be provided by the independent auditor that have not been pre-approved during the annual review and the fees for such proposed services must be approved by the audit committee. All requests or applications for the independent auditor to provide services to us over certain thresholds shall be submitted to the audit committee or the chairperson thereof. The audit committee considered whether the provision of non-audit services performed by our independent auditor was compatible with maintaining the independent auditor’s independence during 2023. The audit committee concluded in 2023 that the provision of these services was compatible with the maintenance of the independent auditor’s independence in the performance of its auditing functions during 2023. All services were approved by the audit committee or were pre-approved under the audit committee’s pre-approval policy.
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
The audit committee has reviewed and discussed the audited consolidated financial statements of the Company for the year ended December 31, 2023 with management and the independent auditors. The independent auditors have discussed with the audit committee the matters required to be discussed by the independent auditors under the rules adopted by the Public Company Accounting Oversight Board and the SEC. The independent auditors have also provided to the audit committee the written disclosures and the letter required by the applicable rules of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and the audit committee has discussed with the independent auditors their independence from the Company. The independent auditors and the Company’s internal auditors had full access to the audit committee, including meetings without management present as needed.
Based on the audit committee’s review and discussions referred to above, the audit committee recommended to the board of directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
AUDIT COMMITTEE
Lawrence J. Ruisi, Chairman
Robert L. Borden
Brian Leach
Hope Schefler Taitz
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
The committee’s oversight responsibilities complement those of the audit committee with respect to our compliance with legal and regulatory requirements. Our legal and regulatory committee is comprised of Messrs. Beilinson, Sheth and Swann, and Mses. Hormozi and Taitz. Ms. Hormozi is the chair of the legal and regulatory committee.

Conflicts Committee
Because the Apollo Group has a significant voting interest in AHL, and because AHL and its subsidiaries have entered into, and will continue in the future to enter into, transactions with Apollo and its affiliates, our bylaws require us to maintain a conflicts committee designated by our board of directors, comprised solely of directors who are not general partners, directors, managers, officers or employees of the Apollo Group. The conflicts committee meets at least quarterly and consists of Messrs. Beilinson and Borden, and Ms. Taitz. The conflicts committee reviews and approves material transactions by and between AHL and its subsidiaries, on the one hand, and members of the Apollo Group, on the other hand, including any modification or waiver of the IMAs (as defined herein) with ISG, subject to certain exceptions. The conflicts committee is also responsible for the review and approval of related party transactions that are incidental or ancillary to the foregoing transactions and other related party transactions relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group. For a description of the functions of the conflicts committee and such exceptions, see Item 13. Certain Relationships and Related Transactions, and Director Independence.
Executive Committee
The executive committee is responsible for facilitating the approval of certain actions that do not require consideration by the full board of directors or that are specifically delegated by the board of directors to the executive committee. The executive committee possesses and may exercise all powers of the board of directors in the management and direction of our business consistent with our certificate of incorporation, our bylaws, applicable law (including any applicable rule of any stock exchange or quotation system on which our preferred shares are listed) and our executive committee charter, except that the executive committee shall not perform such functions that are expressly delegated to other committees of the board of directors. The executive committee does not have the power to:

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
•recommend to stockholders any action that requires stockholder approval;
•recommend to stockholders a dissolution or winding up of the Company or a revocation of a dissolution or winding up of the Company;
•amend or repeal any provision of our certificate of incorporation or bylaws;
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
Our executive committee is comprised of Messrs. Belardi, Rowan, and Sheth.

The board of directors has delegated to the executive committee the authority to provide the report of the compensation committee regarding the compensation discussion and analysis that is required by paragraph (e)(5) of Item 407 of Regulation S-K.
REPORT OF THE EXECUTIVE COMMITTEE OF THE BOARD OF DIRECTORS
The executive committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the executive committee recommended to the board of directors that the section entitled “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
EXECUTIVE COMMITTEE
James R. Belardi
Marc Rowan
Vishal Sheth

Risk Committee
The risk committee’s duties are to oversee the development and implementation of systems and processes designed to identify, manage and mitigate reasonably foreseeable material risks to the Company; assist our board of directors and our board committees in fulfilling their oversight responsibilities for the risk management function of the Company; approve the stress test assumption and limits utilized in our stress test scenario analyses and engage in such activities as it deems necessary or appropriate in connection with the foregoing; review with management the adequacy and effectiveness of the Company’s policies and internal controls regarding information security and cybersecurity. In assessing risk, the risk committee assesses the risk of the Company and its subsidiaries as a whole. The risk committee’s role is one of oversight. Management of the Company is responsible for developing and implementing the systems and processes designed to identify, manage and mitigate risk. Members of the risk committee are selected for their experience in managing risks in financial and/or insurance enterprises. Our risk committee meets quarterly and is comprised of Messrs. Borden, Leach, Ruisi, Sheth, and Ms. Taitz, and Dr. Puffer. Dr. Puffer is the chair of the risk committee.
Management Committees
An integral component of our corporate governance structure is our management committees. Management committees report to our senior officers, including our Chief Executive Officer, President, Chief Financial Officer, and Chief Risk Officer and to committees of our board of directors. Management committees are comprised of members of senior management and are designed to oversee business initiatives and to manage business risk and processes, with each committee focused on a discrete area of our business. The following is a description of certain of our management committees:

•Executive Committee: oversees all of our strategic initiatives and our overall financial condition.
•Risk Committee: oversees overall corporate risk, including credit risk, interest rate risk, equity risk, business risk, operational risk and other risks we confront. The committee reports to the board risk committee.
•Operational Risk Committee: a subcommittee of the Risk Committee which oversees operational risk, including information security, disaster recovery, trading activities and operational management of our annuity portfolio.
•Investment and Asset Liability Committee: focuses on strategic decisions involving our investment portfolio and asset allocation, such as approving investment limits, new asset classes and our allocation strategy, reviewing large asset transactions as well as monitoring investment, credit, liquidity and asset/liability risks. The committee reports to the board risk committee.
•Balance Sheet Committee: a subcommittee of the Executive Committee which operates as a forum for senior management to oversee and provide guidance on sources and uses of the Company’s capital, review transactions above certain thresholds and provide recommendations to our board of directors, review balance sheet structure and review other matters having material impacts to financial statements.
Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Mr. Belardi serves on the board of directors of AGM and two executive officers of AGM, Messrs. Belardi and Rowan, serve on our board of directors. Except for the foregoing, none of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our compensation committee or as a director on our board of directors.
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

Communications with the Board of Directors
Stockholders and other interested parties may communicate with members of the board of directors (either individually or as a body) by addressing correspondence to that individual or body to Athene Holding Ltd., 7700 Mills Civic Pkwy, West Des Moines, IA 50266.
Stockholders and other interested parties may specifically direct their communications to any of the independent directors, including the Committee Chairs and the Lead Independent Director, by addressing correspondence to that individual or body to Athene Holding Ltd., 7700 Mills Civic Pkwy, West Des Moines, IA 50266.

Risk Management Oversight
We have implemented an enterprise-wide approach to risk management and have specifically established a risk committee of the board of directors charged with the oversight of the development and implementation of systems and processes designed to identify, manage and mitigate reasonably foreseeable material risks, including risks from cybersecurity threats, and with the duty to assist the board of directors and other board committees with fulfilling their oversight responsibilities for the Company’s risk management function. See Item 1C. Cybersecurity for additional information about risk management oversight of cybersecurity.
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

Corporate Social Responsibility
We are committed to giving back to the communities in which we live and work. We strive to operate in ways that honor our values and respect our communities as we seek to make a positive contribution to society as a whole. We recognize that our social, economic and environmental responsibilities are important for our relationships with customers, employees, agents and our communities, and we aim to demonstrate these responsibilities through our actions and within our corporate policies. A review of our corporate social responsibility practices, along with a copy of Apollo’s Corporate Social Responsibility Report, can be found in the corporate social responsibility section of our corporate website available at www.athene.com/corporate-social-responsibility. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis (CD&A)

Named Executive Officers (NEOs)
Our NEOs, comprised of our principal executive and financial officers, our three highest paid executive officers serving as executive officers as of December 31, 2023 other than our principal executive and financial officers, and a former executive officer who would have been one of our three highest paid executive officers other than our principal executive and financial officers but for the fact that he was not serving as an executive officer as of December 31, 2023, are as follows:

Executive	Title
James R. Belardi	Chairman, Chief Executive Officer and Chief Investment Officer
Grant Kvalheim	President
Martin P. Klein	Executive Vice President and Chief Financial Officer
Michael S. Downing	Executive Vice President and Chief Operating Officer
Douglas Niemann	Executive Vice President and Chief Risk Officer
John L. Golden	Executive Vice President and Global Head of Insurance Regulation*

*Effective February 16, 2023, Mr. Golden transitioned from his previous role as Executive Vice President and General Counsel into the role of Executive Vice President and Global Head of Insurance Regulation and in that capacity is no longer considered an executive officer of the Company.

Compensation Framework
Goals, Principles and Process
Our 2023 executive compensation program was designed to:
•attract, retain and motivate high-performing talent;
•reward outstanding performance;
•align executive compensation elements with company performance; and
•align the interests of our executives with those of our stakeholders.
Following the closing of the AHL Merger, we became a “controlled company” for purposes of the NYSE listing standards and, as a result, we are no longer required to have a compensation committee comprised solely of independent directors or to have the compensation of our executive officers determined by such a committee. Accordingly, compensation decisions with respect to Mr. Belardi, who is an executive officer of AGM, are made by the compensation committee of AGM’s board of directors (the “AGM Compensation Committee”), which is composed solely of independent directors of AGM, and compensation decisions with respect to our other NEOs are made by the executive committee of our board of directors.
For 2023, the executive committee, upon recommendations by Mr. Belardi and after consulting with AGM, determined the compensation of all of our executive officers other than Mr. Belardi. The executive committee made compensation decisions after considering performance of the Company and each individual as well as the Company’s historical compensation practices. In addition, consistent with prior practice, in determining the compensation of our NEOs other than Mr. Belardi, Mr. Belardi’s recommendations to the executive committee also considered industry-specific survey data provided by Willis Towers Watson. None of our NEOs participated in the determination of their own compensation.

2023 Compensation Elements

Base Salary

Except as may otherwise be specified in an NEO’s employment agreement, base salaries for our NEOs are determined annually, based on a number of factors, including the size, scope and impact of their role, the market value associated with their role, leadership skills, length of service, and individual performance and contributions.

Annual Incentive Awards

As further discussed below in –2023 Compensation Decisions, in 2023, we granted annual cash incentive awards to our NEOs based on the achievement of financial, operational and personal objectives, established by the executive committee of our board of directors based on our internal business plan for the year. The executive committee determined the amount of the awards for the NEOs other than Mr. Belardi and the AGM Compensation Committee determined the amount of Mr. Belardi’s award, in each case, based on performance against the pre-established objectives. The annual incentive award payout for each NEO other than Mr. Belardi was also subject to adjustment by our executive committee or Mr. Belardi based on a review of the NEO’s individual performance in 2023. In addition, the portion of the annual incentive award payout could have been overridden to 0% for the NEOs at the discretion of our executive committee in the event of a material breach of a risk threshold, but only to the extent such breach was not approved in advance or waived by our executive committee.

Long-Term Incentive Awards

As further discussed below in –2023 Compensation Decisions, in early 2023, AGM granted to each of the NEOs an annual AGM RSU award in respect of their 2023 service, one-third of which vested on December 31, 2023 and the remaining two-thirds of which is scheduled to vest in equal installments on each of December 31, 2024 and 2025, subject to the NEO’s continued employment through each applicable vesting date. In addition, Mr. Kvalheim was granted a special one-time AGM RSU award in connection with the redesign of his compensation, as described below.

Performance Fee Programs

Performance fee entitlements with respect to investment funds managed by AGM and its subsidiaries confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Since 2020, Messrs. Belardi, Kvalheim, Klein, Downing, Niemann, and Golden have been entitled to participate in certain performance fee income received from a series of funds managed by affiliates of AGM. Beginning in 2022, the NEOs other than Mr. Belardi also participated in an AGM program that gives them rights to participate in performance fee income. Under the program, performance fees that accrue may be notionally invested by participants in a fund AGM manages until paid. Rights to payments under this program vest after three years, subject to continued employment, with the first payment scheduled to be made in 2025. As with other amounts distributed in respect of performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their performance fee rights as compensation. None of the NEOs received payments under the performance fee programs in 2023.

Partner Benefits Stipend

AGM provides each NEO other than Mr. Belardi with an annual partner stipend of $250,000 that may be used by the NEOs for benefits or other purposes.

Partnership Interest Revenue Sharing

Mr. Belardi, who was a founder of ISG, continues to hold a partnership interest in ISG (the “ISG partnership interest”). Mr. Belardi’s ISG partnership interest provides quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such terms are defined in the fee agreement by and between ISG and the Company, and the fee agreements by and between ISG and ACRA, each as in effect from time to time. In addition, pursuant to the terms of his employment agreement, Mr. Belardi is entitled to receive an additional annual amount equal to 3% of the profits of Apollo’s Insurance Solutions Group International, the international arm of ISG (ISGI), subject to Mr. Belardi’s continued employment with the Company through the date it pays its annual bonuses for the applicable year. Mr. Belardi’s ISG partnership interest and ISGI profits entitlement result in distributions which, unlike dividends on common stock, are reported in the All Other Compensation column of the 2023 Summary Compensation Table.

Grant Kvalheim Compensation Redesign

As previously disclosed, the structure of Mr. Kvalheim’s compensation was updated in 2023 as part of certain changes to the design of AGM’s compensation programs, whereby AGM executed new long-term compensation arrangements for certain of its senior business leaders to further align their interests with objectives tied to the businesses that they directly oversee, enterprise objectives for AGM overall and the long-term interests of AGM stockholders.

As part of the compensation redesign for Mr. Kvalheim, he was granted a one-time special AGM RSU award (as described below) and, effective as of January 1, 2024, his base salary was reduced from $1 million to $100,000 and he will no longer receive annual incentive awards or participate in long-term incentive awards payable in AGM RSUs. Mr. Kvalheim will continue to receive performance fee income under the performance fee programs described above. This mix of compensation elements is intended to encourage an enterprise mindset for the combined organization and long-term alignment with AGM stockholders, while maintaining alignment with other constituents.

Other Compensation Practices
Employment Agreements
We have entered into employment agreements with certain of our NEOs, as follows:

Belardi Agreement

Pursuant to Mr. Belardi’s employment agreement, Mr. Belardi serves as the Chief Executive Officer of the Company and ISG. The current term of Mr. Belardi’s employment agreement is scheduled to expire on December 31, 2024, and will automatically extend for subsequent one-year terms unless Mr. Belardi or AGM gives written notice of nonrenewal prior to expiration of the then-current term. Mr. Belardi’s employment agreement provides for an annual base salary of $1,875,000 and target annual incentive bonus opportunity of $1,850,000. Any annual incentive bonus may be paid in the form of cash or publicly tradeable securities that vest in annual installments (such amount was paid in the form of AGM RSUs for services performed in 2023).

Under Mr. Belardi’s employment agreement, severance is payable to Mr. Belardi on a termination of employment by the Company without cause or by reason of nonrenewal of the term of the agreement, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability (an “Involuntary Termination”), equal to his annual base salary (payable at the AGM Compensation Committee’s discretion in cash, fully-vested shares of AGM common stock, or any combination thereof) and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. Upon an Involuntary Termination other than due to death or disability, Mr. Belardi is also entitled to additional severance equal to his target annual incentive bonus multiplied by a fraction, the numerator of which is his annual incentive bonus for the previous fiscal year and the denominator of which is his annual base salary for the previous fiscal year. In addition, upon an Involuntary Termination, (i) Mr. Belardi will be entitled to the reimbursement of the cost of continued medical coverage at active employee rates for up to 18 months, (ii) any outstanding and unvested time-vesting profits units that are scheduled to vest during the one-year period immediately following the termination date will immediately vest, and (iii) any outstanding and unvested equity awards granted as a component of an annual incentive bonus will immediately vest, based on target performance with respect to any performance-vesting awards.

Severance payments and benefits are conditioned on Mr. Belardi’s execution of a general release of claims in favor of the Company and its affiliates. Mr. Belardi’s employment agreement contains customary restrictive covenants, including confidentiality and nondisclosure covenants, covenants not to compete or solicit customers for 12 months following the date on which he ceases to own or control his ISG partnership interest, and a covenant not to solicit employees for 24 months following termination.

To the extent that any payment, benefit or distribution of any type to or for the benefit of Mr. Belardi would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code), then such payments, benefits or distributions will be reduced (but not below zero) so that the maximum amount of such payments, benefits or distributions will be one dollar less than the amount which would cause them to be subject to such excise tax, unless Mr. Belardi makes AGM and its affiliates whole on an after-tax basis for any adverse tax consequences imposed on AGM and its affiliates under Section 280G of the Internal Revenue Code as a result of not reducing such payments, benefits or distributions.

Klein Agreement

Pursuant to his employment agreement, Mr. Klein is entitled to receive a minimum base salary of $550,000 and is eligible to receive an annual incentive award each fiscal year he is employed. His employment is at will and may be terminated by him or by the Company at any time by giving three months’ notice.

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

Review of Compensation Policies and Practices Related to Risk Management

Effective risk management is central to our success, and compensation is carefully designed to be consistent with our risk management framework and controls. If our performance is obtained in a manner inconsistent with this framework or these controls, our executive committee has the discretion, with input from the risk committee, if necessary, to decrease or not award any bonuses to our NEOs and other executive officers. In addition, the performance objectives for our Chief Risk Officer and the other employees in our risk management function are based in part on the effectiveness of our risk management policies and procedures. We have determined that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. This compensation risk assessment was conducted with the assistance of Willis Towers Watson, our Chief Risk Officer and other employees in our risk management function.

2023 Compensation Decisions
Base Salary

Our NEOs’ base salaries in 2023 remain unchanged from 2022, except Mr. Downing’s base salary increased from $600,000 to $625,000. In connection with the redesign of his compensation described above, Mr. Kvalheim’s base salary was reduced from $1 million to $100,000 for 2024.

Annual Incentive Awards
The NEO annual incentive awards in 2023 were based on a combination of five overall corporate financial and operational goals for the NEOs other than Mr. Belardi. For Mr. Belardi, the AGM Compensation Committee established that 25% of his target annual incentive RSU award would be based on a combination of such goals, while the remaining portion was based 25% on absolute and relative investment portfolio total return goals and 50% on the AGM Compensation Committee’s review of overall Company performance, as discussed in further detail below. The annual incentive awards for the NEOs other than Mr. Belardi were also subject to adjustment by our executive committee or Mr. Belardi based on a review of the NEOs’ individual performance in 2023.

For 2023, the executive committee, in consultation with Mr. Belardi and AGM, established target incentive award opportunities of approximately 250%, 188%, 175%, 150%, and 150% of base salary for Mr. Kvalheim, Mr. Klein, Mr. Downing, Mr. Niemann and Mr. Golden, respectively, and the AGM Compensation Committee established a target incentive award opportunity of $1,850,000 for Mr. Belardi, consistent with his employment agreement (which was unchanged from his 2022 award opportunity). The target incentive award opportunities for Messrs. Kvalheim, and Golden were increased from their 2022 target opportunities of 200% and 132%, respectively, based on market data and in recognition of the scope of their new roles and responsibilities. Each NEO, other than Mr. Belardi, was eligible for a total annual incentive award payout ranging from 0% to 200% of such NEO’s target award opportunity. Mr. Belardi was eligible for a total annual incentive award payout ranging from 0% to 146% with respect to the portions of his target award opportunity that were subject to corporate objectives and absolute and relative investment portfolio total return performance goals, as described below.

The five Company corporate performance measurements, their respective weightings and 2023 performance and achievement with respect to these measurements as of the December 2023 performance determination date, are set forth below. The targets for the corporate financial and operational measures were determined in relation to the Company’s internal business plan for the year.

Objectives	Weight	Measurement	Target[6]	2023 Performance (Estimate)
Overall profitability	25%	Spread related earnings[1]	$2.827B	$3.182B
Expense management	10%	Operating expenses[2]	—	Exceeded
Organic growth	15%	Organic deposits[3]	$63.5B	$60.3B
New business profitability	25%	Underwritten returns[4]	—	Exceeded
Capital	25%	Excess equity capital generation[5]	—	Below Target

[1] Spread related earnings (SRE) is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers. SRE equals net income (loss) available to AHL’s common stockholder, eliminating the impact of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring, and other non-operating expenses; stock compensation expenses; and income tax (expense) benefit. For the purpose of measuring “spread related earnings” under this scorecard, SRE will be adjusted for the impact of certain material transactions undertaken including, but not limited to, any variance to the Company’s 2023 financial plan for the size or timing of capital transfers, preferred stock issuances, debt issuances, allocated Apollo/ISG costs, low-income housing tax credit (LIHTC) transactions, floating rate hedging associated with reducing our net floating rate position, and certain other items.

[2] Represents consolidated operating expenses included in operating income, including the impact of ACRA’s noncontrolling interest, taking into account M&A, allocated Apollo/ISG costs, bonus accrual, any organic volumes above the Company’s 2023 financial plan with returns in excess of a specified amount, and the impact of any material transactions undertaken.

[3] Organic deposits include retail, funding agreements, pension group annuities and flow reinsurance on a gross basis, and exclude private placement variable annuities volumes. Scorecard payout will be capped at 100% unless overall underwritten return is higher than a specified amount, with a target payout of 100% for volumes of $63.5 billion. No credit will be given, or negative credit may be assigned, if underwritten return is below specified amounts.

[4] Underwritten returns on retail, funding agreements, pension group annuities, and flow reinsurance on a gross basis, using an internal capital model. No credit will be given if underwritten return is below a specified amount or statutory internal rate of return is below a specified amount at the portfolio level.

[5] Change in excess equity capital, with adjustments for, including, but not limited to, any variance to the Company’s 2023 financial plan for the impact of any inorganic transactions, capital transfers, debt issuances, preferred stock issuances, floating rate hedging associated with reducing our net floating rate position, and certain other items. The measure will reflect the change in excess equity capital between year-end 2022 and 2023.

[6] The targets were designed to be reasonably achievable with strong management performance and the coordinated cross-functional focus and effort of the NEOs.

The Company’s 2023 performance based on the five corporate objectives described above resulted in a total achievement level of 114% of target, which corresponded to a payout level equal to 125% of the applicable target opportunity. Following a review of the individual performance of the NEOs other than Mr. Belardi, the executive committee (or, with respect to Mr. Golden, Mr. Belardi) approved payouts equal to 150%, 147%, 133%, 133%, and 150% of target for Messrs. Kvalheim, Klein, Downing, Niemann, and Golden, respectively.

Mr. Belardi

In December 2023, following a review of performance in 2023, the AGM Compensation Committee approved a payout of Mr. Belardi’s annual incentive award, resulting in the grant to Mr. Belardi of RSUs representing a target award level equal to 109% of target. The five corporate objectives discussed above collectively comprised 25% of Mr. Belardi’s target annual incentive AGM RSU award, while the remaining portion was based 25% on absolute and relative investment portfolio total return performance goals and 50% on the AGM Compensation Committee’s review of overall Company performance. The first investment portfolio total return objective, weighted at 12.5%, compared the Company’s non-alternative investment performance to the Barclays US Aggregate Bond Index over a trailing 33-month period. The second investment portfolio total return performance objective, also weighted at 12.5%, compared the Company’s alternative investment performance relative to a 50-50 blended index of the S&P 500 and the BofA Merrill Lynch US High Yield Index over a 33-month period, subject to maintaining a minimum return on alternative investment performance since the inception of the Company.

The investment portfolio total return performance objectives are assessed based on a prescribed formula. For the investment portfolio total return performance objective based on the Company’s non-alternative investment performance, the AGM Compensation Committee compared the Company’s results of (2.87)% for the 33-month period ending September 30, 2023 to (5.47)% for the Barclays US Aggregate Bond Index, which pursuant to the formula resulted in a payout of 100% of the award for this objective. For the investment portfolio total return performance objective based on the Company’s alternative investment performance, the AGM Compensation Committee compared the Company’s results of 12.72% for the 33-month period ending September 30, 2023 to 3.95% for the 50-50 blended index described above, which pursuant to the formula resulted in a payout of 120% of the award for this objective.

These annual incentive RSUs were granted in February 2024 and vest in two equal annual installments, consistent with past practice for Mr. Belardi.

Equity and Long-Term Incentive Awards

In February 2023, AGM granted to each of the NEOs annual AGM RSU awards with the grant date fair values set forth in the table below, one-third of which vested on December 31, 2023 and the remaining two-thirds of which are scheduled to vest in equal installments on each of December 31, 2024 and 2025, subject to the NEOs’ continued employment through each applicable vesting date. The target grant date fair values of the AGM RSUs granted to Messrs. Kvalheim and Niemann were increased from $2.3 million and $650,000, respectively, in 2022 to $2.5 million and $750,000, respectively, in 2023, based on market data and in recognition of the scope of their new roles and responsibilities. The grant date fair value of the AGM RSUs granted to the other NEOs in 2023 were unchanged from 2022. The value of the 2023 AGM RSUs for the NEOs other than Mr. Belardi were based on the Company’s internal compensation practices. The AGM Compensation Committee determined the value of the 2023 AGM RSU award for Mr. Belardi. The value of the 2023 annual AGM RSU award for Mr. Belardi was based on competitive market data, input from the AGM Compensation Committee’s compensation consultant, and AGM’s overall compensation philosophy. Mr. Belardi’s AGM RSU awards were approved by the AGM Compensation Committee.

Named Executive Officer	Grant Date Fair Value of AGM RSUs
James R. Belardi	$4,755,380
Grant Kvalheim	$2,377,656
Martin P. Klein	$1,854,610
Michael S. Downing	$951,049
Douglas Niemann	$713,270
John L. Golden	$951,049

Kvalheim Special AGM RSU Award

As noted above, as part of the compensation redesign for Mr. Kvalheim, in October 2023, he was granted a one-time special AGM RSU award with respect to 473,122 shares. The AGM RSUs were fully vested at the time of grant, but are scheduled to settle in early 2029, subject to Mr. Kvalheim’s continued employment through the settlement date. In the event that Mr. Kvalheim resigns or retires prior to the settlement of his AGM RSUs, the unsettled portion will instead be settled in 2034, subject to his execution and non-revocation of a release of claims in favor of AGM and his continued compliance with any applicable restrictive covenants. In connection with this grant of AGM RSUs, Mr. Kvalheim’s non-competition obligations were extended through the later of five years after the grant date and 18 months following the termination of his employment and his non-solicitation and other obligations were extended through the later of five years after the grant date and 24 months following the termination of his employment. If Mr. Kvalheim breaches these obligations, the AGM RSUs and the underlying shares are subject to forfeiture. In addition, no shares underlying the AGM RSUs will be delivered if Mr. Kvalheim is or could have been terminated for cause. The AGM RSUs also provide for payment of dividend equivalents.

2023 Summary Compensation Table
The following table provides information concerning compensation earned by our NEOs for 2023 and, to the extent required by applicable SEC compensation disclosure rules, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards[1]	Option Awards	Non-Equity Incentive Plan Compensation[2]	All Other Compensation[3]	Total
James R. Belardi[4] Chairman, Chief Executive Officer and Chief Investment Officer	2023	$1,875,000	$—	$6,690,787	$—	$—	$42,216,981	$50,782,768
	2022	$1,741,141	$209,326	$6,428,865	$—	$—	$36,316,113	$44,695,445
	2021	$705,000	$209,326	$3,049,868	$625,006	$—	$245,000	$4,834,200
Grant Kvalheim President	2023	$1,000,000	$—	$33,423,922	$—	$3,750,000	$343,053	$38,516,975
	2022	$1,000,000	$71,166	$7,388,423	$—	$3,200,000	$362,063	$12,021,652
	2021	$800,000	$71,166	$1,575,033	$525,002	$2,700,000	$143,709	$5,814,910
Martin P. Klein Executive Vice President and Chief Financial Officer	2023	$650,000	$—	$1,854,610	$—	$1,800,000	$324,352	$4,628,962
	2022	$650,000	$83,726	$5,443,470	$—	$1,700,000	$362,811	$8,240,007
	2021	$650,000	$83,726	$1,462,537	$487,504	$2,004,080	$99,569	$4,787,416
Michael S. Downing Executive Vice President and Chief Operating Officer	2023	$625,000	$—	$951,049	$—	$1,450,000	$269,800	$3,295,849
	2022	$600,000	$—	$2,947,582	$—	$1,310,000	$268,300	$5,125,882
Douglas Niemann[5] Executive Vice President and Chief Risk Officer	2023	$500,000	$—	$713,270	$—	$1,000,000	$269,800	$2,483,070
								$—
John L. Golden Executive Vice President and Global Head of Insurance Regulation	2023	$600,000	$—	$951,049	$—	$1,350,000	$269,800	$3,170,849
	2022	$600,000		$3,759,377	$—	$1,100,000	$268,300	$5,727,677
	2021	$525,000	$66,972	$750,064	$250,009	$1,353,452	$17,400	$2,962,897

[1] This column includes the grant date fair value of the time-based AGM RSUs granted to our NEOs in 2023, calculated in accordance with FASB ASC Topic 718. The grant date fair value is calculated by multiplying the number of AGM RSUs by the closing share price of a share of AGM common stock on the date of grant for accounting purposes. With respect to Mr. Belardi, this amount includes $1,935,407 representing the AGM RSUs granted to him in February 2023 in respect of his 2022 annual incentive award. The RSUs granted to Mr. Belardi in February 2024 in respect of his 2023 annual incentive award will appear in the 2024 Summary Compensation Table.

[2] The amounts in this column represent annual cash incentive awards paid to the NEOs other than Mr. Belardi. Such amounts were determined by our executive committee after the end of applicable year and were based on the achievement of financial and operational objectives described in the CD&A. For Mr. Belardi, his annual incentive award was paid in the form of AGM RSUs in February 2024 and will be reflected in the Stock Awards column of the 2024 Summary Compensation Table.

[3] For 2023, these amounts include: (i) the Company’s 401(k) matching amount of $19,800 for each of our NEOs; (ii) a partner stipend of $250,000 for each NEO other than Mr. Belardi; (iii) taxable travel amounts of $73,253 for Mr. Kvalheim; (iv) $34,768 for Mr. Klein for his residence in Iowa; (v) $19,784 for Mr. Klein, for travel expenses from his principal residences to our office in Iowa; (vi) $40,989,467 for Mr. Belardi representing distributions on his ISG partnership interest and $1,184,117 for Mr. Belardi representing amounts in respect of his ISGI profits entitlement; and (vii) $23,597 for Mr. Belardi representing fees paid by the Company for tax preparation services. Each of these amounts represent the cost paid directly to the NEO or service provider, as applicable.

The Company maintains a corporate aircraft for efficiency and business planning purposes. Mr. Belardi used the corporate aircraft for two personal flights in 2023 and fully reimbursed the Company for this personal use. Accordingly, no amount is reflected for such use. Personal use of the Company corporate aircraft is subject to a formal policy that was approved by the AGM compensation committee in 2022 that sets forth the criteria and procedures applicable to its use. Mr. Belardi and the Company have entered into a time-sharing agreement, pursuant to which Mr. Belardi may use the corporate aircraft for up to 25 flight hours per year, provided that the number of flight hours and other incidentals under such agreement shall be further limited so that the amount of payments from Mr. Belardi pursuant to such agreement (including such tax payments) shall not exceed $120,000 in any Company fiscal year. Occasionally, a guest may accompany Mr. Belardi on the Company corporate aircraft when the aircraft is already scheduled for business purposes and can accommodate additional passengers. In those cases, there is no additional aggregate incremental cost to the Company and, as a result, no amount would be reflected in the Summary Compensation Table for the applicable year.

[4] The amount reported in the Salary column for Mr. Belardi for 2023 represents his annualized base salary of $1,875,000.
5 Mr. Niemann was not an NEO prior to 2023.

2023 Grants of Plan-Based Awards Table

The following table provides information about awards granted to the NEOs in 2023: (1) the grant date; (2) the threshold, target and maximum estimated future payouts under annual incentive plan awards; (3) the number of AGM RSUs granted to the NEOs under AGM’s 2019 Omnibus Equity Incentive Plan or AGM’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (together, the “2019 Omnibus Equity Incentive Plans”); and (4) the grant date fair value of the share awards, computed in accordance with applicable SEC rules.

Name of Executive	Grant Date		Estimated Future Payouts Under Annual Incentive Plan Awards[1]			All Other Stock Awards: Number of Shares or Units	Grant Date Fair Value of Share and Option Awards[2]
			Threshold	Target	Maximum
James R. Belardi	2/10/2023	3				70,097	$4,755,380
	2/10/2023	4				28,529	$1,935,407

Grant Kvalheim	2/10/2023	3				35,048	$2,377,656
	10/30/2023	5				473,122	$31,046,266
			$—	$2,500,000	$5,000,000
Martin P. Klein	2/10/2023	3				27,338	$1,854,610

			$—	$1,222,000	$2,444,000
Michael S. Downing	2/10/2023	3				14,019	$951,049

			$—	$1,093,750	$2,187,500
Douglas Niemann	2/10/2023	3				10,514	$713,270

			$—	$750,000	$1,500,000
John L. Golden	2/10/2023	3				14,019	$951,049

			$—	$900,000	$1,800,000

1The 2023 annual cash incentive awards for our NEOs other than Mr. Belardi were based on a combination of five overall corporate financial and operational goals, and were subject to adjustment by our executive committee or Mr. Belardi based on a review of the applicable NEO’s individual performance in 2023. The overall payout range of the awards is between 0% and 200% of the target amount. As described in the CD&A, the 2023 annual incentive award for Mr. Belardi was payable in the form of AGM RSUs that were granted in February 2024 and will be reported in the 2024 Grants of Plan-Based Awards Table of next year’s Annual Report on Form 10-K in accordance with FASB ASC Topic 718.
2For valuation methodology, see notes 1 and 2 to the 2023 Summary Compensation Table.
3These time-based AGM RSUs vest in three equal installments, one-third of which vested on December 31, 2023, and the remaining two-thirds of which are scheduled to vest on each of December 31, 2024 and 2025, provided the recipient remains employed through the applicable vesting date.
4The award to Mr. Belardi of 28,529 AGM RSUs granted on February 10, 2023 represents a 2022 annual incentive award that was dollar-denominated, but by its terms was payable in AGM RSUs with a target value of $2,035,000, which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting dates. Mr. Belardi’s annual incentive award was issued with a target value of $1,850,000 and was based on a combination of five overall corporate financial and operational goals, which comprised 50% of the award, as well as individualized performance goals, which comprised the other 50% of the award. The corporate performance component of the award had a payout range between 0% and 168% of the corporate performance component. The overall payout range of the award, including both the corporate performance component and the personal performance component of the award, was between 0% and 139% of the target amount. The RSUs granted to Mr. Belardi in February 2024 in respect of his 2023 annual incentive award will appear in the 2024 Grants of Plan-Based Awards Table.
5These AGM RSUs were fully vested at the time of grant and are scheduled to settle in early 2029, subject to Mr. Kvalheim’s continued employment through the applicable settlement date. In the event that Mr. Kvalheim resigns or retires prior to the settlement of these AGM RSUs, the unsettled portion will instead be settled in 2034, subject to his execution and non-revocation of a release of claims in favor of AGM and his continued compliance with any applicable restrictive covenants.

2023 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information on the holdings of the Company’s equity awards by the NEOs as of December 31, 2023. This table includes unexercised AGM Options and unvested AGM RSUs granted under AGM’s 2019 Omnibus Equity Incentive Plans. Each equity grant is shown separately for each NEO. The vesting schedule for each outstanding award is shown in the notes to this table.

				Option Awards					Stock Awards
Name of Executive	Grant Date	Grant Type		Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date[1]	Number of Shares of Stock or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock or Units of Stock That Have Not Vested ($)[2]	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock or Units of Stock that Have Not Vested ($)
James R. Belardi[3]	6/6/2016	Options		147,813			$29.55	6/6/2026
	3/21/2017	Options		76,153			$44.61	3/21/2027
	2/27/2018	Options		76,153			$41.82	2/27/2028
	4/3/2019	Options		74,033			$36.94	4/3/2029
	2/21/2020	Options		66,990			$43.27	2/21/2030
	2/22/2021	Options		44,952		22,478	$40.60	2/22/2031
	2/22/2021	RSU	4						5,133	$478,344
	2/23/2022	RSU	5						24,330	$2,267,313
	2/10/2023	RSU	7						14,265	$1,329,355
	2/10/2023	RSU	6						46,732	$4,354,955
Grant Kvalheim	2/21/2020	Options		46,892			$43.27	2/21/2030
	2/22/2021	Options		37,760		18,881	$40.60	2/22/2031
	2/22/2021	RSU	8						8,622	$803,484
	2/22/2021	RSU	9						4,312	$401,835
	2/17/2022	RSU	5						11,192	$1,042,982
	2/10/2023	RSU	6						23,366	$2,177,478
Martin P. Klein	6/6/2016	Options		36,954			$29.55	6/6/2026
	3/21/2017	Options		30,462			$44.61	3/21/2027
	2/27/2018	Options		30,462			$41.82	2/27/2028
	4/3/2019	Options		50,343			$36.94	4/3/2029
	2/21/2020	Options		45,553			$43.27	2/21/2030
	2/22/2021	Options		35,062		17,533	$40.60	2/22/2031
	2/22/2021	RSU	8						8,006	$746,079
	2/22/2021	RSU	9						4,004	$373,133
	2/17/2022	RSU	5						9,489	$884,280
	2/10/2023	RSU	6						18,226	$1,698,481
Michael S. Downing	2/27/2018	Options		12,185			$41.82	2/27/2028
	4/3/2019	Options		14,807			$36.94	4/3/2029
	2/21/2020	Options		16,077			$43.27	2/21/2030
	2/22/2021	Options		10,788		5,395	$40.60	2/22/2031
	2/22/2021	RSU	8						1,234	$114,996
	2/22/2021	RSU	10						7,391	$688,767
	2/17/2022	RSU	5						4,866	$453,463
	2/10/2023	RSU	6						9,346	$870,954
Douglas Niemann	2/21/2020	Options		15,852			$43.27	2/21/2030
	2/22/2021	Options		11,686		5,846	$40.60	2/21/2030
	2/22/2021	RSU	8						1,336	$124,502
	2/22/2021	RSU	10						8,007	$746,172
	2/17/2022	RSU	5						3,163	$294,760
	8/16/2022	RSU	11						11,305	$1,053,513
	2/10/2023	RSU	6						7,010	$653,262
John L. Golden	3/21/2017	Options		12,185			$44.61	3/21/2027
	2/21/2020	Options		14,116			$43.27	2/21/2030
	2/22/2021	Options			17533	8,992	$40.60	2/21/2031
	2/22/2021	RSU	8						2,053	$191,319
	2/22/2021	RSU	10						12,318	$1,147,914
	2/17/2022	RSU	5						4,866	$453,463
	2/10/2023	RSU	6						9,346	$870,954

1This column reports the expiration date for stock options. Time-based stock options vest ratably over a three-year period.
2As of December 29, 2023 (the last trading day of 2023), the fair market value of a share of AGM common stock was $93.19.
3Substantially all outstanding equity awards for Mr. Belardi have been transferred to a trust, other than for value, for estate planning purposes.
4This row shows the number of time-based AGM RSUs, which vested in three equal installments on each of January 1, 2022, 2023 and 2024.
5This row shows the number of time-based AGM RSUs, which vest in three equal installments, two-thirds of which vested on December 31, 2022 and 2023, and the remaining one-third of which is scheduled to vest on December 31, 2024.

6This row shows the number of time-based AGM RSUs, which vest in three equal installments, one-third of which vested on December 31, 2023, and two-thirds of which are scheduled to vest on December 31, 2024 and 2025.
7This award to Mr. Belardi represents a 2022 annual incentive award that is dollar-denominated but by its terms is payable in AGM RSUs. Such AGM RSUs were granted to Mr. Belardi on February 10, 2023 and vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date.
8This row shows the number of time-based AGM RSUs, which vested ratably over a three-year period on each of January 1, 2022, 2023 and 2024.
9This row shows the number of performance-based RSUs, which vest ratably over a three-year period. Under the terms of the merger agreement with AGM, all performance RSUs were converted into AGM RSUs based on the target level of performance with continued vesting on the same schedule as the original awards.
10This row shows the number of performance-based RSAs which cliff-vest after a three-year period. Under the terms of the merger agreement with AGM, all performance RSAs were converted into AGM RSAs based on the target level of performance with continued vesting on the same schedule as the original awards.
11This row shows the number of time-based AGM RSUs, which vest in three equal installments on each of June 30, 2023, 2024 and 2025.

2023 Option Exercises and Stock Vested Table

The following table provides information for the NEOs on the number of shares of AGM common stock acquired upon exercise of stock options and vesting of stock awards in 2023 and the value realized at such time, calculated based on the closing trading price of a share of AGM common stock on the first trading day prior to the applicable vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Conversion (#)	Value Realized on Conversion ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
James R. Belardi	—	$—	154,905	1	$12,937,932
Grant Kvalheim	145,489	$7,167,968	541,148	2	$42,937,334
Martin P. Klein	—	$—	61,538	3	$4,472,349
Michael S. Downing	31,893	$1,731,350	18,861	4	$1,529,569
Douglas Niemann	—	$—	24,733	5	$1,904,623
John L. Golden	71,525	$3,218,748	32,075	6	$2,395,469
1Comprised of (1) AGM RSUs and AGM RSAs granted in exchange for restricted share awards issued as part of annual incentive awards in each of 2020 and 2021, all of which vested on January 1, 2023 with a market value of $63.79 per share, and (2) AGM RSUs granted in each of 2022 and 2023 that vested on December 31, 2023 with a market value of $93.19 per share.
2Comprised of (1) AGM RSUs that vested on January 1, 2023 with a market value of $63.79 per share, (2) AGM RSUs that vested on October 30, 2023 with a market value of $80.16 per share, and which are scheduled to settle within sixty (60) days following January 1, 2029, subject to NEO’s continued employment through the applicable settlement date, and (3) AGM RSUs that vested on December 31, 2023 with a market value of $93.19 per share.
3Comprised of (1) AGM RSUs that vested on January 1, 2023 with a market value of $63.79 per share, and (2) AGM RSUs that vested on December 31, 2023 with a market value of $93.19 per share.
4Comprised of (1) AGM RSUs that vested on January 1, 2023 with a market value of $63.79 per share, (2) AGM RSUs that vested on February 28, 2023 with a market value of $70.42 per share, and (3) AGM RSUs that vested on December 31, 2023 with a market value of $93.19 per share.
5Comprised of (1) AGM RSUs that vested on January 1, 2023 with a market value of $63.79 per share, (2) AGM RSUs that vested on February 28, 2023 with a market value of $70.42 per share, and (3) AGM RSUs that vested on December 31, 2023 with a market value of $93.19 per share.
6Comprised of (1) AGM RSUs that vested on January 1, 2023 with a market value of $63.79 per share, (2) AGM RSUs that vested on February 28, 2023 with a market value of $70.42 per share, and (3) AGM RSUs that vested on December 31, 2023 with a market value of $93.19 per share.

2023 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)[1]	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)[2]	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)[3]
James R. Belardi	$—	$—	$—	$—	$—
Grant Kvalheim	$31,046,266	$—	$16,609,752	$—	$52,932,572
Martin P. Klein	$—	$—	$2,468,630	$—	$6,121,651
Michael S. Downing	$—	$—	$1,371,445	$—	$3,400,876
Douglas Niemann	$—	$—	$1,201,395	$—	$2,979,191
John L. Golden	$—	$—	$1,920,037	$—	$4,761,263

1The amounts reported in this column are included in the Stock Awards column of the 2023 Summary Compensation Table.
2Reflects increase in value of AGM RSUs with a delayed settlement due to the increase in stock price as compared to the grant date of these awards.
3Amounts in this column represent the value of fully vested AGM RSUs that are scheduled to settle in equal installments in each of February 2023, 2024 and 2025, subject to the NEO’s continued employment through the applicable settlement date. In the event that an NEO’s employment terminates for any reason prior to the settlement of his AGM RSUs, the unsettled portion will instead be settled in February 2032, subject to the NEO’s execution and non-revocation of a release of claims in favor of AGM and the NEO’s continued compliance with any applicable restrictive covenants. For Mr. Kvalheim, the amount in this column also reflects the value of fully vested AGM RSUs that are scheduled to settle in early 2029, subject to Mr. Kvalheim’s continued employment through the applicable settlement date. In the event that Mr. Kvalheim resigns or retires prior to the settlement of these AGM RSUs, the unsettled portion will instead be settled in 2034, subject to the his execution and non-revocation of a release of claims in favor of AGM and his continued compliance with any applicable restrictive covenants.

2023 Potential Payments Upon Termination or Change-in-Control at Fiscal Year-End

The information below describes and quantifies certain compensation that would have become payable under existing plans and arrangements if the NEO’s employment had terminated on December 31, 2023. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any amounts actually paid or distributed may be different. Factors that could affect these amounts include the time during the year of any such event and the executive’s age.

Equity Awards

The equity awards issued to our NEOs, including time-based AGM RSUs and time-based AGM Options, will vest in full upon a termination of service by the Company without cause or by the participant for good reason, in each case, within 18 months following a change in control. In the event a participant’s termination of service results from the participant’s death or disability, each such equity award will vest in full. In addition, upon the retirement of a participant, AGM RSUs that were converted from performance-based RSUs in connection with the Mergers will vest on a pro rata basis in accordance with the time elapsed in the original performance period. As a result, no amounts are reported in the table below for the portion of the performance-based RSUs and performance-based RSAs that vested during 2023 as such amounts are reflected in the 2023 Option Exercises and Stock Vested Table.
Pursuant to Mr. Belardi’s employment agreement, in the event that Mr. Belardi experiences an Involuntary Termination, (i) any outstanding and unvested profits units that are held by Mr. Belardi that are subject to time-vesting and scheduled to vest during the one-year period following his termination will immediately vest, and (ii) any outstanding and unvested equity awards granted to Mr. Belardi as a component of an incentive bonus (Bonus Equity Awards) will immediately vest (based on target performance with respect to any performance-vesting awards). Under the terms of Mr. Belardi’s employment agreement, the value of the accelerated vesting of his Bonus Equity Awards in accordance with the foregoing would equal $1,329,355, assuming a December 31, 2023 termination of employment. Mr. Belardi did not have any outstanding and unvested profits units as of December 31, 2023.

The following table provides the cumulative intrinsic value (that is, the value based upon the share price of AGM common stock as of December 29, 2023 (the last trading day in 2023) which was $93.19, less the exercise price of any option awards) of all equity awards that would vest if (1) the NEO terminated employment as a result of death or disability as of December 31, 2023, (2) the NEO was terminated without cause or terminated employment for good reason as of December 31, 2023, (3) the NEO was terminated without cause or terminated employment for good reason within 18 months following a change in control of the Company as of December 31, 2023, or (4) there was a sale of the Company or change in control as of December 31, 2023.

2023 Potential Equity Benefits Upon Change in Control and Termination Table1

Name	Death or Disability	Termination by the Company Without Cause or by the NEO for Good Reason	Termination by the Company Without Cause or by the NEO for Good Reason within 18 months following a Change in Control	Change in Control
James R. Belardi	$9,612,085	$—	$1,660,462	$—
Grant Kvalheim	$5,418,731	$—	$2,198,271	$—
Martin P. Klein	$4,181,466	$—	$2,041,272	$—
Michael S. Downing	$2,411,903	$—	$1,087,487	$—
Douglas Niemann	$2,504,863	$—	$1,178,115	$—
John L. Golden	$2,909,589	$—	$1,812,123	$—
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

Name of Executive	Termination Scenario[1]	Athene Severance Pay
James R. Belardi	Voluntary Separation	$—
	Involuntary Separation	$5,931,685	2
	Termination For Cause	$—
Grant Kvalheim	Voluntary Separation	$—
	Involuntary Separation	$1,000,000	3
	Termination For Cause	$—
Martin P. Klein	Voluntary Separation	$—
	Involuntary Separation	$650,000	3
	Termination For Cause	$—
Michael S. Downing	Voluntary Separation	$—
	Involuntary Separation	$625,000	3
	Termination For Cause	$—
Douglas Niemann	Voluntary Separation	$—
	Involuntary Separation	$600,000	3
	Termination For Cause	$—
John L. Golden	Voluntary Separation	$—
	Involuntary Separation	$600,000	3
	Termination For Cause	$—
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
2.The total amount reported here represents the Company’s portion of the severance payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability, each of which is defined as an involuntary termination under Mr. Belardi’s employment agreement. In each of these scenarios, Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. In addition, Mr. Belardi would be entitled to reimbursement in an amount equal to $40,952 for the cost of continued medical coverage at active employee rates for up to 18 months. In the event of an involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional severance payment equal to his then-annual base salary multiplied by a bonus percentage, calculated based on the bonus paid to him in the year preceding his termination and divided by his annual base salary in the year preceding his termination. The amount reported here includes such additional severance payment, which would only be payable in the event of an involuntary termination other than due to death or disability. Under the ISG partnership agreement, on an involuntary termination or a resignation that satisfies the partnership agreement's notice and other requirements, on or after December 31, 2023, Mr. Belardi's ISG partnership interest will be redeemable for an amount equal to five times the average annual distributions on the ISG partnership interest for the preceding two years. Any redemption of the ISG partnership interest is subject to Mr. Belardi's continued compliance with all applicable restrictive covenants, and may be settled in cash or stock at our option. Mr. Belardi would have been eligible to receive an amount equal to $190,705,435 upon an involuntary termination on December 31, 2023 in redemption of his ISG partnership interest, which may be payable in cash or in shares of common stock in the Company’s discretion. Mr. Belardi is obligated to protect our confidential information both during and after employment. He is also obligated to refrain from competing or soliciting customers until 12 months after he ceases to own or control his ISG partnership interest, and from soliciting employees until 24 months after such cessation.

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

We identified the median employee in 2023 by examining the total cash compensation for all employees, excluding our CEO, for the period from January 1, 2023 to December 31, 2023, who were employed by us as of December 31, 2023. We included all employees, whether employed on a full-time, part-time, or seasonal basis. In the US, we distinguished employees versus independent contractors based on the methodology we use for payroll purposes, which is based on IRS guidance. For non-US employees, we classified persons as our employees if we were the employer of record. Employees on leave of absence were included in the employee headcount. In identifying the median employee, we used total cash compensation, consisting of base salary plus target level bonus or variable sales-related compensation, as the consistently applied compensation measure. We believe the use of total cash compensation as the consistently applied compensation measure is reasonable because cash compensation represents the principal form of compensation that we use as we do not widely distribute annual equity awards to employees.

We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except that for any employee as of December 31, 2023 who was employed by us for only a portion of the period from January 1, 2023 to December 31, 2023, we adjusted their compensation as if the employee was employed for the entire period. We applied a US dollar exchange rate as of December 31, 2023 to any compensation paid in non-US currency.

In accordance with Item 402(u) of Regulation S-K, after identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the 2023 Summary Compensation Table. However, we used a different measurement of compensation to identify the median employee than we did for calculating the total compensation set forth in the 2023 Summary Compensation Table. Among other things, the 2023 Summary Compensation Table includes in compensation the value of equity awards.

For 2023,

•The annual total compensation of the median employee of the Company (other than Mr. Belardi) (the Median Employee) was $96,140.
•Mr. Belardi’s annual total compensation, as reported in the Total column of the 2023 Summary Compensation Table, was $50,782,768.
•Based on this information, the ratio of the annual total compensation of Mr. Belardi to the annual total compensation of the Median Employee is estimated to be 528 to 1.
Director Compensation

Neither Mr. Belardi nor any Apollo director, other than Dr. Puffer, who is not an employee of Apollo but acts as a consultant to Apollo and its affiliates, receive any additional compensation for serving as a director. For 2023, each of our other directors was eligible to receive annual compensation, all of which was paid in cash. No fees were paid specifically for attending regular board or committee meetings, however directors were eligible to receive, subject to certain exceptions, $5,000 per trip to the United Kingdom to physically attend board or standing committee meetings that took place in the United Kingdom, other than the four trips associated with our regularly scheduled quarterly board meetings. In light of the workload and broad responsibilities of the lead director, the lead director received additional annual compensation, payable in cash. Further, the chairpersons and non-chair members of the standing committees of the board of directors were entitled to receive additional cash retainers each year. A member of a committee who was also the chair of that committee received only the committee chair fee.

Element of Compensation	2023 fees
Annual retainer	$270,000
Lead director fees	36,750
Audit committee chair	36,500
Legal and regulatory committee chair	21,000
Risk committee chair	21,000
Audit committee members (non-chairperson)	15,750
Legal and regulatory committee members (non-chairperson)	10,500
Risk committee members (non-chairperson)	10,500

In addition, Mses. Taitz and Hormozi and Messrs. Borden and Ruisi each served as a director on the boards of one or more of our subsidiaries, for which they each received separate compensation.

Furthermore, Messrs. Beilinson and McCall served on a special committee, for which they each received separate compensation. The board of directors forms special committees from time to time to evaluate and provide recommendations to the board on potential significant transactions, including transactions involving Apollo that are outside the ordinary responsibilities of the conflicts committee. Due to the extensive demands on special committee members as a result of the conflicts involved and the complexity of the underlying transactions, the board has approved certain fixed fees to compensate special committee members for their additional service to the Company.

None of our non-employee directors held any outstanding equity awards as of December 31, 2023.

The table below indicates the elements and total value of cash compensation granted to each eligible director for services performed in 2023. Scott Kleinman, Gernot Lohr, Matthew R. Michelini, Marc Rowan, and Vishal Sheth did not receive any additional compensation for their service on the board of directors in 2023. Mr. Beilinson, Ms. Hormozi and Mr. Swann also serve on the AGM board of directors and received additional compensation for such service in 2023. As these services were not performed for Athene, the compensation for such services has been excluded from the table below.

2023 Director Compensation Table

Name	Fees Earned or Paid in Cash[1]		All Other Compensation[2]	Total
Marc Beilinson	$462,750	3	$—	$462,750
Robert L. Borden	306,750		30,000	336,750
Mitra Hormozi	291,000		90,000	381,000
Brian Leach	301,250		—	301,250
H. Carl McCall	172,500	4	—	172,500
Dr. Manfred Puffer	291,000		—	291,000
Lawrence J. Ruisi	317,000		75,000	392,000
Lynn Swann	275,250		—	275,250
Hope Schefler Taitz	322,250		105,000	427,250

[1] This column reflects the retainer and fees earned in 2023 for service on the board of directors and committees, including any fees earned for physical attendance at special meetings held in the United Kingdom.

[2] This column reflects fees earned in 2023 for serving as a director of a subsidiary/subsidiaries of the Company.
[3] Includes $135,000 received for serving on a special board committee.
[4] Includes $37,500 received for serving on a special board committee. H. Carl McCall previously served as a director of our Company until his resignation on June 7, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Stockholders
AGM, our parent company, owns all of our outstanding common stock (including any securities convertible or exchangeable within 60 days into shares of our common stock). As a result, other than AGM, there are no beneficial owners of more than five percent of any class of our voting securities and our management does not hold any of our shares of common stock. The address of AGM is 9 West 57th Street, 42nd Floor, New York, New York 10019.
The following table sets forth information regarding the beneficial ownership of AGM’s common stock as of February 1, 2024 by (i) each of our directors, (ii) each person who is a named executive officer for 2023, and (iii) all directors and executive officers as a group. The percentages of beneficial ownership are based on 567,822,755 shares of AGM common stock issued and outstanding as of February 1, 2024. The address of each of our directors and executive officers listed in the table below is c/o Athene Holding Ltd., 7700 Mills Civic Pkwy, West Des Moines, IA 50266.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the shares of AGM common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws.

	Amount and Nature of Beneficial Ownership
	Shares of AGM Common Stock Beneficially Owned
	Number of Shares[1]		Percent
Executive Officers and Directors
James R. Belardi	6,298,422	2	1.1%
Grant Kvalheim	1,948,059		*
Martin P. Klein	431,490		*
Michael Downing	270,306	3	*
Douglas Niemann	64,366		*
John L. Golden	88,979		*
Marc Beilinson	112,261		*
Robert L. Borden	19,655		*
Mitra Hormozi	28,708	4	*
Bogdan Ignaschenko	64,345		*
Brian Leach	38,503	5	*
Dr. Manfred Puffer	32,722		*
Marc Rowan	34,532,816	6	6.1%
Lawrence J. Ruisi	45,000		*
Vishal Sheth	37,360		*
Lynn Swann	5,510		*
Hope Schefler Taitz	81,700		*
All directors and executive officers as a group (17 persons)[7]	44,100,202		7.8%

*	Represents less than 1%
(1) The number of shares included in the table above includes the following underlying RSUs that will be delivered within 60 days of February 1, 2024: 93,699 shares for Mr. Belardi; 54,502 shares for Mr. Kvalheim; 40,497 shares for Mr. Klein; 29,095 shares for Mr. Downing; 30,982 shares for Mr. Niemann; 38,888 shares for Mr. Golden.

(2) Includes 508,572 vested options to acquire common stock. The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control. The number of shares also includes 372,798 shares held by the Belardi Family Irrevocable Trust, for which the named individual disclaims beneficial ownership.

(3) Includes shares that belong to the named individual’s spouse.

(4) Includes shares held by a third-party independently managed account that belongs to an entity controlled by the named individual’s spouse and over which the named individual’s spouse has a pecuniary interest.

(5) The number of shares includes shares held by a trust for the benefit of the named individual for which the named individual acts as trustee.

(6) The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control.

(7) The number of directors and executive officers as a group includes directors and named executive officers for 2023.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and transactions since January 1, 2023, for which the amount involved exceeds $120,000 and our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our voting common stock, including Apollo, have a direct or indirect material interest as well as certain other transactions.

Relationships and Related Party Transactions Involving Apollo or its Affiliates

AGM owns all of our outstanding common stock. Through our longstanding relationship with Apollo, which was a co-founder of the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. James R. Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Mr. Belardi is also a director of the general partner of ISG. One of our other directors, Mr. Rowan, also serves as a director of the general partner of ISG. Additionally, five of the twelve members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo or its affiliates. Five members of our board of directors, James Belardi, Marc Rowan, Marc Beilinson, Mitra Hormozi and Lynn Swann, also serve as directors of AGM.

The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $1.1 billion for the year ended December 31, 2023. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Investment Management Relationships

Substantially all of our invested assets are managed by Apollo pursuant to our IMAs. Apollo provides a full array of asset and portfolio management services to us. Apollo has deep sector experience in the asset management industry and has overseen our investment portfolio since our founding. The Apollo investment platform provides us with access to Apollo’s investment expertise and fully-built infrastructure without the burden of incurring the development and maintenance costs of building an in-house investment asset manager with the capabilities of Apollo. As of December 31, 2023, we had $259.3 billion of investments, including related parties.

As of December 31, 2023, Apollo’s investment professionals managed substantially all of the assets in the accounts owned by us or in accounts supporting reinsurance ceded to our subsidiaries by third-party issuers in a number of asset classes, including investment grade corporate credit, RMBS, high yield credit, CMLs, CLOs, CMBS, and certain ABS.

We have historically relied on Apollo to efficiently reinvest large blocks of invested assets we have acquired. Apollo’s investment professionals have developed an intimate knowledge of our liability profile, which is long-dated and predominantly surrender charge-protected. This knowledge serves as the foundation of our asset management strategy by enabling us to take advantage of our generally persistent liability profile and identify asset opportunities with an emphasis on earning incremental yield by taking measured liquidity risk and complexity risk, rather than assuming incremental credit risk. Through Apollo, we are able to source, value and invest in these high-quality assets to target and drive greater investment returns. Additionally, Apollo has tailored its service offering to our evolving needs. For example, Apollo has made and continues to make significant investment in asset origination capabilities to provide higher yielding assets to our investment portfolio.

Fee Structure – Under the Fee Agreement, we pay Apollo a base management fee of (1) 0.225% per year of the lesser of (A) $103.4 billion, which represents the aggregate market value of substantially all of the assets in the investment accounts and operating cash accounts of or relating to us and/or our subsidiaries, whether or not managed by ISG (Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. We also pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. In addition to the base and sub-allocation fees specified above, we pay Apollo a target annual target performance fee of $37.5 million, with the amount of the annual performance fee ranging from between 0% and 200% of such target amount, based on our performance against our spread related earnings for the year relative to our targets, beginning with the performance period for the second half of 2023. In connection with the adoption of the performance fee, ISG committed to implement service level improvements with respect to certain investment management related services provided by it to AHL. For the year ended December 31, 2023, we incurred management fees, inclusive of base, sub-allocation and performance fees, of $987 million.

From time to time, we participate in transactions in which one or more service providers affiliated with Apollo (each, an Apollo-Affiliated Service Provider) provide certain advisory services, such as structuring, capital markets advisory, syndication and/or other related services, and receive fees for such services (collectively, Apollo-ASP Fees). In 2023, we participated in 19 such transactions and bore the economic cost of $104 million of Apollo-ASP Fees. From time to time, we may receive certain upfront fees and/or fee rebates, in respect of our participation in such transactions. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which we are invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles. We believe that our relationship with Apollo has contributed to and will continue to contribute to our strong financial performance. For the year ended December 31, 2023, we generated net investment income of $11.1 billion. Net of the aforementioned fees, we achieved a consolidated net investment earned rate of 4.61% for the year ended December 31, 2023.

Termination of ACRA System Investment Management or Advisory Agreements with Apollo – The investment management or advisory agreements between us and the applicable Apollo subsidiary have no stated term and may be terminated by either the applicable Apollo subsidiary, us, or our relevant Company subsidiary, as applicable, upon notice at any time. However, the Fee Agreement provides that, with respect to ACRA System IMAs, we may not, and will cause our subsidiaries not to, terminate any ACRA System IMA among us or any of our subsidiaries, on the one hand, and the applicable Apollo subsidiary, on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our independent directors and (ii) prior written notice to ISG or the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our independent directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, our board of directors may only terminate an ACRA System IMA on an IMA Termination Election Date for “AHL Cause” as defined in the Fee Agreement and pursuant to the provisions set forth therein.

The Fee Agreement gives our independent directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any ACRA System IMA with the applicable Apollo subsidiary, and therefore our independent directors are under no obligation to make, and accordingly may exercise their discretion never to make, such a determination.

The boards of directors of our subsidiaries may terminate an ACRA System IMA with the applicable Apollo subsidiary relating to the applicable Company subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of the Fee Agreement, which could subject us to regulatory scrutiny, expose us to stockholder lawsuits and could have a negative effect on our financial condition and results of operations.

Apollo Fund Investments

Apollo invests certain of our assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by Apollo or by one or more of Apollo’s subsidiaries (Apollo Fund Investments). Apollo Fund Investments comprised 95% of our net alternative investment portfolio as of December 31, 2023. Apollo’s alternative investment strategy is inherently opportunistic and subject to concentration limits on specific risks. We opportunistically allocate 5-6% of the assets in the Accounts to alternative investments. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk. As of December 31, 2023, 5% of our net invested assets were invested in Apollo Fund Investments. Fees related to such invested assets varied from 0% to 2% per year with respect to management fees and 0 to 20% of profits for carried interest, subject in many cases to preferred return hurdles.

Our Apollo Fund Investments, net of ACRA noncontrolling interests, consisted of the following:

	December 31, 2023
(In millions, except percentages)	Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels	$691	6.2%
Redding Ridge	571	5.2%
NNN Lease	459	4.1%
MidCap Financial	528	4.8%
Foundation Home Loans	242	2.2%
PK AirFinance	251	2.3%
Aqua Finance	215	1.9%
Other	243	2.2%
Total strategic origination platforms	3,200	28.9%
Strategic retirement services platforms
Athora	1,106	10.0%
Catalina	382	3.4%
Challenger	274	2.5%
Venerable	181	1.6%
Total strategic retirement services platforms	1,943	17.5%
Apollo and other fund investments
Equity	2,235	20.2%
Hybrid	2,490	22.5%
Yield	864	7.8%
Other	351	3.2%
Net Apollo fund investments	$11,083	100.0%

As of December 31, 2023, 16.3% of our total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which Apollo, or an Apollo affiliate, has significant influence or control over the issuer of a security or the sponsor of the investment fund. The following table summarizes our cash flow activity related to these investments for the period presented below:

(In millions)	Year ended December 31, 2023
Sales, maturities and repayments	$3,746
Purchases	(10,124)

Certain members of our board of directors and certain of our executive officers may directly receive carried interest or may receive a portion of the carried interest that Apollo receives from fund investments in which we are invested. Certain directors may invest in fund investments in which we have invested. Additionally, Mr. Belardi also has interests in certain of these fund investments. Certain directors and officers from time to time may invest in Apollo funds or co-investments in certain cases without being charged management fees or carried interest.

Apollo Aligned Alternatives

The majority of our alternative investments are held in AAA and we consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative AUM by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

Athora

We have an investment in Athora’s equity which we hold as an investment fund and, as of December 31, 2023, represented 10% of the aggregate voting power of and 16% of the economic interest in Athora. We have also invested in Athora’s non-redeemable preferred stock. The following summarizes our net invested assets in Athora:

(In millions)	December 31, 2023
Investment fund	$1,106
Non-redeemable preferred stock	242
Total Athora net invested assets	$1,348

We also have a Cooperation Agreement (Cooperation Agreement), dated January 1, 2018, between us and Athora. Pursuant to the Cooperation Agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (a) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (b) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Notwithstanding the foregoing, pursuant to the Cooperation Agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the Cooperation Agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the Cooperation Agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2023, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

As of December 31, 2023, we had outstanding funding agreements in the aggregate principal amount of $61 million issued to Athora. We also have commitments to make additional equity investments in Athora of $535 million as of December 31, 2023. Additionally, our Executive Vice President and Chief Financial Officer, Mr. Klein, and one of our directors, Mr. Rowan, currently serve on the board of Athora, and certain of our directors are also indirect investors in Athora.

Atlas

In connection with our, Apollo and CS’s previously announced transaction, certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM have each issued an assurance letter to CS to guarantee the full amount of $3.3 billion. In exchange for the purchase price, Atlas received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has entered into an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of our guarantees related to the Transaction are not material to the consolidated financial statements.

Certain affiliates of us (the Athene Lenders) have also entered into junior financing transactions with Atlas as part of the Transaction, pursuant to which the Athene Lenders have agreed to make loans to certain affiliates of Atlas from time to time up to an aggregate of $1 billion for a specified revolving period. The Athene Lenders have also entered into junior financing transactions pursuant to repurchase arrangements with Atlas as part of the Transaction, pursuant to which the Athene Lenders have agreed, on an uncommitted basis, to make loans to certain affiliates of Atlas from time to time in connection with the financing of residential and commercial mortgage loans.

The following summarizes our net invested assets in Atlas:

(In millions)	December 31, 2023
Fixed income securities	$753
Reverse repurchase agreement	552
Total Atlas net invested assets	$1,305

Catalina

We have an investment in Apollo Rose II (B) (Apollo Rose), which we consolidate as a VIE. Apollo Rose has equity interests in Catalina Holdings (Bermuda) Ltd. (Catalina) and is reflected as a related party investment fund in assets of consolidated VIEs on the consolidated balance sheets. During the fourth quarter of 2022, we entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., a subsidiary of Catalina, to cede $4.9 billion of funding agreements. In January 2024, we entered into a reinsurance agreement with Catalina Re Archdale Life Insurance Company Ltd., a subsidiary of Catalina, to cede a quota share of certain of our retail annuity business issued on or after January 1, 2024. One of our directors, Mr. Puffer, currently serves on the board of Catalina.

MidCap Financial

We hold significant investments in MidCap Financial through our investment in AAA. In addition, one of our directors, Hope Taitz, currently serves on the board of MidCap Financial. The following summarizes our net invested assets in MidCap Financial and its affiliates:

(In millions)	December 31, 2023
Investment fund	$528
Senior unsecured notes	128
Fixed income securities	1,598
Total MidCap Financial net invested assets	$2,254

MidCap Financial may also originate or source loans that we purchase directly, consisting of ABS and CLO securities issued by MidCap Financial affiliates, which are included in the table above as fixed income securities. As is customary practice for loan originators, MidCap Financial may retain a percentage of the origination fees on the loans we purchase that are paid by the borrowers and may also act as agent for the lenders under the related loan agreements.

PK AirFinance

We have investments in PK AirFinance, an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes, which are secured by the Aviation Loans. We have senior notes of PK AirFinance and also hold an equity investment in PK Air Holdings through our investment in AAA. The following summarizes our net invested assets in PK AirFinance:

(In millions)	December 31, 2023
Investment fund	$251
Fixed income securities	1,605
Total PK AirFinance net invested assets	$1,856

Venerable

VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable. We have a minority equity investment in VA Capital, and also have term loans receivable from Venerable due in 2033. The following summarizes our net invested assets relating to Venerable:

(In millions)	December 31, 2023
Investment fund	$181
Term loans receivable	266
Total Venerable net invested assets	$447

We also have coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to those coinsurance and modco agreements. We recognized a gain of $555 million, which is included in other revenues on the consolidated statements of income (loss), in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the recapture, we were required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

Additionally, certain of our directors and executive officers are co-investors with us in our minority equity investment in VA Capital and the term loans to Venerable.

Wheels

We have an indirect limited partnership investment in Athene Freedom, for which an Apollo affiliate is the general partner. We hold our investment in Athene Freedom through our investment in AAA. Athene Freedom invests in Wheels. Additionally, we own fixed income securities issued by Wheels. We expect Wheels will continue to issue ABS securities going forward which may be appropriate for our investment portfolio. The following summarizes our net invested assets in Wheels:

(In millions)	December 31, 2023
Investment fund	$691
Fixed income securities	734
Total Wheels net invested assets	$1,425

ACRA

In order to support growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We own 36.55% of ACRA 1’s economic interests and all of ACRA 1’s voting interests, with the remaining 63.45% of the economic interests being owned by ADIP I, a series of funds managed by Apollo. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2. During the commitment period, ACRA 2 has the right to participate in substantially all new inorganic transactions, pension group annuity transactions, funding agreement transactions and certain flow reinsurance transactions executed by us. In addition, a quota share of certain of our retail annuity business issued on or after January 1, 2023 is currently retroceded to a subsidiary of ACRA 2.

These strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues and sustain our profitable growth strategy at scale in a capital efficient manner, while maintaining a strong financial position.

In connection with each transaction in which an ACRA entity elects to participate (each, a Participating Transaction), such ACRA entity will generally pay ALRe a fee (Wrap Fee) on the reserves of the assumed or acquired business. The Wrap Fee is expected to be approximately 15 basis points per year, based on a scale which increases from 10 to 16 basis points as the portion of the reserves economically attributed to the applicable ADIP fund increases.

In general, (a) on or about the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on or about the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the commitment period), ALRe or its applicable affiliate has the right (Commutation Right) to terminate the applicable ACRA entity’s participation in such Participating Transaction based on a book value pricing mechanism and subject to the ability of the applicable ADIP fund to reject the commutation if a minimum return with respect to such Participating Transaction is not achieved. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then the applicable ACRA entity’s obligation to pay the Wrap Fee in connection with such Participating Transaction will terminate, and, subject to certain exceptions (and the applicable terms and conditions of the applicable ACRA Framework Agreement and related transaction documents), ALRe will be required to pay such ACRA entity a fee calculated in the same manner as the Wrap Fee. In addition, if the applicable ACRA entity fails to satisfy minimum aggregate capital requirements, ALRe has the right to recapture or assign to another of our subsidiaries a portion of the business retroceded to such ACRA entity (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.

As of December 31, 2023, ALRe, ALReI and AARe had retroceded to ACRA $91 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above.

As of December 31, 2023, ADIP II had raised approximately $3.4 billion in capital commitments, of which $1.6 billion was available to deploy into future transactions. There were no remaining ADIP I capital commitments available to deploy as of December 31, 2023.

During the year ended December 31, 2023, we received capital contributions relating to ACRA of $996 million from ADIP and distributed $539 million to ADIP.

Commercial Mortgage Loan Servicing Agreements

We have entered into commercial mortgage loan servicing agreements with Apollo. Pursuant to these agreements, we have engaged Apollo to (1) assist with the origination of and provide servicing of, commercial loans that we own or in which we participate, which are secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties. During the year ended December 31, 2023, we incurred $0.4 million under the commercial mortgage loan servicing agreements.

Dividends Declared and Other Contributions

During the year ended December 31, 2023, our board of directors declared and we paid common stock dividends of $937 million to AGM. Additionally, we received contributions from AGM of $1.3 billion during the year ended December 31, 2023.

Intercompany Notes

AHL and AGM entered into two unsecured revolving notes each dated as of December 13, 2022 which permit AHL and AGM to borrow up to $500 million from each other with an interest rate equal to the mid-term applicable federal rate in effect each day on which there is a principal balance and a maturity date of December 13, 2025. As of December 31, 2023, the revolving note receivable from AGM had an outstanding principal balance of $109 million and there was no outstanding balance on the revolving note payable to AGM.

Investment Portfolio Trades with Affiliates

From time to time, Apollo executes cross trades which involve the purchase or sale of assets in a transaction between us, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which Apollo or its affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, we may purchase or sell securities from or to related parties, other than through a cross trade transaction. We believe that these transactions are undertaken at market rates, and are executed based on third-party valuations where possible. For the year ended December 31, 2023, the aggregate value of such transactions where we acquired investments from related parties amounted to $996 million. For the year ended December 31, 2023, we sold $43 million of investments to related parties.

Services Agreement

We have entered into a services agreement (Services Agreement) with AGM and AAM, which provides a framework pursuant to which each of the Company, AGM and AAM may, in its sole discretion, provide (or cause its direct or indirect subsidiaries to provide) services to one another on a non-exclusive basis following completion of the Mergers. Pursuant to the Services Agreement, any party may request that another party provide finance, investor relations, legal, compliance, consulting, investment professional, executive, administrative and other services to the requesting party. The provision of any services pursuant to the Services Agreement will be subject to the mutual agreement of the service recipient and the service provider, and the service recipient will be required to pay fees and expenses to the service provider as may be mutually agreed by such service recipient and service provider. In addition, the service recipient will be required to indemnify the service provider against any loss or liability arising out of the services provided by the service provider pursuant to the Services Agreement. For the year ended December 31, 2023, we paid or reimbursed Apollo or its affiliates $37 million in fees and expenses pursuant to the Services Agreement.

Shared Service Agreements

We have entered into shared services agreements with ISG. Under these agreements, we and ISG make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days’ notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things. During the year ended December 31, 2023, we paid ISG $12 million under the shared services agreements.

Strategic Partnership

We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo are designed to be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership remain subject to our existing governance processes, including approval by our conflicts committee, where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. During the year ended December 31, 2023, we invested a net $6 million under the Strategic Partnership, inclusive of amounts invested through our investment in AAA.

Rackspace Global Services Agreement

We have a global services agreement with Rackspace US, Inc. (Rackspace), a portfolio company of a fund managed by Apollo, pursuant to which Rackspace provides us with certain information technology services. The term of the agreement is three years and during the year ended December 31, 2023, we paid or accrued $0.5 million for services rendered.

Third Party Sub-Advisory Agreements

In the limited instances in which Apollo desires to invest in asset classes for which it does not possess the investment expertise or sourcing abilities required to manage the assets, or in instances in which Apollo makes the determination that it is more effective or efficient to do so, Apollo mandates third-party sub-advisors to invest in such asset classes, and we reimburse Apollo for fees paid to such sub-advisors. For the year ended December 31, 2023, we reimbursed $6 million of sub-advisory fees to Apollo for the benefit of third-party sub-advisors.

Other Related Party Transactions and Relationships

We have established an employee annuity program, pursuant to which any eligible employees, including each of our named executive officers, and directors (or estate planning vehicles respectively established or controlled by them or their immediate family members), may purchase certain of the annuities that we sell through our retail channel. In certain instances, annuities purchased through the program are free of commissions, and amounts that we would have otherwise paid as commissions are added to the value of the contract at the time of issuance. In other instances, certain fees that are required to be paid in connection with the underlying Apollo fund investments are rebated to the policyholder. In November 2023, one of our named executive officers purchased an annuity under the program for $2 million. Pursuant to the terms of the program, $60,000 was added to the value of his contract in lieu of commissions.

Under our certificate of incorporation, in most circumstances we will be obligated to indemnify the following persons, to the fullest extent permitted by applicable law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she, or a person for whom he or she is the legal representative, is or was our director or officer, while our director or officer, is or was serving at our request as a director, officer, employee or agent of another entity, including service with respect to employee benefit plans and any person that the Board in its sole discretion designate as an indemnified person as permitted by applicable law.

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

We also currently maintain liability insurance for our directors and officers.

Susy Gooding, SVP Group Treasurer, is the spouse of a related person as defined in our Related Party Transactions Policy. Ms. Gooding’s compensation in 2023 was approved by the Audit Committee as a related party transaction because her compensation was in excess of $120,000. Ms. Gooding was not a named executive officer in 2023.

Related Party Transactions Policy

We have established a related party transactions policy which provides procedures for the review of transactions in excess of $120,000 in any year between us and any covered person having a direct or indirect material interest with certain exceptions. Covered persons include any director, executive officer, director nominee, stockholders known to us to beneficially own 5% or more of our common stock or any immediate family members of the foregoing. Any such related party transaction requires advance approval by a majority of our independent directors or by our conflicts committee to the extent that such transactions constitute Apollo Conflicts (as described below), related party transactions incidental or ancillary thereto, or any other related party transaction relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group. To the extent that the related party transaction is other than either an Apollo Conflict or a related party transaction that is incidental or ancillary thereto, or any other related party transaction relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group, our audit committee charter provides that the audit committee has the authority to review and approve all such transactions.

Our bylaws require us to maintain a conflicts committee designated by our board of directors, consisting of directors who are not officers, general partners, directors (other than independent directors of AGM), managers or employees of any member of the Apollo Group. The conflicts committee consists of Messrs. Beilinson and Borden and Ms. Taitz. The conflicts committee reviews and approves material transactions by and between the Company and its subsidiaries, on the one hand, and the Apollo Group, on the other hand, including any modification or waiver of the IMAs with the applicable Apollo subsidiary, subject to certain exceptions.

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
•any acquisition or reinsurance transaction not contemplated by the definition of Qualifying Transaction (as defined in each applicable ACRA Framework Agreement) to be offered to any ACRA entity except for transactions that expressly do not require approval by the conflicts committee of or applicable to the applicable ACRA entities pursuant to the terms of the applicable ACRA Framework Agreement; or
•the exercise of ALRe’s commutation right under the terms of the applicable ACRA Reinsurance Program Agreements, in each case, as recommended by management of the Company.

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
6.the performance in accordance with their terms of any agreement validly entered into with the Apollo Group (i) in existence as of the date of the procedures of the conflicts committee were adopted or (ii) after the date of the adoption of the Company’s bylaws with the consent of the conflicts committee;
7.a transaction that has been approved by a majority of the Company’s disinterested directors, provided that the disinterested directors are notified that such transaction would otherwise constitute an Apollo Conflict prior to such approval;
8.material amendments to contracts or transactions previously approved by the conflicts committee or a majority of the Company’s disinterested directors, or which are not required to be approved by either, so long as, in each case, such amendments either (i) are not materially adverse to the Company or any of its subsidiaries, or (ii) would not cause the relevant contract or transaction to require approval by the conflicts committee or a majority of the Company’s disinterested directors under our bylaws after giving effect to the relevant amendment;
9.any modification, supplement, amendment or restatement of the bylaws that has been approved in accordance with the Company’s bylaws;
10.the entry into any IMA with the Apollo Group or amending an MSAA currently in effect (or entering into a new MSAA), so long as (i) such agreement is on terms in the aggregate (including expense reimbursement and indemnities) no less favorable to the Company than customary market terms (excluding the fees charged under the IMA); and (ii) either (a) the rates on AUM under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 60 basis points per annum for non-alternative assets; (b) the rates on AUM under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 100 basis points per annum for alternative assets; or (c) such agreement provides the Company or its subsidiary, as applicable, with the same or better terms or a most favored nations clause (in all cases, taken as a whole with respect to such agreement and without consideration of any Designated Terms) with respect to other investors (excluding Designated Investors) who have entered into an investment management agreement or sub-advisory or similar agreement with the Apollo Group for the same asset class and whose AUM with respect to such agreement and asset class are all equal or less than those subject to the agreement between the Company and the Apollo Group with respect to such asset class. In addition, investments in (i) an Apollo sponsored vehicle or (ii) a person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation, in each case, shall be deemed not to be Apollo Conflicts as long as such Apollo-sponsored vehicle or such person or entity charges fees in line with those discussed in (a) and (b) above (excluding fees payable to a broker-dealer that is a member of the Apollo Group, which fees are subject to item (14) below);
11.allocations of costs or expenses between the Company or any of its subsidiaries and the Apollo Group not in excess of 10 basis points per annum, calculated on the gross invested assets of the Company and its subsidiaries (including the ACRA entities and accounts supporting reinsurance agreements for which the Company or a subsidiary thereof acts as reinsurer as of the effective date of such allocation) (provided that any such allocation of costs or expenses may not be used to pay investment management fees), including any cost-sharing, shared services or similar agreement with any member of the Apollo Group (and amendments or modifications to any such agreements currently in effect) so long as the allocations of costs and expenses between the Company and the Apollo Group on an annual basis do not exceed such amount;
12.one or more investments by the Company or any subsidiary thereof in (a) an Apollo-sponsored vehicle or (b) any person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation, in each case, including any upsize, renewal or extension of an existing investment, up to and including an amount equal to 1% of the gross invested assets of the Company and its subsidiaries (including the ACRA entities and accounts supporting reinsurance agreements for which the Company or a subsidiary thereof acts as reinsurer as of the effective date of such investment) per investment (or series of related investments), provided that (i) any such investment is on terms, including with respect to fees, which are in the aggregate no less favorable to Athene or a subsidiary thereof than terms a similarly situated but unaffiliated person would receive in an arm’s length transaction, (ii) the (a) management fees earned by the Apollo Group shall not exceed 2% of assets or commitment, as applicable, and (b) carried interest or performance fees earned by the Apollo Group for any such investment shall not exceed 20% of the profits, and (iii) any special fees or other fees earned by any member of the Apollo Group in connection with any such investment shall offset management fees (to the extent of management fees) or if such fees do not offset management fees, they shall be arm’s length or approved by the Apollo-sponsored vehicle’s or such other investee’s limited partner advisory board;

13.the inclusion of (a) (i) new production from in-force flow reinsurance transactions and (ii) new funding agreements as Qualifying Transactions to be offered to ACRA 1 pursuant to the terms of the ACRA 1 Framework Agreement; and (b) the inclusion of transactions as Qualifying Transactions to be offered to an ACRA entity pursuant to the terms of any other applicable ACRA Framework Agreement that expressly do not require approval by the applicable ACRA conflicts committee pursuant to the terms of the applicable ACRA Framework Agreement;
14.any other class of transactions, rights, fees or agreements (i) approved by (a) the ACRA conflicts committee in accordance with such committee’s charter and procedures in effect on such date, (b) any committee of independent or disinterested directors or managers of the Company or its subsidiaries, as applicable, or any side car, joint venture or investment entity in which the Company or its subsidiary, as applicable, maintains investments or (c) any other committee of independent or disinterested members of the Company’s board of directors, or (ii) determined by approval of the conflicts committee to not (x) constitute an Apollo Conflict a related party transaction incidental or ancillary thereto, or any other related party transaction relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group, or (y) require approval of the Company’s conflicts committee; provided that any approval set forth in clause (i) will be disregarded to the extent that the applicable approving body has a material adverse interest to the Company in the applicable transaction being approved;
15.any placement agent, underwriter or other agreement with a broker-dealer that is a member of the Apollo Group, so long as (i) such agreement is on terms in the aggregate (including expense reimbursement and indemnities) no less favorable to the Company than customary market terms (excluding the fee rates and/or fees charged thereunder), including the terms of similar agreements with any unaffiliated broker-dealers providing similar services in connection with the same or a similar transaction, and (ii) the fee rate and/or fees payable to such broker-dealer are in the aggregate no less favorable to the Company than the fee rate and/or fees a similarly situated but unaffiliated broker-dealer would charge in a similar transaction negotiated on an arm’s -length transaction, including the fee rate or fees payable to any unaffiliated broker-dealers providing similar services in connection with the same or a similar transaction;
16.any increase in the fee rates on AUM charged to the Company, any of its subsidiaries or any funds withheld accounts or modified coinsurance accounts established by reinsurance counterparties of the Company or its subsidiaries for the purpose of maintaining assets supporting business ceded or retroceded to any such entity, in each case by a member of the Apollo Group with respect to investment management, investment advisory or related services (whether under the IMA or any other investment management agreement, any MSAA or otherwise) as long as such increase would not cause the aggregate blended fee rate on AUM charged to the Company and its subsidiaries and such funds withheld accounts and modified coinsurance accounts to increase over any one-year period by more than the greater of (x) 5% and (y) the then-current Consumer Price Index for All Urban Consumers;
17.any investment by the Company or any of its subsidiaries in any new side car, joint venture or other investment entity alongside a member of the Apollo Group, including a new ACRA entity; provided, that such investment provides the Company or its subsidiary, as applicable, with terms that are in the aggregate no less favorable to such entity than those that apply to the Company’s existing investment in ACRA HoldCo or any similar investment that has been approved by the conflicts committee, as well as any agreement entered into with any member of the Apollo Group in connection with such investment so long as the terms thereof are in the aggregate no less favorable to Athene than the terms of similar agreements entered into in connection with the Company’s existing investment in ACRA HoldCo or any similar investment that has been approved by the conflicts committee;
18.any (i) payment by the Company of dividends or other distributions to its stockholders or (ii) receipt of capital contributions by the Company from its stockholders, in each case, as long as such payments or capital contributions (as applicable) are made in compliance with all applicable regulatory requirements; and
19.any transactions, rights, fees or other agreements with respect to investments to the extent held in any funds withheld accounts, modified coinsurance accounts, reinsurance trust accounts or similar accounts established by the Company or any if its subsidiaries to the extent supporting business ceded or retroceded to third-party reinsurance counterparties of the Company or any of its subsidiaries.

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

Item 14.    Principal Accountant Fees and Services

Principal Accountant Fees and Services

Deloitte & Touche LLP serves as our principal accountant. The following summarizes the fees for services provided by Deloitte & Touche LLP:

	Years ended December 31,
	2023			2022
(In millions)	Athene	Consolidated VIEs	Total	Athene	Consolidated VIEs	Total
Audit fees[1]	$18	$3	$21	$14	$2	$16
Audit-related fees[2]	1	—	1	1	—	1
Tax fees
Tax compliance fees	1	—	1	1	—	1
Tax advisory fees	1	—	1	—	—	—
All other fees	—	—	—	—	—	—
Total	$21	$3	$24	$16	$2	$18

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

ATHENE HOLDING LTD.
Schedule I — Summary of Investments — Other Than Investments in Related Parties

	December 31, 2023
(In millions)	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
AFS securities
US government and agencies	$6,161	$5,399	$5,399
US state, municipal and political subdivisions	1,296	1,046	1,046
Foreign governments	2,083	1,899	1,899
Public utilities	13,602	12,101	12,101
Redeemable preferred stock	1,052	1,048	1,048
Other corporate	73,648	65,060	65,060
Convertibles and bonds with warrants attached	41	37	37
CLO	20,506	20,207	20,207
ABS	13,942	13,383	13,383
CMBS	7,070	6,591	6,591
RMBS	8,160	7,567	7,567
Trading securities	2,028	1,706	1,706
Total fixed maturity securities	149,589	136,044	136,044
Equity securities
Public utilities	24	21	21
Banks, trust and insurance companies common stock[1]	358	—	358
Industrial, miscellaneous and all other common stock	10	9	9
Nonredeemable preferred stocks	1,000	905	905
Total equity securities	1,392	935	1,293
Mortgage loans	46,618		44,115
Investment funds	109		109
Policy loans	334		334
Funds withheld at interest	24,359		24,359
Derivative assets	5,298		5,298
Short-term investments	354		341
Other investments	1,206		1,206
Total investments	$229,259		$213,099

[1] Includes $358 million of equity securities without a readily determinable fair value.

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Balance Sheets

	December 31,
(In millions, except per share data)	2023	2022
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2023 – $8 and 2022 – $11)	$8	$10
Cash and cash equivalents	326	741
Investments in related parties
Equity securities, at fair value	249	274
Investment funds, at fair value	1,082	959
Other assets (related party: 2023 – $121 and 2022 – $74)	400	234
Notes and other receivables from subsidiaries	27	30
Investments in subsidiaries	16,577	9,555
Total assets	$18,669	$11,803
Liabilities and Equity
Liabilities
Debt	$4,209	$3,658
Other liabilities (related party: 2023 – $14 and 2022 – $24)	133	87
Notes and other payables to subsidiaries	489	900
Total liabilities	4,831	4,645
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Series E – par value $1 per share; $500 aggregate liquidation preference; authorized, issued and outstanding: 2023 and 2022 – 0.0 shares	—	—
Common stock – par value $0.001 per share; authorized: 2023 and 2022 – 425.0 shares; issued and outstanding: 2023 and 2022 – 203.8 shares	—	—
Additional paid-in capital	19,499	18,119
Retained earnings (accumulated deficit)	(92)	(3,640)
Accumulated other comprehensive loss	(5,569)	(7,321)
Total Athene Holding Ltd. stockholders’ equity	13,838	7,158
Total liabilities and equity	$18,669	$11,803

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
Statements of Income (Loss) and Comprehensive Income (Loss)

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Revenue
Net investment income (related party: 2023 – $85, 2022 – $58 and 2021 – $44)	$103	$65	$39
Investment related gains (losses)	—	31	58
Other revenues	2	—	7
Total revenues	105	96	104
Benefits and Expenses
Operating expenses (related party: 2023 – $106, 2022 – $99 and 2021 – $13)	345	304	261
Total benefits and expenses	345	304	261
Loss before income taxes and equity earnings in subsidiaries	(240)	(208)	(157)
Income tax expense (benefit)	(36)	1	(2)
Equity earnings (loss) in subsidiaries	4,869	(2,701)	4,014
Net income (loss) available to Athene Holding Ltd. stockholders	4,665	(2,910)	3,859
Less: Preferred stock dividends	181	141	141
Net income (loss) available to Athene Holding Ltd. common stockholders	$4,484	$(3,051)	$3,718

Net income (loss) available to Athene Holding Ltd. stockholders	$4,665	$(2,910)	$3,859
Other comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	1,749	(7,321)	(1,541)
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$6,414	$(10,231)	$2,318

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Statements of Cash Flows

	Successor		Predecessor
(In millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Net cash (used in) provided by operating activities	$(326)	$(248)	$203
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities	3	21	2
Purchases of:
Available-for-sale securities	—	(49)	(30)
Investment funds – related party	(8)	—	(6)
Equity securities – related party	—	(195)	(170)
Capital contributions to subsidiary	(335)	(275)	(330)
Receipts on loans to subsidiaries and parent	24	333	348
Issuances of loans to subsidiaries and parent	(103)	(328)	(244)
Other investing activities, net	(19)	46	66
Net cash used in investing activities	(438)	(447)	(364)
Cash flows from financing activities
Proceeds from debt	589	399	997
Proceeds from notes payable to subsidiaries	1,135	1,085	238
Repayment of notes payable to subsidiaries	(1,545)	(265)	(80)
Capital contributions from parent	1,250	—	—
Issuance of common stock	—	—	11
Issuance of preferred stock, net of expenses	—	487	—
Preferred stock dividends	(136)	(141)	(141)
Common stock dividends	(938)	(1,313)	—
Repurchase of common stock	—	—	(8)
Other financing activities, net	(6)	(2)	(12)
Net cash provided by financing activities	349	250	1,005
Net (decrease) increase in cash and cash equivalents	(415)	(445)	844
Cash and cash equivalents at beginning of year	741	1,186	342
Cash and cash equivalents at end of year	$326	$741	$1,186

Supplementary information
Cash paid for interest	$139	$111	$98
Non-cash transactions
Investment interests received in exchange for extinguishment of loan from subsidiary	—	—	1,206
Distributions to parent	—	2,145	—
Investments transferred for extinguishment of loan to subsidiary	—	82	—

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

For purposes of these condensed financial statements, AHL’s wholly owned and majority owned subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in subsidiaries are recorded on the condensed balance sheets. The income from subsidiaries is reported on a net basis as equity earnings of subsidiaries on the condensed statements of income (loss).

2. Intercompany Transactions

Unsecured Revolving Notes Receivable—AHL has unsecured revolving notes receivable and an unsecured note receivable from subsidiaries Athene USA Corporation (AUSA), Athene Life Re Ltd. (ALRe) and Athene Life Re International Ltd. (ALReI).

The unsecured revolving note receivable from AUSA has a borrowing capacity of $500 million and had an outstanding balance of $41 million and $12 million as of December 31, 2023 and 2022, respectively. Interest accrues at a fixed rate of 4.08% per year, and the balance is due on July 1, 2031, or earlier at AHL’s request.

The unsecured revolving note receivable from ALRe has a borrowing capacity of $4 billion and had no outstanding balance as of December 31, 2023 and 2022. Interest accrues at a fixed rate of 2.29% and has a maturity date of December 15, 2028, or earlier at AHL’s request.

The unsecured revolving note receivable from ALReI has a borrowing capacity of $100 million and had no outstanding balance as of December 31, 2023 and 2022. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of July 1, 2028, or earlier at AHL’s request.

Unsecured Revolving Notes Payable—In addition to the unsecured revolving notes receivable described above, AHL has unsecured revolving notes payable with ALRe and AUSA.

The unsecured revolving note payable to ALRe permits AHL to borrow up to $4 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2023 and 2022, the revolving note payable had an outstanding balance of $486 million and $896 million, respectively.

The unsecured revolving note payable to AUSA permits AHL to borrow up to $500 million with a fixed interest rate of 4.08% and a maturity date of July 1, 2031. As of December 31, 2023 and 2022, the revolving note payable had no outstanding balance.

3. Debt and Guarantees

AHL has entered into capital maintenance agreements with each of its material US insurance subsidiaries, pursuant to which AHL agrees to provide capital to the subsidiary to the extent that the capital of the subsidiary falls below a specified threshold as set with the applicable subsidiary’s domestic regulator. In addition, AHL entered into a capital maintenance agreement with its indirect subsidiary Athene London Assignment Corporation (Athene London) pursuant to which AHL agreed to contribute cash, cash equivalents, marketable securities or other liquid assets so as to maintain capital in Athene London to ensure that it has the necessary funds to timely satisfy any obligations it has under any assumed settlement agreement. AHL does not anticipate making any capital infusions in Athene London pursuant to the capital maintenance agreement.

See Note 12 – Debt and Note 17 – Commitments and Contingencies to the consolidated financial statements for additional information on AHL debt and guarantees.

4. Dividends, Return of Capital and Capital Contributions

During the years ended December 31, 2023, 2022 and 2021, AHL received $0 million, $0 million and $1,048 million, respectively, of dividends from subsidiaries. During the years ended December 31, 2023, 2022 and 2021, AHL contributed $335 million, $275 million and $330 million, respectively, to subsidiaries. See Note 15 – Statutory Requirements to the consolidated financial statements for additional information on subsidiary dividend restrictions.

ATHENE HOLDING LTD.
Schedule III — Supplementary Insurance Information

(In millions)	DAC, DSI and VOBA	Future policy benefits, losses, claims and loss expenses[1]	Other policy claims and benefits payable[2]	Premiums	Net investment income	Benefits, claims, losses and settlement expenses[3]	Amortization of DAC, DSI and VOBA	Policy and other operating expenses
2023 (Successor)
Total	$5,979	$261,708	$98	$12,749	$11,130	$21,067	$688	$1,848

2022 (Successor)
Total	$4,466	$218,696	$129	$11,638	$7,571	$11,346	$444	$1,495

2021 (Predecessor)
Total	$5,362	$198,813	$138	$14,262	$7,100	$20,176	$830	$1,128

[1] Represents interest sensitive contract liabilities, future policy benefits and market risk benefits on the consolidated balance sheets.
[2] Included in other liabilities on the consolidated balance sheets.
[3] Represents interest sensitive contract benefits, future policy and other policy benefits and market risk benefits remeasurement (gains) losses on the consolidated statements of income (loss).

ATHENE HOLDING LTD.
Schedule IV — Reinsurance

(In millions, except for percentages)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2023 (Successor)
Life insurance in force at end of year	$22,708	$27,107	$8,242	$3,843	214.5%
Premiums	10,525	89	2,313	12,749	18.1%
Year ended December 31, 2022 (Successor)
Life insurance in force at end of year	24,433	25,399	2,355	1,389	169.5%
Premiums	11,373	112	377	11,638	3.2%
Year ended December 31, 2021 (Predecessor)
Life insurance in force at end of year	26,858	30,949	5,518	1,427	386.7%
Premiums	13,989	115	388	14,262	2.7%

ATHENE HOLDING LTD.
Schedule V — Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2023 (Successor)
Valuation allowance on deferred tax assets	$105	$148	$—	$(228)	$25
Year ended December 31, 2022 (Successor)
Valuation allowance on deferred tax assets	66	53	—	(14)	105
Year ended December 31, 2021 (Predecessor)
Valuation allowance on deferred tax assets	74	12	—	(20)	66

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated March 8, 2021, by and among Athene Holding Ltd., Apollo Global Management, Inc., Tango Holdings, Inc. Blue Merger Sub, Ltd. and Green Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K on March 8, 2021).

3.1	Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 2, 2024).
3.2	Bylaws of Athene Holding Ltd., effective December 31, 2023 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on January 2, 2024).
4.1.1
Indenture for Debt Securities, dated as of January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2018).

4.1.2
First Supplemental Indenture, dated January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on January 12, 2018).

4.1.3
Second Supplemental Indenture, dated April 3, 2020, between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 6, 2020).

4.1.4
Third Supplemental Indenture, dated October 8, 2020, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 8, 2020).

4.1.5
Fourth Supplemental Indenture, dated May 25, 2021, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 25, 2021).

4.1.6
Fifth Supplemental Indenture, dated December 13, 2021, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 13, 2021).

4.1.7
Sixth Supplemental Indenture, dated November 21, 2022, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 21, 2022).

4.1.8
Seventh Supplemental Indenture, dated December 12, 2023, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1) to the Form 8-K filed on December 12, 2023).

4.1.9
Eighth Supplemental Indenture, dated December 31, 2023 between Athene Holding Ltd., a corporation organized in the State of Delaware (as successor to Athene Holding Ltd., a Bermuda exempted), and U.S. Bank Trust Company, National Association (as successor in interest to the U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on January 2, 2024).

4.2.1	Certificate of Designations of 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on January 2, 2024).
4.2.2
Form of Share Certificate evidencing 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on January 2, 2024).

4.2.3
Deposit Agreement, dated June 10, 2019, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.2.4
Amendment No. 1 to Series A Deposit Agreement, dated December 31, 2023, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A. collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.5 to the Form 8-K filed on January 2, 2024).

4.2.5	Form of Series A Depositary Receipt (included in Exhibit 4.2.4)
4.3.1	Certificate of Designations of 5.625% Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.7 to the Form 8-K filed on January 2, 2024).
4.3.2	Form of Share Certificate evidencing 5.625% Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.8 to the Form 8-K filed on January 2, 2024).
4.3.3
Deposit Agreement, dated September 19, 2019, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 19, 2019).

4.3.4
Amendment No. 1 to Series B Deposit Agreement, dated December 31, 2023, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A. collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.9 to the Form 8-K filed on January 2, 2024).

4.3.5	Form of Series B Depositary Receipt (included in Exhibit 4.3.4).
4.4.1	Certificate of Designations of 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.11 to the Form 8-K filed on January 2, 2024).
4.4.2	Form of Share Certificate evidencing 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.12 to the Form 8-K filed on January 2, 2024).
4.4.3
Deposit Agreement, dated June 11, 2020, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 11, 2020).

4.4.4
Amendment No. 1 to Series C Deposit Agreement, dated December 31, 2023, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.13 to the Form 8-K filed on January 2, 2024).

4.4.5	Form of Series C Depositary Receipt (included in Exhibit 4.4.4)
4.5.1	Certificate of Designations of 4.875% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.15 to the Form 8-K filed on January 2, 2024).
4.5.2	Form of Share Certificate evidencing 4.875% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.16 to the Form 8-K filed on January 2, 2024).

Exhibit No.	Description
4.5.3
Deposit Agreement, dated December 18, 2020, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 18, 2020).

4.5.4
Amendment No. 1 to Series D Deposit Agreement, dated December 31, 2023, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.17 to the Form 8-K filed on January 2, 2024).

4.5.5	Form of Series D Depositary Receipt (included in Exhibit 4.5.4)
4.6.1	Certificate of Designations of 7.750% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.19 to the Form 8-K filed on January 2, 2024).
4.6.2	Form of Share Certificate evidencing 7.750% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.20 to the Form 8-K filed on January 2, 2024).
4.6.3
Deposit Agreement, dated December 12, 2022, between Athene Holding Ltd., Computershare Inc., and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 12, 2022).

4.6.4
Amendment No. 1 to Series E Deposit Agreement, dated December 31, 2023, between Athene Holding Ltd., Computershare Inc. and Computershare Trust Company, N.A. collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.21 to the Form 8-K filed on January 2, 2024).

4.6.5	Form of Series E Depositary Receipt (included in Exhibit 4.6.4)
4.7	Description of Securities.
10.1
Underwriting Agreement, dated December 7, 2023, by and among Athene Holding Ltd. and Wells Fargo, LLC, BofA Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on December 12, 2023).

10.2
Credit Agreement, dated as of June 30, 2023, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as borrowers, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 7, 2023).

10.3
Guaranty, dated as of June 30, 2023, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as guarantors, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 7, 2023).

10.4
364 – Day Credit Agreement, dated as of June 30, 2023, among Athene Holding Ltd. and Athene Life Re Ltd., as borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 7, 2023).

10.5
Guaranty, dated as of June 30, 2023, between Athene Life Re Ltd., as guarantor, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on August 7, 2023).

10.6
Ninth Amended and Restated Fee Agreement, dated as of December 31, 2023, between Apollo Insurance Solutions Group L.P. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2024).

10.7
Applicable 2016 Liability Fee Discount, effective as of September 30, 2016, between Athene Asset Management, L.P. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.7.2 to the Form S-1 filed on October 25, 2016).

10.8.1
Second Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.30.1 to the Form 10-K filed on February 20, 2020).

10.8.2
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

10.8.3
Third Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.30.3 to the Form 10-K filed on February 20, 2020).

10.9.1	Cooperation Agreement, dated as of January 1, 2018, between AGER Bermuda Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2018).
10.9.2
Amendment No. 1 to the Cooperation Agreement, dated as of January 7, 2020, between Athora Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.31.2 to the Form 10-K filed on February 20, 2020).

10.10.1
Reinsurance agreement (FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 3, 2018).

10.10.2
First Amendment to Reinsurance Agreement (FA Business), effective as of July 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.32.2 to the Form 10-K filed on February 20, 2020).

10.10.3	Partial Recapture Amendment to Reinsurance Agreement (FA Business), effective as of July 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company.
10.11.1
Modified coinsurance agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 3, 2018).

10.11.2
First Amendment to Modified Coinsurance Agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.33.2 to the form 10-K filed on February 20, 2020).

10.12.1
Modified coinsurance agreement (FA Business), effective as of December 31, 2019, between Athene Annuity Re Ltd. and Venerable Insurance and Annuity Company (incorporated by reference to Exhibit 10.34 to the form 10-K filed on February 20, 2020).

Exhibit No.	Description
10.12.2	Partial Recapture Amendment to the Modified Coinsurance Agreement (FA Business), effective as of December 31, 2019, between Athene Annuity Re Ltd. and Voya Insurance and Annuity Company.
10.13.1
Coinsurance Agreement, dated as of June 18, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2020).

10.13.2
Amendment No. 1 to Coinsurance Agreement, dated September 30, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2020).

10.14
Amended and Restated Master Framework Agreement, dated as of December 31, 2021, by and between Athene Co-Invest Reinsurance Affiliate 1A Ltd. and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on February 25, 2022).

10.15
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

10.16
Master Framework Agreement, effective as of July 1, 2023, by and between Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2023).

10.17
Shareholders Agreement, effective as of July 1, 2023, by and between Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., Athene Life Re Ltd., and Apollo/Athene Dedicated Investment Program II, L.P. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 7, 2023).

10.18	Form of Director and Officer Indemnification Agreement.
10.19	Form of Director Retention Letter.
10.20†	Athene Holding Ltd. 2019 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 10, 2019 dated June 4, 2019).
10.21.1†
Form of 2016 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.26.2 to the Form 10-K filed on February 26, 2018).

10.21.2†
Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22.3 to the Form 10-K filed on February 20, 2020).

10.21.3†	Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q filed on May 10, 2021).
10.22.1†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to the Form 10-K filed on February 20, 2020).

10.22.2†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2.2 to the Form 10-Q filed on May 10, 2021).

10.23.1†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.24.3 to the Form 10-K filed on February 20, 2020).

10.23.2†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2.3 to the Form 10-Q filed on May 10, 2021).

10.24†
Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22.3 to the Form 10-K filed on February 20, 2020).

10.25.1†	Form of 2019 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2.5 to the Form 10-Q filed on May 10, 2021).
10.25.2†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.23.2 to the Form 10-K filed on February 20, 2020).

10.25.3†
Form of 2019 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2.4 to the Form 10-Q filed on May 10, 2021).

10.26†	Form of Restricted Cash Award Agreement (incorporated by reference to Exhibit 10.2.6 to the Form 10-Q filed on May 10, 2021).
10.27†
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 9, 2022).

10.28†
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 9, 2022).

10.29†
Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (2022) (incorporated by reference to Exhibit 10.32 to the Form 10-K filed on March 1, 2023).

10.30†
Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Post-Merger).(incorporated by reference to Exhibit 10.33 to the Form 10-K filed on March 1, 2023).

10.31†
Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (2023) (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on March 1, 2023).

10.32†	Form of ADIP (Athene) Carry Plan, L.P. Award Letter (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2020).
10.33†	Form of Apollo Supplemental Partner Program Award Letter (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on March 1, 2023).
10.34†	Apollo Supplemental Partner Program Plan Document (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on March 1, 2023).
10.35†
Amended and Restated Employment Agreement, dated as of June 16, 2022, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 9, 2022).

10.36†	Employment Agreement, dated as of October 12, 2015, between Athene Holding Ltd. and Martin P. Klein (incorporated by reference to Exhibit 10.15.3 to Form S-1 filed on October 25, 2016).

Exhibit No.	Description
10.37†
Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan, dated as of October 30, 2023, between Apollo Global Management, Inc. and Grant Kvalheim

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP regarding Athene Holding Ltd. financial statements.
23.2	Consent of Deloitte & Touche LLP regarding Athene Holding Ltd. financial statements.
24.1	Power of Attorney (included on the signature page hereto)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy relating to recovery of erroneously awarded compensation.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: February 27, 2024	/s/ Martin P. Klein
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below:

Signatures	Title	Date

/s/ James R. Belardi	Chairman and Chief Executive Officer	February 27, 2024
James R. Belardi	(Principal Executive Officer)

/s/ Martin P. Klein	Executive Vice President and Chief Financial Officer	February 27, 2024
Martin P. Klein	(Principal Financial Officer)

/s/ Sarah J. VanBeck	Senior Vice President and Corporate Controller	February 27, 2024
Sarah J. VanBeck	(Principal Accounting Officer)

/s/ Marc Beilinson	Director	February 27, 2024
Marc Beilinson

/s/ Robert Borden	Director	February 27, 2024
Robert Borden

/s/ Mitra Hormozi	Director	February 27, 2024
Mitra Hormozi

/s/ Bogdan Ignaschenko	Director	February 27, 2024
Bogdan Ignaschenko

/s/ Brian Leach	Director	February 27, 2024
Brian Leach

/s/ Dr. Manfred Puffer	Director	February 27, 2024
Dr. Manfred Puffer

/s/ Marc Rowan	Director	February 27, 2024
Marc Rowan

Signatures	Title	Date

/s/ Lawrence J. Ruisi	Director	February 27, 2024
Lawrence J. Ruisi

/s/ Vishal Sheth	Director	February 27, 2024
Vishal Sheth

/s/ Lynn Swann	Director	February 27, 2024
Lynn Swann

/s/ Hope Schefler Taitz	Director	February 27, 2024
Hope Schefler Taitz