Form 10-Q
period 2024-03-31
Athene Holding Ltd.
filed 2024-05-07
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37963
ATHENE HOLDING LTD.

(Exact name of registrant as specified in its charter)

Delaware		98-0630022
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
7700 Mills Civic Pkwy
West Des Moines, Iowa 50266
1-(515) 342-4678

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,000th interest in a
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A	ATHPrA	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
5.625% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series B	ATHPrB	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C	ATHPrC	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
4.875% Fixed-Rate Perpetual Non-Cumulative Preference Share, Series D	ATHPrD	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
7.75% Fixed-Rate Reset Perpetual Non-Cumulative Preference Share, Series E	ATHPrE	New York Stock Exchange

7.250% Fixed-Rate Reset Junior Subordinated Debentures due 2064	ATHS	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2024, 203,805,432 of our Class A common shares were outstanding, all of which are held by Apollo Global Management, Inc.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity, cash flows and performance may differ materially from that made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

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
•the failure of third-party ACRA investors to fund their capital commitment obligations; and

•other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2023 Annual Report and those discussed elsewhere in this report and in our 2023 Annual Report.

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

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (1) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (2) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within our US RBC Ratio and (2) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities as well as surplus assets. Gross invested assets include (a) total investments on the consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and block reinsurance outflows.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The adjustments to net investment income to arrive at our net investment earnings add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges, (e) amortization of premium/discount on held-for-trading securities and (f) the change in fair value of reinsurance assets, and remove the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2024	December 31, 2023
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2024 – $157,128 and 2023 – $147,561; allowance for credit losses: 2024 – $597 and 2023 – $590)	$142,873	$134,338
Trading securities, at fair value	1,685	1,706
Equity securities (portion at fair value: 2024 – $1,293 and 2023 – $935)	1,651	1,293
Mortgage loans, at fair value	48,207	44,115
Investment funds	110	109
Policy loans	330	334
Funds withheld at interest (portion at fair value: 2024 – $(3,362) and 2023 – $(3,379))	23,230	24,359
Derivative assets	7,159	5,298
Short-term investments, at fair value	340	341
Other investments (portion at fair value: 2024 – $1,113 and 2023 – $943)	1,371	1,206
Total investments	226,956	213,099
Cash and cash equivalents	15,250	13,020
Restricted cash	1,575	1,761
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2024 – $16,804 and 2023 – $14,455; allowance for credit losses: 2024 – $1 and 2023 – $1)	16,378	14,009
Trading securities, at fair value	781	838
Equity securities, at fair value	315	318
Mortgage loans, at fair value	1,263	1,281
Investment funds (portion at fair value: 2024 – $1,067 and 2023 – $1,082)	1,626	1,632
Funds withheld at interest (portion at fair value: 2024 – $(723) and 2023 – $(721))	6,028	6,474
Short-term investments	556	947
Other investments, at fair value	336	343
Accrued investment income (related party: 2024 – $168 and 2023 – $166)	2,332	1,933
Reinsurance recoverable (related party: 2024 – $1,125 and 2023 – $0; portion at fair value: 2024 – $1,468 and 2023 – $1,367)	5,183	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,408	5,979
Goodwill	4,064	4,065
Other assets (related party: 2024 – $226 and 2023 – $189)	10,185	10,179
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2024 – $624 and 2023 – $644)	2,034	2,136
Mortgage loans, at fair value (related party: 2024 – $378 and 2023 – $358)	2,147	2,173
Investment funds, at fair value (related party: 2024 – $16,327 and 2023 – $15,425)	16,816	15,927
Other investments, at fair value (related party: 2024 – $98 and 2023 – $80)	121	103
Cash and cash equivalents	93	98
Other assets	132	110
Total assets	$320,579	$300,579
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2024	December 31, 2023
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2024 – $8,099 and 2023 – $8,599; portion at fair value: 2024 – $11,696 and 2023 – $9,893)	$220,234	$204,670
Future policy benefits (related party: 2024 – $14 and 2023 – $9; portion at fair value: 2024 – $1,704 and 2023 – $1,700)	51,672	53,287
Market risk benefits (related party: 2024 – $224 and 2023 – $227)	3,723	3,751
Debt	5,740	4,209
Derivative liabilities	2,429	1,995
Payables for collateral on derivatives and securities to repurchase	8,147	7,536
Other liabilities (related party: 2024 – $1,750 and 2023 – $774)	4,396	2,781
Liabilities of consolidated variable interest entities (related party: 2024 – $490 and 2023 – $513)	1,082	1,115
Total liabilities	297,423	279,344
Commitments and Contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,520	19,499
Retained earnings (accumulated deficit)	868	(92)
Accumulated other comprehensive loss (related party: 2024 – $(315) and 2023 – $(357))	(5,628)	(5,569)
Total Athene Holding Ltd. stockholders’ equity	14,760	13,838
Noncontrolling interests	8,396	7,397
Total equity	23,156	21,235
Total liabilities and equity	$320,579	$300,579
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Revenues
Premiums (related party of $6 and $3 for the three months ended March 31, 2024 and 2023, respectively)	$101	$96
Product charges (related party of $9 and $10 for the three months ended March 31, 2024 and 2023, respectively)	238	198
Net investment income (related party investment income of $390 and $371 for the three months ended March 31, 2024 and 2023, respectively; and related party investment expense of $289 and $222 for the three months ended March 31, 2024 and 2023, respectively)	3,292	2,407
Investment related gains (losses) (related party of $(40) and $85 for the three months ended March 31, 2024 and 2023, respectively)	1,677	1,065
Other revenues	2	13
Revenues of consolidated variable interest entities
Net investment income (related party of $11 and $22 for the three months ended March 31, 2024 and 2023, respectively)	77	80
Investment related gains (losses) (related party of $370 and $224 for the three months ended March 31, 2024 and 2023, respectively)	334	201
Total revenues	5,721	4,060
Benefits and expenses
Interest sensitive contract benefits (related party of $21 and $47 for the three months ended March 31, 2024 and 2023, respectively)	2,884	1,289
Future policy and other policy benefits (related party of $7 and $21 for the three months ended March 31, 2024 and 2023, respectively; and remeasurement (gains) losses of $12 and $2 for the three months ended March 31, 2024 and 2023, respectively)	543	466
Market risk benefits remeasurement (gains) losses (related party of $(14) and $28 for the three months ended March 31, 2024 and 2023, respectively)	(154)	346
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	207	138
Policy and other operating expenses (related party of $(16) and $30 for the three months ended March 31, 2024 and 2023, respectively)	459	435
Total benefits and expenses	3,939	2,674
Income before income taxes	1,782	1,386
Income tax expense	307	163
Net income	1,475	1,223
Less: Net income attributable to noncontrolling interests	283	455
Net income attributable to Athene Holding Ltd. stockholders	1,192	768
Less: Preferred stock dividends	45	47
Net income available to Athene Holding Ltd. common stockholder	$1,147	$721

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Net income	$1,475	$1,223
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(737)	2,099
Unrealized gains (losses) on hedging instruments	(76)	104
Remeasurement gains (losses) on future policy benefits related to discount rate	803	(802)
Remeasurement gains (losses) on market risk benefits related to credit risk	(28)	89
Foreign currency translation and other adjustments	(16)	16
Other comprehensive income (loss), before tax	(54)	1,506
Income tax expense (benefit) related to other comprehensive income (loss)	(4)	290
Other comprehensive income (loss)	(50)	1,216
Comprehensive income	1,425	2,439
Less: Comprehensive income attributable to noncontrolling interests	292	498
Comprehensive income attributable to Athene Holding Ltd. stockholders	$1,133	$1,941

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2023	$—	$—	$19,499	$(92)	$(5,569)	$13,838	$7,397	$21,235
Net income	—	—	—	1,192	—	1,192	283	1,475
Other comprehensive income (loss)	—	—	—	—	(59)	(59)	9	(50)
Stock-based compensation allocation from parent	—	—	10	—	—	10	—	10
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contributions from parent	—	—	11	—	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	405	405
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	556	556
Balance at March 31, 2024	$—	$—	$19,520	$868	$(5,628)	$14,760	$8,396	$23,156

	Three months ended
Balance at December 31, 2022	$—	$—	$18,119	$(3,640)	$(7,321)	$7,158	$3,391	$10,549
Net income	—	—	—	768	—	768	455	1,223
Other comprehensive income	—	—	—	—	1,173	1,173	43	1,216
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(47)	—	(47)	—	(47)
Common stock dividends	—	—	—	(374)	—	(374)	—	(374)
Contributions from parent	—	—	9	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	(127)	(127)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	590	590
Balance at March 31, 2023	$—	$—	$18,139	$(3,293)	$(6,148)	$8,698	$4,352	$13,050

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$1,475	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	207	138
Net amortization (accretion) of net investment premiums, discounts and other	(5)	30
Net investment income (related party: 2024 – $(8) and 2023 – $(26))	(14)	(32)
Net recognized gains on investments and derivatives (related party: 2024 – $(296) and 2023 – $(262))	(2,090)	(2,031)
Policy acquisition costs deferred	(459)	(375)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2024 – $(2) and 2023 – $(23))	(399)	(130)
Interest sensitive contract liabilities (related party: 2024 – $47 and 2023 – $37)	2,132	2,229
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2024 – $(10) and 2023 – $11)	(671)	64
Funds withheld assets (related party: 2024 – $(40) and 2023 – $(186))	(450)	(975)
Other assets and liabilities	459	(66)
Net cash provided by operating activities	185	75
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2024 – $623 and 2023 – $225)	6,574	2,461
Trading securities (related party: 2024 – $59 and 2023 – $1)	147	60
Equity securities	33	76
Mortgage loans	1,271	657
Investment funds (related party: 2024 – $23 and 2023 – $198)	34	232
Derivative instruments and other investments	742	396
Short-term investments (related party: 2024 – $612 and 2023 – $159)	745	1,888
Purchases of:
Available-for-sale securities (related party: 2024 – $(2,956) and 2023 – $(2,161))	(18,464)	(6,668)
Trading securities	(22)	(56)
Equity securities	(352)	(20)
Mortgage loans (related party: 2024 – $(27) and 2023 – $0)	(5,714)	(2,930)
Investment funds (related party: 2024 – $(547) and 2023 – $(318))	(549)	(376)
Derivative instruments and other investments (related party: 2024 – $(16) and 2023 – $(43))	(857)	(725)
Short-term investments (related party: 2024 – $(221) and 2023 – $(1,193))	(260)	(1,321)
Deconsolidation of previously consolidated entities	(1)	(51)
Other investing activities, net	298	458
Net cash used in investing activities	(16,375)	(5,919)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2024	2023
Cash flows from financing activities
Deposits on investment-type policies and contracts	$20,803	$12,006
Withdrawals on investment-type policies and contracts (related party: 2024 – $(109) and 2023 – $(116))	(4,786)	(2,707)
Proceeds from debt	1,569	—
Capital contributions from noncontrolling interests	405	—
Capital distributions to noncontrolling interests	(254)	(127)
Capital contributions from noncontrolling interests of consolidated variable interest entities	572	605
Net change in cash collateral posted for derivative transactions and securities to repurchase	611	3,489
Preferred stock dividends	(45)	(47)
Common stock dividends	(187)	(374)
Other financing activities, net	(457)	(127)
Net cash provided by financing activities	18,231	12,718
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net increase in cash and cash equivalents	2,039	6,877
Cash and cash equivalents at beginning of year[1]	14,879	8,769
Cash and cash equivalents at end of period[1]	$16,918	$15,646

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2024 – $(1,078) and 2023 – $5)	$(1,062)	$27
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2024 – $441 and 2023 – $472)	1,998	3,029
Investments received from settlements on reinsurance agreements	—	7
Investments received from settlements on related party reinsurance agreements	48	64

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

We conduct business primarily through the following consolidated subsidiaries:

•Our non-US reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), Athene Annuity Re Ltd. (AARe) and Athene Life Re International Ltd. (ALReI); and
•Athene USA Corporation, an Iowa corporation (together with its subsidiaries, AUSA).

In addition, we consolidate certain variable interest entities (VIEs) for which we have determined we are the primary beneficiary. See Note 4 – Variable Interest Entities for further information on VIEs.

Consolidation and Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items, considered necessary for fair statement of the results for the interim periods presented. Certain reclassifications have been made to conform with current year presentation. All intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year.

For entities that are consolidated, but not wholly owned, we allocate a portion of the income or loss and corresponding equity to the owners other than us. We include the aggregate of the income or loss and corresponding equity that is not owned by us in noncontrolling interests in the condensed consolidated financial statements.

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements, but does not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Compensation – Stock Compensation (ASU 2024-01)

The amendments in this update clarify how an entity determines whether it is required to account for profits interest awards (and similar awards) in accordance with Accounting Standards Codification (ASC) 718 Compensation – Stock Compensation or other guidance. The Accounting Standards Update (ASU) provides specific examples on when profits interest awards should be accounted for as a share-based payment arrangement under ASC 718 or in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 Compensation – General or other ASC topics. The guidance is effective for us on January 1, 2025, and early adoption is permitted but must be implemented as of the beginning of the fiscal year. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements.

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

2. Investments

AFS Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and redeemable preferred stock. Our AFS investment portfolio includes related party investments, primarily comprised of investments over which Apollo can exercise significant influence, which are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	March 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$6,764	$—	$41	$(1,002)	$5,803
US state, municipal and political subdivisions	1,283	—	—	(252)	1,031
Foreign governments	2,086	—	6	(308)	1,784
Corporate	94,419	(127)	589	(11,457)	83,424
CLO	22,590	(1)	268	(459)	22,398
ABS	14,379	(51)	118	(576)	13,870
CMBS	7,372	(31)	63	(468)	6,936
RMBS	8,235	(387)	229	(450)	7,627
Total AFS securities	157,128	(597)	1,314	(14,972)	142,873
AFS securities – related parties
Corporate	1,428	—	3	(76)	1,355
CLO	4,506	—	18	(78)	4,446
ABS	10,870	(1)	21	(313)	10,577
Total AFS securities – related parties	16,804	(1)	42	(467)	16,378
Total AFS securities including related parties	$173,932	$(598)	$1,356	$(15,439)	$159,251

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	March 31, 2024
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,294	$2,256
Due after one year through five years	20,196	19,366
Due after five years through ten years	25,571	23,178
Due after ten years	56,491	47,242
CLO, ABS, CMBS and RMBS	52,576	50,831
Total AFS securities	157,128	142,873
AFS securities – related parties
Due after one year through five years	911	898
Due after five years through ten years	122	114
Due after ten years	395	343
CLO and ABS	15,376	15,023
Total AFS securities – related parties	16,804	16,378
Total AFS securities including related parties	$173,932	$159,251

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,447	$(189)	$2,313	$(813)	$4,760	$(1,002)
US state, municipal and political subdivisions	132	(6)	888	(246)	1,020	(252)
Foreign governments	986	(42)	735	(266)	1,721	(308)
Corporate	13,687	(532)	49,045	(10,903)	62,732	(11,435)
CLO	1,966	(7)	8,909	(417)	10,875	(424)
ABS	1,798	(45)	4,307	(389)	6,105	(434)
CMBS	552	(11)	1,927	(363)	2,479	(374)
RMBS	606	(14)	1,399	(134)	2,005	(148)
Total AFS securities	22,174	(846)	69,523	(13,531)	91,697	(14,377)
AFS securities – related parties
Corporate	241	(40)	384	(36)	625	(76)
CLO	399	(2)	2,223	(75)	2,622	(77)
ABS	4,115	(77)	2,486	(216)	6,601	(293)
Total AFS securities – related parties	4,755	(119)	5,093	(327)	9,848	(446)
Total AFS securities including related parties	$26,929	$(965)	$74,616	$(13,858)	$101,545	$(14,823)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
US state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	March 31, 2024
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	8,612	7,343
AFS securities – related parties	185	121

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities including purchased credit deteriorated (PCD) securities by asset type:

	Three months ended March 31, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$7	$—	$(8)	$(1)	$127
CLO	2	—	—	—	(1)	1
ABS	49	2	—	—	—	51
CMBS	29	1	—	—	1	31
RMBS	381	4	—	(4)	6	387
Total AFS securities	590	14	—	(12)	5	597
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities including related parties	$591	$14	$—	$(12)	$5	$598

	Three months ended March 31, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	21	—	(6)	3	79
CLO	7	1	—	—	(4)	4
ABS	29	—	—	—	2	31
CMBS	5	1	—	—	(1)	5
RMBS	329	3	28	(4)	—	356
Total AFS securities	458	26	28	(10)	—	502
AFS securities – related parties, CLO	1	—	—	—	—	1
Total AFS securities including related parties	$459	$26	$28	$(10)	$—	$503

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2024	2023
AFS securities	$2,137	$1,469
Trading securities	41	42
Equity securities	17	15
Mortgage loans	814	447
Investment funds	11	43
Funds withheld at interest	363	429
Other	212	190
Investment revenue	3,595	2,635
Investment expenses	(303)	(228)
Net investment income	$3,292	$2,407

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2024	2023
AFS securities[1]
Gross realized gains on investment activity	$67	$183
Gross realized losses on investment activity	(347)	(104)
Net realized investment gains (losses) on AFS securities	(280)	79
Net recognized investment gains (losses) on trading securities	(65)	64
Net recognized investment gains (losses) on equity securities	39	(18)
Net recognized investment gains (losses) on mortgage loans	(358)	277
Derivative gains	1,431	993
Provision for credit losses	(10)	(66)
Other gains (losses)	920	(264)
Investment related gains (losses)	$1,677	$1,065

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $3,718 million and $1,140 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties, we held as of the respective period end:

	Three months ended March 31,
(In millions)	2024	2023
Trading securities	$(20)	$66
Trading securities – related parties	—	6
Equity securities	41	(23)
Equity securities – related parties	(3)	3

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	March 31, 2024	December 31, 2023
Less than 30 days	$—	$686
Greater than 1 year	2,666	3,167
Payables for repurchase agreements	$2,666	$3,853

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2024		December 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
Foreign governments	$138	$97	$137	$99
Corporate	1,859	1,577	2,735	2,307
CLO	578	580	580	579
ABS	610	545	1,207	1,086
Total securities pledged under repurchase agreements	$3,185	$2,799	$4,659	$4,071

Reverse Repurchase Agreements—As of March 31, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $556 million and $947 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,087 million and $1,504 million, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	March 31, 2024	December 31, 2023
Commercial mortgage loans	$30,512	$27,630
Commercial mortgage loans under development	1,187	1,228
Total commercial mortgage loans	31,699	28,858
Mark to fair value	(3,165)	(2,246)
Commercial mortgage loans	28,534	26,612
Residential mortgage loans	24,058	21,894
Mark to fair value	(975)	(937)
Residential mortgage loans	23,083	20,957
Mortgage loans	$51,617	$47,569

We primarily invest in commercial mortgage loans on income producing properties, including office and retail buildings, apartments, hotels, and industrial properties. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm if properties are performing at a consistent and acceptable level to secure the related debt.

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$10,565	37.0%	$9,591	36.0%
Office building	4,339	15.2%	4,455	16.7%
Industrial	4,497	15.8%	4,143	15.6%
Hotels	3,113	10.9%	2,913	11.0%
Retail	2,215	7.8%	2,158	8.1%
Other commercial	3,805	13.3%	3,352	12.6%
Total commercial mortgage loans	$28,534	100.0%	$26,612	100.0%

US region
East North Central	$1,639	5.7%	$1,517	5.7%
East South Central	514	1.8%	523	2.0%
Middle Atlantic	7,528	26.4%	7,147	26.9%
Mountain	1,161	4.1%	1,196	4.5%
New England	1,363	4.8%	1,295	4.9%
Pacific	5,516	19.3%	4,860	18.3%
South Atlantic	4,650	16.4%	4,583	17.2%
West North Central	242	0.8%	249	0.9%
West South Central	1,429	5.0%	1,228	4.6%
Total US region	24,042	84.3%	22,598	85.0%
International region
United Kingdom	2,540	8.9%	2,343	8.7%
Other international[1]	1,952	6.8%	1,671	6.3%
Total international region	4,492	15.7%	4,014	15.0%
Total commercial mortgage loans	$28,534	100.0%	$26,612	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2024	December 31, 2023
US States
California	27.1%	27.6%
Florida	11.9%	12.0%
Texas	6.4%	6.1%
New York	5.8%	5.9%
Other[1]	39.1%	39.4%
Total US residential mortgage loan percentage	90.3%	91.0%
International
United Kingdom	5.3%	4.0%
Other[1]	4.4%	5.0%
Total international residential mortgage loan percentage	9.7%	9.0%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

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

The following summarizes our investment funds, including related parties and consolidated VIEs:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$84	76.4%	$82	75.3%
Hybrid	19	17.2%	20	18.3%
Other	7	6.4%	7	6.4%
Total investment funds	110	100.0%	109	100.0%
Investment funds – related parties
Strategic origination platforms	47	2.9%	47	2.9%
Insurance platforms	1,299	79.9%	1,300	79.7%
Apollo and other fund investments
Equity	249	15.3%	254	15.6%
Yield	7	0.4%	8	0.5%
Other	24	1.5%	23	1.3%
Total investment funds – related parties	1,626	100.0%	1,632	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	5,854	34.8%	5,594	35.1%
Insurance platforms	471	2.8%	483	3.0%
Apollo and other fund investments
Equity	3,591	21.4%	3,409	21.4%
Hybrid	4,325	25.7%	4,242	26.7%
Yield	1,462	8.7%	1,356	8.5%
Other	1,113	6.6%	843	5.3%
Total investment funds – consolidated VIEs	16,816	100.0%	15,927	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$18,552		$17,668

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Consolidated Securities and Investment Funds

Fixed maturity securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by US GAAP, with the related parties, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value and classified as AFS or trading securities on the condensed consolidated balance sheets.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2024		December 31, 2023
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$110	$1,117	$109	$876
Investment in related parties – investment funds	1,626	2,404	1,632	2,377
Assets of consolidated VIEs – investment funds	16,816	23,053	15,927	22,240
Investment in fixed maturity securities	51,243	53,563	48,155	50,623
Investment in related parties – fixed maturity securities	15,804	18,245	13,495	15,608
Investment in related parties – equity securities	315	315	318	318
Total non-consolidated investments	$85,914	$98,697	$79,636	$92,042

Concentrations—The following table represents our investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	March 31, 2024
Atlas[1]	$2,985
Wheels[1]	1,595
AT&T Inc.	1,517

(In millions)	December 31, 2023
Wheels[1]	$1,591
AT&T Inc.	1,526
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

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	10,780	$507	$184	9,034	$477	$230
Forwards	1,044	41	7	6,294	275	102
Interest rate swaps	5,364	1	637	4,468	—	521
Forwards on net investments	224	1	—	219	—	6
Interest rate swaps	18,004	17	154	10,031	29	95
Total derivatives designated as hedges		567	982		781	954
Derivatives not designated as hedges
Equity options	77,831	5,423	106	73,881	3,809	102
Futures	40	104	—	35	72	—
Foreign currency swaps	8,281	225	202	8,072	230	244
Interest rate swaps	3,496	83	28	3,499	81	9
Other swaps	2,674	13	1	2,588	39	1
Foreign currency forwards	38,354	744	1,110	28,236	286	685
Embedded derivatives
Funds withheld including related parties		(4,085)	(34)		(4,100)	(64)
Interest sensitive contract liabilities		—	10,908		—	9,059
Total derivatives not designated as hedges		2,507	12,321		417	10,036
Total derivatives		$3,074	$13,303		$1,198	$10,990

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three months ended March 31, 2024 and 2023, we recognized losses of $21 million and $73 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three months ended March 31, 2024 and 2023. As of March 31, 2024, no amounts were expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	March 31, 2024		December 31, 2023
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$6,149	$(146)	$4,883	$(15)
Foreign currency swaps	6,769	(328)	6,820	(141)
Interest sensitive contract liabilities
Foreign currency swaps	1,945	63	1,438	19
Foreign currency interest rate swaps	4,796	479	4,010	363
Interest rate swaps	13,612	264	6,910	189

[1] The carrying amount disclosed for AFS securities is amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2024
Investment related gains (losses)
Foreign currency forwards	$136	$(132)	$4	$18	$9
Foreign currency swaps	112	(114)	(2)	—	—
Foreign currency interest rate swaps	(116)	117	1	—	—
Interest rate swaps	(106)	75	(31)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	16	(16)	—	—	—

Three months ended March 31, 2023
Investment related gains (losses)
Foreign currency forwards	$(70)	$73	$3	$87	$4
Foreign currency swaps	(59)	64	5	—	—
Foreign currency interest rate swaps	78	(70)	8	—	—
Interest rate swaps	102	(104)	(2)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	15	(15)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended March 31,
(In millions)	2024	2023
Foreign currency forwards	$(17)	$63
Foreign currency swaps	(38)	114

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended March 31, 2024 and 2023, these derivatives had gains of $3 million and losses of $4 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income. As of March 31, 2024 and December 31, 2023, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $29 million and $26 million, respectively. During the three months ended March 31, 2024 and 2023, there were no amounts deemed ineffective.

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

Other swaps – Other swaps include total return swaps, credit default swaps and swaptions. We purchase total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Credit default swaps provide a measure of protection against the default of an issuer or allow us to gain credit exposure to an issuer or traded index. We use credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond. Swaptions give us the option to enter into an interest rate swap and are used to hedge against interest rate exposure.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Embedded derivatives – We have embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modco or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2024	2023
Equity options	$1,597	$350
Futures	127	34
Swaps	39	33
Foreign currency forwards	(310)	(169)
Embedded derivatives on funds withheld	(75)	603
Amounts recognized in investment related gains (losses)	1,378	851
Embedded derivatives in indexed annuity products[1]	(1,177)	(473)
Total gains (losses) on derivatives not designated as hedges	$201	$378

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2024
Derivative assets	$7,159	$(1,704)	$(5,479)	$(24)	$1	$(23)
Derivative liabilities	(2,429)	1,704	1,188	463	—	463

December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2024	2023
Trading securities	$35	$23
Mortgage loans	30	24
Investment funds	21	35
Other	(9)	(2)
Net investment income	$77	$80

Net recognized investment gains on trading securities	$—	$6
Net recognized investment gains (losses) on mortgage loans	(26)	9
Net recognized investment gains on investment funds	364	226
Other losses	(4)	(40)
Investment related gains (losses)	$334	$201

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$5,803	$—	$5,796	$7	$—
US state, municipal and political subdivisions	1,031	—	—	1,031	—
Foreign governments	1,784	—	809	935	40
Corporate	83,424	—	11	80,035	3,378
CLO	22,398	—	—	22,398	—
ABS	13,870	—	—	6,705	7,165
CMBS	6,936	—	—	6,915	21
RMBS	7,627	—	—	7,362	265
Total AFS securities	142,873	—	6,616	125,388	10,869
Trading securities	1,685	—	23	1,622	40
Equity securities	1,293	—	212	1,054	27
Mortgage loans	48,207	—	—	—	48,207
Funds withheld at interest – embedded derivative	(3,362)	—	—	—	(3,362)
Derivative assets	7,159	—	127	7,031	1
Short-term investments	340	—	70	169	101
Other investments	1,113	—	—	362	751
Cash and cash equivalents	15,250	—	15,250	—	—
Restricted cash	1,575	—	1,575	—	—
Investments in related parties
AFS securities
Corporate	1,355	—	—	180	1,175
CLO	4,446	—	—	3,926	520
ABS	10,577	—	—	534	10,043
Total AFS securities – related parties	16,378	—	—	4,640	11,738
Trading securities	781	—	—	—	781
Equity securities	315	—	66	—	249
Mortgage loans	1,263	—	—	—	1,263
Investment funds	1,067	—	—	—	1,067
Funds withheld at interest – embedded derivative	(723)	—	—	—	(723)
Other investments	336	—	—	—	336
Reinsurance recoverable	1,468	—	—	—	1,468
Other assets	383	—	—	—	383
Assets of consolidated VIEs
Trading securities	2,034	—	—	264	1,770
Mortgage loans	2,147	—	—	—	2,147
Investment funds	16,816	15,865	—	—	951
Other investments	121	—	4	2	115
Cash and cash equivalents	93	—	93	—	—
Total assets measured at fair value	$258,612	$15,865	$24,036	$140,532	$78,179
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$10,908	$—	$—	$—	$10,908
Universal life benefits	788	—	—	—	788
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,151	—	—	—	1,151
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	553	—	—	—	553
Market risk benefits	3,723	—	—	—	3,723
Derivative liabilities	2,429	—	17	2,411	1
Other liabilities	229	—	—	—	229
Total liabilities measured at fair value	$19,781	$—	$17	$2,411	$17,353

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$5,399	$—	$5,392	$7	$—
US state, municipal and political subdivisions	1,046	—	—	1,046	—
Foreign governments	1,899	—	895	964	40
Corporate	78,246	—	10	75,711	2,525
CLO	20,207	—	—	20,207	—
ABS	13,383	—	—	6,440	6,943
CMBS	6,591	—	—	6,570	21
RMBS	7,567	—	—	7,302	265
Total AFS securities	134,338	—	6,297	118,247	9,794
Trading securities	1,706	—	24	1,654	28
Equity securities	935	—	210	699	26
Mortgage loans	44,115	—	—	—	44,115
Funds withheld at interest – embedded derivative	(3,379)	—	—	—	(3,379)
Derivative assets	5,298	—	108	5,190	—
Short-term investments	341	—	—	236	105
Other investments	943	—	—	313	630
Cash and cash equivalents	13,020	—	13,020	—	—
Restricted cash	1,761	—	1,761	—	—
Investments in related parties
AFS securities
Corporate	1,352	—	—	181	1,171
CLO	4,268	—	—	3,762	506
ABS	8,389	—	—	563	7,826
Total AFS securities – related parties	14,009	—	—	4,506	9,503
Trading securities	838	—	—	—	838
Equity securities	318	—	63	—	255
Mortgage loans	1,281	—	—	—	1,281
Investment funds	1,082	—	—	—	1,082
Funds withheld at interest – embedded derivative	(721)	—	—	—	(721)
Other investments	343	—	—	—	343
Reinsurance recoverable	1,367	—	—	—	1,367
Other assets	378	—	—	—	378
Assets of consolidated VIEs
Trading securities	2,136	—	—	284	1,852
Mortgage loans	2,173	—	—	—	2,173
Investment funds	15,927	14,950	—	—	977
Other investments	103	—	—	2	101
Cash and cash equivalents	98	—	98	—	—
Total assets measured at fair value	$238,410	$14,950	$21,581	$131,131	$70,748
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$9,059	$—	$—	$—	$9,059
Universal life benefits	834	—	—	—	834
Future policy benefits
AmerUs Closed Block	1,178	—	—	—	1,178
ILICO Closed Block and life benefits	522	—	—	—	522
Market risk benefits	3,751	—	—	—	3,751
Derivative liabilities	1,995	—	17	1,977	1
Other liabilities	266	—	—	(64)	330
Total liabilities measured at fair value	$17,605	$—	$17	$1,913	$15,675

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

We also have fixed maturity securities priced based on indicative broker quotes or by employing market accepted valuation models. For certain fixed maturity securities, the valuation model uses significant unobservable inputs and these are included in Level 3 in our fair value hierarchy. Significant unobservable inputs used include: discount rates, issue-specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Other investments – The fair values of other investments are primarily determined using a discounted cash flow model using discount rates for similar investments.

Funds withheld at interest embedded derivatives – Funds withheld at interest embedded derivatives represent the right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, and are analogous to a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is measured as the unrealized gain (loss) on the underlying assets and classified as Level 3.

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

Other assets and market risk benefits liability – Other assets at fair value consist of market risk benefit assets. See Note 7 – Long-duration Contracts for additional information on market risk benefits valuation methodology and additional fair value disclosures. The estimates are classified as Level 3.

Interest sensitive contract liabilities embedded derivatives – Embedded derivatives related to interest sensitive contract liabilities with fixed indexed annuity products are classified as Level 3. The valuations include significant unobservable inputs associated with economic assumptions and actuarial assumptions for policyholder behavior.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Other liabilities – Other liabilities include funds withheld liability, as described above in funds withheld at interest embedded derivatives, and a ceded modco agreement of certain inforce funding agreement contracts for which we elected the fair value option. We estimate the fair value of the ceded modco agreement by discounting projected cash flows for net settlements and certain periodic and non-periodic payments. Unobservable inputs include estimates for asset portfolio returns and economic inputs used in the discount rate, including risk margin. Depending on the projected cash flows and other assumptions, the contract may be recorded as an asset or liability. The estimate is classified as Level 3.

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended March 31,
(In millions)	2024	2023
Trading securities	$(60)	$64
Mortgage loans	(400)	296
Investment funds	(24)	64
Future policy benefits	27	(26)
Other	15	(47)
Total gains (losses)	$(442)	$351

Gains and losses on trading securities, mortgage loans, investments of consolidated VIEs, and other are recorded in investment related gains (losses) on the condensed consolidated statements of income. Gains and losses related to investment funds are recorded in net investment income on the condensed consolidated statements of income. We record the change in fair value of future policy benefits to future policy and other policy benefits on the condensed consolidated statements of income.

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	March 31, 2024	December 31, 2023
Unpaid principal balance	$55,757	$50,752
Mark to fair value	(4,140)	(3,183)
Fair value	$51,617	$47,569

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2024	December 31, 2023
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$571	$221
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(211)	(74)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$360	$147

Fair value of commercial mortgage loans 90 days or more past due	$183	$64
Fair value of commercial mortgage loans in non-accrual status	360	147

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2024	December 31, 2023
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$606	$528
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(39)	(49)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$567	$479

Fair value of residential mortgage loans 90 days or more past due[1]	$567	$479
Fair value of residential mortgage loans in non-accrual status	460	355

1 As of March 31, 2024 and December 31, 2023 includes $107 million and $124 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended March 31,
(In millions)	2024	2023
Mortgage loans	$(33)	$(3)

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

	Three months ended March 31, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$40	$—	$—	$—	$—	40	$—	$—
Corporate	2,525	(2)	2	844	9	3,378	(1)	1
ABS	6,943	2	13	125	82	7,165	(2)	11
CMBS	21	—	—	—	—	21	—	1
RMBS	265	1	—	(1)	—	265	—	—
Trading securities	28	—	—	(2)	14	40	—	—
Equity securities	26	—	—	1	—	27	1	—
Mortgage loans	44,115	(341)	—	4,433	—	48,207	(341)	—
Funds withheld at interest – embedded derivative	(3,379)	17	—	—	—	(3,362)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	—	—	(4)	—	101	—	—
Other investments	630	(3)	—	124	—	751	(3)	—
Investments in related parties
AFS securities
Corporate	1,171	1	(1)	4	—	1,175	—	(1)
CLO	506	—	14	—	—	520	—	14
ABS	7,826	1	(14)	2,230	—	10,043	(4)	(17)
Trading securities	838	—	—	(57)	—	781	—	—
Equity securities	255	(6)	—	—	—	249	(6)	—
Mortgage loans	1,281	(17)	—	(1)	—	1,263	(17)	—
Investment funds	1,082	(15)	—	—	—	1,067	(15)	—
Funds withheld at interest – embedded derivative	(721)	(2)	—	—	—	(723)	—	—
Other investments	343	(7)	—	—	—	336	(7)	—
Reinsurance recoverable	1,367	(8)	—	109	—	1,468	—	—
Assets of consolidated VIEs
Trading securities	1,852	(33)	—	(55)	6	1,770	(33)	—
Mortgage loans	2,173	(42)	—	16	—	2,147	(42)	—
Investment funds	977	(27)	—	1	—	951	(27)	—
Other investments	101	(2)	—	16	—	115	(2)	—
Total Level 3 assets	$70,370	$(483)	$14	$7,783	$112	$77,796	$(499)	$9

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(1,177)	$—	$(672)	$—	$(10,908)	$—	$—
Universal life benefits	(834)	46	—	—	—	(788)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	27	—	—	—	(1,151)	—	—
ILICO Closed Block and life benefits	(522)	(31)	—	—	—	(553)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(10)	—	47	64	(229)	—	—
Total Level 3 liabilities	$(11,924)	$(1,145)	$—	$(625)	$64	$(13,630)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$1	$—	$—	$—	$—	$1	$—	$—
Corporate	1,665	(1)	12	126	(180)	1,622	—	6
ABS	4,867	—	(19)	155	(61)	4,942	—	(16)
RMBS	232	3	3	—	—	238	—	3
Trading securities	53	2	—	(4)	(9)	42	1	—
Equity securities	92	(8)	—	—	(13)	71	(8)	—
Mortgage loans	27,454	251	—	2,244	—	29,949	251	—
Funds withheld at interest – embedded derivative	(4,847)	556	—	—	—	(4,291)	—	—
Short-term investments	36	—	(2)	(30)	26	30	—	—
Other investments	441	1	—	(156)	—	286	2	—
Investments in related parties
AFS securities
Corporate	812	1	(7)	153	—	959	—	(7)
CLO	303	—	10	185	—	498	—	10
ABS	5,542	4	44	1,415	—	7,005	2	42
Trading securities	878	6	—	1	—	885	6	—
Equity securities	279	4	—	(32)	—	251	3	—
Mortgage loans	1,302	26	—	(4)	—	1,324	26	—
Investment funds	959	43	—	32	—	1,034	43	—
Funds withheld at interest – embedded derivative	(1,425)	159	—	—	—	(1,266)	—	—
Other investments	303	(7)	—	42	—	338	(7)	—
Reinsurance recoverable	1,388	82	—	—	—	1,470	—	—
Assets of consolidated VIEs
Trading securities	622	12	—	(2)	16	648	12	—
Mortgage loans	2,055	19	—	45	—	2,119	19	—
Investment funds	2,471	18	—	(8)	100	2,581	18	—
Other investments	99	—	—	(2)	—	97	—	—
Total Level 3 assets	$45,582	$1,171	$41	$4,160	$(121)	$50,833	$368	$38
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(473)	$—	$(433)	$—	$(6,747)	$—	$—
Universal life benefits	(829)	(50)	—	—	—	(879)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	(26)	—	—	—	(1,190)	—	—
ILICO Closed Block and life benefits	(548)	(31)	—	—	—	(579)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(47)	—	—	—	(189)	—	—
Total Level 3 liabilities	$(8,525)	$(627)	$—	$(433)	$—	$(9,585)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$922	$—	$(2)	$(76)	$844	$9	$—	$9
ABS	313	—	—	(188)	125	341	(259)	82
RMBS	—	—	—	(1)	(1)	—	—	—
Trading securities	—	—	—	(2)	(2)	14	—	14
Equity securities	2	—	(1)	—	1	—	—	—
Mortgage loans	5,686	—	(26)	(1,227)	4,433	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	2	—	(6)	—	(4)	—	—	—
Other investments	124	—	—	—	124	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	—	(2)	4	—	—	—
ABS	2,693	—	(200)	(263)	2,230	—	—	—
Trading securities	2	—	—	(59)	(57)	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Reinsurance recoverable	—	109	—	—	109	—	—	—
Assets of consolidated VIEs
Trading securities	—	—	(55)	—	(55)	6	—	6
Mortgage loans	32	—	—	(16)	16	—	—	—
Investment funds	1	—	—	—	1	—	—	—
Other investments	19	—	(3)	—	16	—	—	—
Total Level 3 assets	$9,802	$109	$(293)	$(1,835)	$7,783	$371	$(259)	$112

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(898)	$—	$226	$(672)	$—	$—	$—
Other liabilities	—	—	—	47	47	64	—	64
Total Level 3 liabilities	$—	$(898)	$—	$273	$(625)	$64	$—	$64

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$208	$—	$—	$(82)	$126	$29	$(209)	$(180)
ABS	298	—	—	(143)	155	215	(276)	(61)
RMBS	1	—	—	(1)	—	—	—	—
Trading securities	—	—	—	(4)	(4)	5	(14)	(9)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	2,882	—	(32)	(606)	2,244	—	—	—
Short-term investments	—	—	—	(30)	(30)	26	—	26
Other investments	2	—	—	(158)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	156	—	—	(3)	153	—	—	—
CLO	185	—	—	—	185	—	—	—
ABS	1,634	—	—	(219)	1,415	—	—	—
Trading securities	2	—	—	(1)	1	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(4)	(4)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	10	—	(12)	—	(2)	19	(3)	16
Mortgage loans	46	—	—	(1)	45	—	—	—
Investment funds	—	—	(8)	—	(8)	148	(48)	100
Other investments	5	—	(7)	—	(2)	—	—	—
Total Level 3 assets	$5,503	$—	$(59)	$(1,284)	$4,160	$442	$(563)	$(121)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(577)	$—	$144	$(433)	$—	$—	$—
Total Level 3 liabilities	$—	$(577)	$—	$144	$(433)	$—	$—	$—

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

Investment funds – We use various methods of valuing our investment funds from both independent pricing services and affiliated modeling.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	March 31, 2024
(In millions, except percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$16,547	Discounted cash flow	Discount rate	1.7%	18.2%	7.0%	[1]	Decrease

Mortgage loans	51,617	Discounted cash flow	Discount rate	1.8%	26.0%	7.0%	[1]	Decrease

Investment funds	1,545	Discounted cash flow	Discount rate	6.3%	13.5%	11.3%	[1]	Decrease
	471	Net tangible asset values	Implied multiple	1.24x	1.24x	1.24x		Increase

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	10,908	Discounted cash flow	Nonperformance risk	0.4%	1.2%	0.8%	[2]	Decrease
			Option budget	0.5%	6.0%	2.5%	[3]	Increase
			Surrender rate	5.9%	14.0%	8.7%	[3]	Decrease

	December 31, 2023
(In millions, except percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$14,247	Discounted cash flow	Discount rate	2.3%	18.1%	7.0%	[1]	Decrease

Mortgage loans	47,569	Discounted cash flow	Discount rate	2.5%	20.6%	6.8%	[1]	Decrease

Investment funds	1,574	Discounted cash flow	Discount rate	6.3%	13.5%	11.2%	[1]	Decrease
	483	Net tangible asset values	Implied multiple	1.14x	1.14x	1.14x		Increase
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	9,059	Discounted cash flow	Nonperformance risk	0.4%	1.4%	0.9%	[2]	Decrease
			Option budget	0.5%	6.0%	2.3%	[3]	Increase
			Surrender rate	6.0%	13.4%	8.7%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Without Readily Determinable Fair Values—We elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, net of an impairment of $42 million, as of March 31, 2024 and December 31, 2023, respectively.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$110	$110	$110	$—	$—	$—
Policy loans	330	330	—	—	330	—
Funds withheld at interest	26,592	26,592	—	—	—	26,592
Other investments	35	42	—	—	—	42
Investments in related parties
Investment funds	559	559	559	—	—	—
Funds withheld at interest	6,751	6,751	—	—	—	6,751
Short-term investments	556	556	—	—	556	—
Total financial assets not carried at fair value	$34,933	$34,940	$669	$—	$886	$33,385

Financial liabilities
Interest sensitive contract liabilities	$167,360	$158,042	$—	$—	$—	$158,042
Debt	5,740	5,249	—	587	4,662	—
Securities to repurchase	2,666	2,666	—	—	2,666	—
Funds withheld liability	1,365	1,365	—	—	—	1,365
Total financial liabilities not carried at fair value	$177,131	$167,322	$—	$587	$7,328	$159,407

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Debt – We obtain the fair value of debt from commercial pricing services. These are classified as Level 1 or Level 2. The pricing services use quoted market prices, if available, or incorporate a variety of market observable information in their valuation techniques including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data.

6. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See Note 7 – Long-duration Contracts for more information on our products.

	Three months ended March 31, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	147	294	18	—	177	—	636
Amortization	(51)	(39)	(2)	—	(26)	(89)	(207)
Balance at March 31, 2024	$986	$1,772	$26	$11	$1,121	$2,492	$6,408

	Three months ended March 31, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	171	203	—	1	133	—	508
Amortization	(16)	(18)	(1)	—	(10)	(93)	(138)
Balance at March 31, 2023	$459	$940	$10	$10	$522	$2,895	$4,836

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Long-duration Contracts

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

	Three months ended March 31, 2024
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	7,165	4,814	8,542	485	21,006
Policy charges	(1)	(168)	—	—	(169)
Surrenders and withdrawals	(1,328)	(3,150)	—	(20)	(4,498)
Benefit payments	(283)	(433)	(1,840)	(57)	(2,613)
Interest credited	697	641	299	49	1,686
Foreign exchange	(183)	(3)	(184)	(314)	(684)
Other	—	—	(78)	(24)	(102)
Balance at March 31, 2024	$70,830	$94,848	$39,089	$7,748	$212,515

Weighted average crediting rate	4.1%	2.4%	4.0%	2.7%
Net amount at risk	$425	$14,995	$—	$88
Cash surrender value	66,597	86,747	—	6,542

	Three months ended March 31, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	6,700	2,929	1,500	1,033	12,162
Policy charges	(1)	(158)	—	—	(159)
Surrenders and withdrawals	(1,818)	(2,712)	(70)	(3)	(4,603)
Benefit payments	(264)	(422)	(490)	(90)	(1,266)
Interest credited	369	117	206	32	724
Foreign exchange	—	—	54	(16)	38
Other	(54)	—	143	(33)	56
Balance at March 31, 2023	$48,450	$92,414	$28,782	$5,645	$175,291

Weighted average crediting rate	3.4%	2.3%	2.7%	2.9%
Net amount at risk	$423	$13,903	$—	$66
Cash surrender value	45,994	84,047	—	2,710

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	March 31,
(In millions)	2024	2023
Traditional deferred annuities	$70,830	$48,450
Indexed annuities	94,848	92,414
Funding agreements	39,089	28,782
Other investment-type	7,748	5,645
Reconciling items[1]	7,719	5,809
Interest sensitive contract liabilities	$220,234	$181,100

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2024
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$29,717	$17,187	$110,134	$157,038
2.0% – < 4.0%	26,736	1,712	1,672	30,120
4.0% – < 6.0%	17,125	34	1	17,160
6.0% and greater	8,197	—	—	8,197
Total	$81,775	$18,933	$111,807	$212,515

	March 31, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$25,571	$23,867	$80,468	$129,906
2.0% – < 4.0%	31,793	1,709	778	34,280
4.0% – < 6.0%	9,625	52	206	9,883
6.0% and greater	1,222	—	—	1,222
Total	$68,211	$25,628	$81,452	$175,291

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Three months ended March 31, 2024
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Interest accrual	—	6	6
Net premium collected	—	(53)	(53)
Foreign exchange	—	(77)	(77)
Ending balance at original discount rate	—	1,011	1,011
Effect of changes in discount rate assumptions	—	43	43
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance	$—	$1,053	$1,053
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of actual to expected experience	(4)	(4)	(8)
Adjusted balance	51,231	3,272	54,503
Issuances	42	—	42
Interest accrual	453	18	471
Benefit payments	(1,126)	(19)	(1,145)
Foreign exchange	(7)	(225)	(232)
Ending balance at original discount rate	50,593	3,046	53,639
Effect of changes in discount rate assumptions	(6,999)	50	(6,949)
Effect of foreign exchange on the change in discount rate assumptions	2	(1)	1
Ending balance	$43,596	$3,095	$46,691

Net future policy benefits	$43,596	$2,042	$45,638

Weighted-average liability duration (in years)	9.5	32.7
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.4%	4.4%
Expected future gross premiums, undiscounted	$—	$1,344
Expected future gross premiums, discounted[1]	—	1,103
Expected future benefit payments, undiscounted	74,239	11,449

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2023
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of actual to expected experience	(29)	—	(29)
Adjusted balance	44,805	—	44,805
Issuances	88	—	88
Interest accrual	346	—	346
Benefit payments	(885)	—	(885)
Foreign exchange	14	—	14
Ending balance at original discount rate	44,368	—	44,368
Effect of changes in discount rate assumptions	(7,623)	—	(7,623)
Effect of foreign exchange on the change in discount rate assumptions	7	—	7
Ending balance	$36,752	$—	$36,752

Net future policy benefits	$36,752	$—	$36,752

Weighted-average liability duration (in years)	10.1	0.0
Weighted-average interest accretion rate	3.2%	—%
Weighted-average current discount rate	5.3%	—%
Expected future benefit payments, undiscounted	$63,995	$—

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	March 31,
(In millions)	2024	2023
Payout annuities with life contingencies	$43,596	$36,752
Whole life	2,042	—
Reconciling items[1]	6,034	5,738
Future policy benefits	$51,672	$42,490

[1] Reconciling items primarily include the deferred profit liability and negative VOBA associated with the liability for future policy benefits. Additionally, it includes term life reserves, fully ceded whole life reserves, and reserves for immaterial lines of business including accident and health and disability, as well as other insurance benefit reserves for no-lapse guarantees with universal life contracts, all of which are fully ceded.

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income:

	Premiums		Interest expense
	Three months ended March 31,		Three months ended March 31,
(In millions)	2024	2023	2024	2023
Payout annuities with life contingencies	$38	$88	$453	$346
Whole life	55	—	12	—
Reconciling items[1]	8	8	—	—
Total	$101	$96	$465	$346

[1] Reconciling items primarily relate to immaterial lines of business including term life, fully ceded whole life, and accident and health and disability.

Significant assumptions and inputs to the calculation of future policy benefits for payout annuities with life contingencies include policyholder demographic data, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives, and discount rates. For whole life products, significant assumptions and inputs include policyholder demographic data, assumptions for mortality, morbidity, and lapse and discount rates.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2024, the present value of expected future policy benefits decreased by $1,681 million, which was driven by $1,145 million of benefit payments and an $803 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $471 million of interest accrual.

During the three months ended March 31, 2023, the present value of expected future policy benefits increased by $330 million, which was primarily driven by an $802 million change in discount rate assumptions related to a decrease in market observable rates and $346 million of interest accrual, partially offset by $885 million of benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income:

	Three months ended March 31,
(In millions)	2024	2023
Reserves	$8	$29
Deferred profit liability	(20)	(27)
Negative VOBA	—	(4)
Total remeasurement gains (losses)	$(12)	$(2)

During the three months ended March 31, 2024 and 2023, we recorded reserve increases of $25 million and $0 million, respectively, on the condensed consolidated statements of income as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Three months ended March 31, 2024
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	93	93
Interest accrual	3	47	50
Attributed fees collected	1	86	87
Benefit payments	(2)	(15)	(17)
Effect of changes in interest rates	(8)	(220)	(228)
Effect of changes in equity	—	(73)	(73)
Effect of actual policyholder behavior compared to expected behavior	2	25	27
Balance, end of period, before changes in instrument-specific credit risk	190	3,114	3,304
Effect of changes in instrument-specific credit risk	(1)	37	36
Balance at March 31, 2024	$189	$3,151	$3,340
Less: Reinsurance recoverable	—	(10)	(10)
Balance at March 31, 2024, net of reinsurance	$189	$3,141	$3,330

Net amount at risk	$425	$14,995
Weighted-average attained age of contract holders (in years)	76	69

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2023
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument specific credit risk	183	2,672	2,855
Issuances	—	17	17
Interest accrual	2	32	34
Attributed fees collected	1	84	85
Benefit payments	—	(6)	(6)
Effect of changes in interest rates	8	218	226
Effect of changes in equity	—	(18)	(18)
Effect of actual policyholder behavior compared to expected behavior	2	23	25
Balance, end of period, before changes in instrument-specific credit risk	196	3,022	3,218
Effect of changes in instrument-specific credit risk	(16)	(439)	(455)
Balance at March 31, 2023	$180	$2,583	$2,763

Net amount at risk	$423	$13,903
Weighted-average attained age of contract holders (in years)	75	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	March 31, 2024			March 31, 2023
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$189	$189	$—	$180	$180
Indexed annuities	383	3,534	3,151	440	3,023	2,583
Total	$383	$3,723	$3,340	$440	$3,203	$2,763

During the three months ended March 31, 2024, net market risk benefit liabilities decreased by $33 million, which was primarily driven by a decrease of $228 million related to changes in the risk-free discount rate across the curve, offset by $93 million of issuances and $87 million in fees collected from policyholders.

During the three months ended March 31, 2023, net market risk benefit liabilities increased by $274 million, which was primarily driven by a $226 million change in interest rates related to a decrease in discount rates.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for market risk benefits:

	March 31, 2024
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,340	Discounted cash flow	Nonperformance risk	0.4%	1.2%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.0%	[2]	Decrease
			Surrender rate	3.1%	6.6%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.1%	[3]	Increase

	March 31, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,763	Discounted cash flow	Nonperformance risk	0.3%	1.7%	1.6%	[1]	Decrease
			Option budget	0.5%	5.6%	1.7%	[2]	Decrease
			Surrender rate	3.3%	6.9%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	82.7%	[3]	Increase

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

8. Debt

Senior Notes—During the first quarter of 2024, we issued $1.0 billion of 6.250% Senior Notes due April 1, 2054 (2054 Senior Notes). We will pay interest on the 2054 Senior Notes semi-annually, commencing on October 1, 2024. We may redeem the 2054 Senior Notes, in whole or in part, at any time prior to October 1, 2053, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the applicable prospectus supplement) plus 30 basis points, and any accrued and unpaid interest. Thereafter, we can call the 2054 Senior Notes, in whole or in part, at a price equal to 100% of the principal and any accrued and unpaid interest.

Subordinated Notes—During the first quarter of 2024, we issued $575 million of 7.250% Fixed-Rate Reset Junior Subordinated Debentures due March 30, 2064 (2064 Subordinated Notes). We will pay interest at an annual fixed rate of 7.250% on the 2064 Subordinated Notes quarterly, commencing on June 30, 2024 until March 30, 2029. On March 30, 2029, and every fifth annual anniversary thereafter, the interest rate resets to the Five-Year US Treasury Rate (as defined in the applicable prospectus supplement) plus 2.986%. We may defer interest payments for up to five consecutive years. We may redeem the 2064 Subordinated Notes prior to March 30, 2029, in whole but not in part, within 90 days of either a Tax Event, Regulatory Capital Event, or Rating Agency Event (as defined in the applicable prospectus supplement). Thereafter, we can call the 2064 Subordinated Notes, in whole or in part, at a price equal to 100% of the principal and any accrued and unpaid interest; provided that if the 2064 Subordinated Notes are not redeemed in whole, at least $25 million aggregate principal amount of the debentures must remain outstanding after giving effect to such redemption.

The following is a summary of our debt:

				Outstanding Balance
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	March 31, 2024	December 31, 2023
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,062	$1,066
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	589	593
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	522	523
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	395	395
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	584	583
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	545	545
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	982	—
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	557	—
Total debt			$5,575	$5,740	$4,209

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,672)	$(289)	$(82)	$3,458	$3	$13	$(5,569)
Other comprehensive income (loss) before reclassifications	(545)	(145)	(58)	803	(28)	(16)	11
Less: Reclassification adjustments for gains (losses) realized in net income[1]	47	—	18	—	—	—	65
Less: Income tax expense (benefit)	(117)	(30)	(16)	168	(6)	(3)	(4)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(188)	—	(13)	214	(2)	(2)	9
Balance at March 31, 2024	$(8,959)	$(404)	$(129)	$3,879	$(17)	$2	$(5,628)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,565)	$(334)	$47	$5,256	$285	$(10)	$(7,321)
Other comprehensive income (loss) before reclassifications	2,187	(119)	191	(802)	89	16	1,562
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(31)	—	87	—	—	—	56
Less: Income tax expense (benefit)	312	14	15	(73)	18	4	290
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	220	—	27	(208)	1	3	43
Balance at March 31, 2023	$(10,879)	$(467)	$109	$4,735	$355	$(1)	$(6,148)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

10. Income Taxes

The income tax expense was $307 million and $163 million for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was 17% and 12% for the three months ended March 31, 2024 and 2023, respectively.

The UK enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (Pillar Two) that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the UK enacted certain amendments to its Pillar Two legislation which similarly take effect for accounting periods beginning on or after December 31, 2023. We are continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. The Company evaluated the enacted legislation and concluded there was no material impact to the effective tax rate for the three months ended March 31, 2024.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 (Bermuda CIT). Commencing on January 1, 2025, the Bermuda CIT will generally impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. We recorded material deferred tax assets as of December 31, 2023 as a result of the passage of the Bermuda CIT, primarily related to an estimated opening tax loss carryforward under Bermuda CIT. Throughout 2024, we will evaluate and record any applicable adjustments to these deferred tax assets. We evaluated the existing deferred tax assets and determined that no adjustments were necessary as of March 31, 2024.

11. Related Parties

Apollo

Fee structure – Substantially all of our investments are managed by Apollo. Apollo provides us with a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support.

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

Under our fee agreement with Apollo, we pay Apollo a base management fee of (1) 0.225% per year on a monthly basis equal to the lesser of (A) $103.4 billion, which represents the aggregate fair market value of substantially all of the assets in substantially all of the accounts of or relating to us (collectively, the Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value of such assets, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. Effective December 31, 2023, in addition to the base and sub-allocation fees specified above, we pay Apollo a target annual performance fee of $37.5 million, with the amount of the annual performance fee ranging from between 0% and 200% of such target amount, based on our spread related earnings for the year relative to our targets, beginning with the performance period for the second half of 2023.

During the three months ended March 31, 2024 and 2023, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $289 million and $222 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of March 31, 2024 and December 31, 2023, management fees payable were $115 million and $101 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

Governance – We have an investment and asset liability committee, which includes members of our senior management and reports to the risk committee of our board of directors. The committee focuses on strategic decisions involving our investment portfolio, such as approving investment limits, new asset classes and our allocation strategy, reviewing large asset transactions, as well as monitoring our credit risk, and the management of our assets and liabilities.

AGM owns all of our common stock and James Belardi, our Chief Executive Officer, serves as a member of the board of directors and an executive officer of AGM, and Chief Executive Officer of Apollo Insurance Solutions Group LP (ISG), which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, five of the eleven members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bylaws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions

Apollo Aligned Alternatives Aggregator, L.P. (AAA) – We consolidate AAA as a VIE and AAA holds the majority of our alternative investments portfolio. Apollo established AAA to provide a single vehicle through which investors participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which allows us to achieve greater scale and diversification for alternatives.

Athora Holding Ltd. (Athora) – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2024, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity securities. The following table summarizes our investments in Athora:

(In millions)	March 31, 2024	December 31, 2023
Investment fund	$1,067	$1,082
Non-redeemable preferred equity securities	244	249
Total investment in Athora	$1,311	$1,331

Additionally, as of March 31, 2024 and December 31, 2023, we had $59 million and $61 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $523 million as of March 31, 2024.

Atlas Securitized Products Holdings LP (Atlas) – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of March 31, 2024 and December 31, 2023, we held $2,985 million and $1,008 million, respectively, of related party AFS securities issued by Atlas. Additionally, we held $536 million and $921 million of reverse repurchase agreements issued by Atlas as of March 31, 2024 and December 31, 2023, respectively, which are held as related party short-term investments on the condensed consolidated balance sheets. See Note 12 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose), which we consolidate as a VIE. Apollo Rose has equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina) and is reflected as a related party investment fund in assets of consolidated VIEs on the condensed consolidated balance sheets. We have a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $263 million and $330 million as of March 31, 2024 and December 31, 2023, respectively, which is included in other liabilities on the condensed consolidated balance sheets.

During the first quarter of 2024, we entered into a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of March 31, 2024, we had a reinsurance recoverable balance of $1,125 million related to this agreement.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of March 31, 2024 and December 31, 2023, we held securities issued by MidCap Financial and its affiliates of $1,868 million and $1,844 million, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have investments in PK Air through our investment in AAA. We also held PK Air notes of $1,559 million and $1,617 million as of March 31, 2024 and December 31, 2023, respectively, which are included in related party AFS on the condensed consolidated balance sheets. We have commitments to make additional investments in PK Air of $1,425 million as of March 31, 2024.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of March 31, 2024 and December 31, 2023, we held $1,753 million and $1,725 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have a minority equity investment in VA Capital, which was $184 million and $181 million as of March 31, 2024 and December 31, 2023, respectively, and is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment.

We also have coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to our investment in VA Capital. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to those coinsurance and modco agreements. We recognized a gain of $555 million, which is included in other revenues on the condensed consolidated statements of income, in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the recapture, we were required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $336 million and $343 million as of March 31, 2024 and December 31, 2023, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels – We invest in Wheels, Inc., (Wheels) indirectly through our investment in AAA. We also own securities issued by Wheels of $980 million and $981 million as of March 31, 2024 and December 31, 2023, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also have commitments to make additional investments in Wheels of $77 million as of March 31, 2024.

ACRA and Apollo/Athene Dedicated Investment Programs I and II (collectively, ADIP) – ACRA 1 is partially owned by Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63.45% of the economic interests. ACRA 2 is partially owned by Apollo/Athene Dedicated Investment Program II (ADIP II), a fund managed by Apollo. ALRe currently holds 40% of the economic interests and all of ACRA 2’s voting interests, with ADIP II holding the remaining 60% of the economic interests.

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended March 31,
(In millions)	2024	2023
Contributions from ADIP	$405	$—
Distributions to ADIP	(254)	(127)

Additionally, as of March 31, 2024 and December 31, 2023, we had $218 million and $213 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $145 million and $109 million as of March 31, 2024 and December 31, 2023, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of March 31, 2024 and December 31, 2023, respectively.

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $24.3 billion as of March 31, 2024. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2024 and December 31, 2023, we had $7.6 billion and $6.5 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of March 31, 2024 and December 31, 2023, we had $23.2 billion and $19.9 billion, respectively, of FABN funding agreements outstanding. We had $11.4 billion of board-authorized FABN capacity remaining as of March 31, 2024.

We also issue secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of March 31, 2024 and December 31, 2023, we had $8.5 billion and $6.0 billion, respectively, of secured and other funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2024	December 31, 2023
AFS securities	$40,467	$32,458
Trading securities	142	139
Equity securities	146	80
Mortgage loans	16,482	14,257
Investment funds	419	409
Derivative assets	83	73
Short-term investments	45	153
Other investments	362	313
Restricted cash	1,575	1,761
Total restricted assets	$59,721	$49,643

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,314 million as of March 31, 2024. These letters of credit were issued for our reinsurance program and have expirations through May 22, 2028.

Assurance Letter—In connection with our, Apollo and Credit Suisse AG’s (CS) previously announced transaction, Atlas acquired certain assets of the CS Securitized Products Group and agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, Apollo Asset Management, Inc. (AAM) and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM have each issued an assurance letter to CS to guarantee the full amount. Our guarantees are not probable of payment, hence there are no liabilities recorded for the guarantees on the condensed consolidated financial statements.

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

We have established a significant base of earnings and, as of March 31, 2024, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 8.3 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance and other products.

Our total assets have grown to $320.6 billion as of March 31, 2024. For the three months ended March 31, 2024, we generated an annualized net investment spread of 1.83%.

The following table presents the inflows and outflows generated from our organic and inorganic channels as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended March 31,
(In millions)	2024	2023
Retail	$9,663	$8,578
Flow reinsurance	2,390	1,793
Funding agreements[1]	8,041	1,500
Pension group annuities	—	56
Gross organic inflows	20,094	11,927
Gross inorganic inflows	—	—
Total gross inflows	20,094	11,927
Gross outflows[2]	(8,035)	(6,879)
Net flows	$12,059	$5,048

Inflows attributable to Athene[3]	$14,591	$11,896
Inflows attributable to ACRA noncontrolling interests[3]	4,437	31
Inflows ceded to third-party reinsurers[4]	1,066	—
Total gross inflows	$20,094	$11,927

Outflows attributable to Athene	$(6,748)	$(5,531)
Outflows attributable to ACRA noncontrolling interests	(1,287)	(1,348)
Total gross outflows[2]	$(8,035)	$(6,879)

[1] Funding agreements are comprised of funding agreements issued under our FABN program, secured and other funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements.
[2] Gross outflows include full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, funding agreement repurchases and maturities and block reinsurance outflows.

[3] Effective July 1, 2023, ALRe sold 50% of ACRA 2’s economic interests to ADIP II. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of the economic interests.

[4] During the first quarter of 2024, we entered into a modco reinsurance agreement with Catalina to cede a quota share of our retail deferred annuity business issued on or after January 1, 2024.

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $20.1 billion and $11.9 billion for the three months ended March 31, 2024 and 2023, respectively, which were underwritten to attractive returns. Gross organic inflows increased $8.2 billion, or 68% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, funding agreement repurchases and maturities and block reinsurance outflows (collectively, gross outflows), in the aggregate were $8.0 billion and $6.9 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in gross outflows, which was within our range of expectations, was primarily related to an increase in funding agreement maturities in 2024 compared to 2023 as well as an increase in annuity policies which have reached the end of the surrender charge period in a higher rate environment, partially offset by a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2023. We believe that our credit profile, current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $9.7 billion and $8.6 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in our retail channel was driven by record sales of our fixed indexed annuity (FIA) products, partially offset by a decrease in multi-year guaranteed annuity (MYGA) sales. Overall sales were strong across our bank, independent marketing organization (IMO) and broker-dealer channels, exhibiting strong sales execution, the current rate environment and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 42 IMOs and with our growing network of 18 banks and 149 broker-dealers, collectively representing approximately 127,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements. We believe this can support growth in sales at our targeted returns through increased volumes via existing IMO relationships and allow us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $2.4 billion and $1.8 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in our flow reinsurance channel from 2023 was primarily driven by strong volumes related to new partners added in both the US and Japan in the second quarter of 2023. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $8.0 billion and $1.6 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in our institutional channel was driven by higher funding agreement inflows, partially offset by lower pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $8.0 billion and $1.5 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in our funding agreement channel from the prior year was driven by record quarterly inflows related to a resurgence in public FABN issuance amid more favorable market conditions as well as an increase in secured and other funding agreement issuances. Funding agreement inflows for the three months ended March 31, 2024 consisted of $5.0 billion of FABN issuances, $1.9 billion of secured and other funding agreement issuances, $1.1 billion of FHLB issuances and no long-term repurchase agreement issuances. As of March 31, 2024, we had funding agreements outstanding of $23.2 billion under our FABN program, $8.5 billion of secured and other funding agreements, $7.6 billion with the FHLB and $2.7 billion of long-term repurchase agreements. We issued group annuity contracts in the aggregate principal amount of $0 million and $56 million during the three months ended March 31, 2024 and 2023, respectively. Since entering the pension group annuity market in 2017, we have closed 47 deals resulting in the issuance or reinsurance of group annuities of $51.8 billion with more than 555,000 plan participants as of March 31, 2024. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. We completed our first block reinsurance transaction in the Japanese market in the fourth quarter of 2023. On November 6, 2023 we entered into an agreement with FWD Life Insurance Company, Ltd., a subsidiary of FWD Group Holdings Ltd. (FWD), effective October 1, 2023, pursuant to which we agreed to reinsure a small block of whole life insurance policies on a coinsurance basis. In conjunction with the transaction, we also entered into an agreement to retrocede the mortality risk related to this block of business to Swiss Reinsurance Company Ltd., a leading mortality reinsurer, on a yearly renewable term basis. We plan to continue to grow and diversify our business, both organically and inorganically, with a focus on international expansion, particularly in Asia. We believe our corporate development team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business. We expect that our inorganic channel will continue to be an important source of profitable growth in the future.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of March 31, 2024, we estimate that we had approximately $9.3 billion in capital available to deploy, consisting of approximately $3.6 billion in excess equity capital, $3.2 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $2.5 billion in available undrawn capital at ACRA, including additional commitments to ADIP II completed subsequent to quarter-end.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

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

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East and between Ukraine and Russia, and corresponding sanctions imposed on Russia by the United States and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. US inflation eased but remained elevated in 2023 as the US Federal Reserve continued its interest rate hiking cycle, given that the Consumer Price Index persisted above the 2% target. The US Bureau of Labor Statistics reported that the annual US inflation rate increased modestly to 3.5% as of March 31, 2024, compared to 3.4% as of December 31, 2023. The US Federal Reserve finished the quarter with a benchmark interest rate target range of 5.25% to 5.50%, unchanged from its July 2023 meeting.

Equity market performance was strong during the first quarter of 2024, despite reduced expectations for Federal Reserve rate cuts. In the US, the S&P 500 Index increased by 10.2% in the first quarter of 2024, following an increase of 11.2% in the fourth quarter of 2023. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.6% in the first quarter of 2024, following an increase of 3.4% in the fourth quarter of 2023. As of April 2024, the International Monetary Fund estimated that the US economy will expand by 2.7% in 2024 and 1.9% in 2025. The US Bureau of Labor Statistics reported that the US unemployment rate increased to 3.8% as of March 31, 2024, compared to 3.7% as of December 31, 2023. Oil finished the first quarter of 2024 up 16.1% from the fourth quarter of 2023.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar strengthened in the first quarter of 2024 compared to the euro and Japanese yen. Relative to the US dollar, the euro depreciated 2.3% in the first quarter of 2024, after appreciating 4.4% in the fourth quarter of 2023. Relative to the US dollar, the Japanese yen depreciated 6.9% in the first quarter of 2024, after appreciating 6.0% in the fourth quarter of 2023. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Rates increased during the first quarter of 2024 with the US 10-year Treasury yield at 4.20% compared to 3.88% at the end of 2023. The US 2-year and 10-year Treasury yield curves remain inverted.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities in order to lower our overall net floating rate position. As of March 31, 2024, our net invested asset portfolio included $44.5 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $28.4 billion of floating rate liabilities at notional, or 13% of our net invested assets, resulting in $16.1 billion of net floating rate assets, or 7% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of March 31, 2024, most of our products were deferred annuities with 16% of our FIAs at the minimum guarantees and 18% of our fixed rate annuities at the minimum crediting rates. As of March 31, 2024, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 220 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks in this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2023 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $385.4 billion for the year ended December 31, 2023, a 23.2% increase from the same time period in 2022, as higher interest rates spurred continued growth in the US annuity market. In the total annuity market, for the year ended December 31, 2023 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $35.5 billion, translating to a 9.2% market share. For the year ended December 31, 2022, we were the second largest provider of annuities based on sales of $20.7 billion, translating to a 6.6% market share.

According to LIMRA, total fixed annuity market sales in the US were $286.6 billion for the year ended December 31, 2023, a 36.5% increase from the same time period in 2022. In the total fixed annuity market, for the year ended December 31, 2023 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $34.7 billion, translating to a 12.1% market share. For the year ended December 31, 2022, we were the largest provider of fixed annuities based on sales of $19.8 billion, translating to a 9.4% market share.

According to LIMRA, total fixed indexed annuity market sales in the US were $95.9 billion for the year ended December 31, 2023, a 20.2% increase from the same time period in 2022. For the year ended December 31, 2023 (the most recent period for which specific market share data is available), we were the second largest provider of FIAs based on sales of $10.8 billion, translating to an 11.2% market share. For the year ended December 31, 2022, we were the largest provider of FIAs based on sales of $10.1 billion, translating to a 12.6% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the US were $47.4 billion for the year ended December 31, 2023, a 15.6% increase from the same time period in 2022. For the year ended December 31, 2023 (the most recent period for which specific market share data is available), we were the eleventh largest provider of RILAs based on sales of $851 million, translating to a 1.8% market share. For the year ended December 31, 2022, we were the eleventh largest provider of RILAs based on sales of $903 million, translating to a 2.2% market share. We believe RILAs represent a significant growth opportunity for Athene.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with US GAAP, we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant US GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments), which consists of investment gains (losses), net of offsets, and non-operating change in insurance liabilities and related derivatives, both defined below, as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with US GAAP and should not be viewed as a substitute for the corresponding US GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the most directly comparable US GAAP measures.

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance including the impact of any reinsurance transactions and excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AHL common stockholder adjusted to eliminate the impact of the following:

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

•Income Tax (Expense) Benefit—Consists of the income tax effect of all income statement adjustments and is computed by applying the appropriate jurisdiction’s tax rate to all adjustments subject to income tax.

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

Net Investment Spread

Net investment spread is a key measure of profitability used in analyzing the trends of our core business operations. Net investment spread measures our investment performance plus our strategic capital management fees, less our total cost of funds. Net investment earned rate is a key measure of our investment performance while cost of funds is a key measure of the cost of our policyholder benefits and liabilities. Strategic capital management fees consist of management fees received by us for business managed for others.

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to net investment income to arrive at our net investment earnings add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interests), (d) forward points gains and losses on foreign exchange derivative hedges, (e) amortization of premium/discount on held-for-trading securities and (f) the change in fair value of reinsurance assets, and remove the proportionate share of the ACRA net investment income associated with the noncontrolling interests. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets on business related to ceded reinsurance transactions. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure. We believe a measure like net investment earned rate is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for net investment income presented under US GAAP.

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

Adjusted Senior Debt-to-Capital Ratio

Adjusted senior debt-to-capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of tax. Adjusted senior

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

debt-to-capital ratio is calculated as senior debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common stockholder’s equity, preferred stock and the notional value of our total debt. Adjusted AHL common stockholder’s equity is calculated as the ending AHL stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted senior debt-to-capital ratio should not be used as a substitute for the debt-to-capital ratio. However, we believe the adjustments to stockholders’ equity and debt are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

Adjusted Leverage Ratio

Adjusted leverage ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of tax. Adjusted leverage ratio is calculated as total debt at notional value adjusted to exclude 50% of the notional value of subordinated debt as an equity credit plus 50% of preferred stock divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common stockholder’s equity, preferred stock and the notional value of our total debt. Adjusted AHL common stockholder’s equity is calculated as the ending AHL stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted leverage ratio should not be used as a substitute for the leverage ratio. However, we believe the adjustments to stockholders’ equity and debt are significant to gaining an understanding of our capitalization, debt and preferred stock utilization and overall leverage capacity, because they provide insight into how rating agencies measure our capitalization, which is a consideration in how we manage our leverage capacity.

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our condensed consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the underlying investments supporting our assumed funds withheld and modco agreements and exclude the underlying investments related to ceded reinsurance transactions in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but do not include the proportionate share of investments associated with the noncontrolling interests. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under US GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our condensed consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and are used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of strategic reinsurance transactions as well as reinsuring large blocks of life insurance business following acquisitions. For such transactions, US GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. We include the underlying liabilities assumed through modco reinsurance agreements in our net reserve liabilities calculation in order to match the liabilities with the expenses incurred. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under US GAAP.

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

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended March 31,
(In millions)	2024	2023
Revenues	$5,721	$4,060
Benefits and expenses	3,939	2,674
Income before income taxes	1,782	1,386
Income tax expense	307	163
Net income	1,475	1,223
Less: Net income attributable to noncontrolling interests	283	455
Net income attributable to Athene Holding Ltd. stockholders	1,192	768
Less: Preferred stock dividends	45	47
Net income available to Athene Holding Ltd. common stockholder	$1,147	$721

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

In this section, references to 2024 refer to the three months ended March 31, 2024 and references to 2023 refer to the three months ended March 31, 2023.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder increased by $426 million, or 59%, to $1.1 billion in 2024 from $721 million in 2023. The increase in net income available to Athene Holding Ltd. common stockholder was driven by a $1.7 billion increase in revenues and a $172 million decrease in net income attributable to noncontrolling interests, partially offset by a $1.3 billion increase in benefits and expenses and a $144 million increase in income tax expense.

Revenues

Revenues increased by $1.7 billion to $5.7 billion in 2024 from $4.1 billion in 2023. The increase was primarily driven by an increase in net investment income, an increase in investment related gains (losses) and an increase in VIE investment related gains (losses).

Net investment income increased by $885 million to $3.3 billion in 2024 from $2.4 billion in 2023, primarily driven by significant growth in our investment portfolio attributed to strong net flows during the previous twelve months, higher rates on new deployment related to the higher interest rate environment and higher floating rate income. These increases were partially offset by higher investment management fees driven by the significant growth in our investment portfolio.

Investment related gains (losses) increased by $612 million to $1.7 billion in 2024 from $1.1 billion in 2023, primarily due to the change in FIA hedging derivatives and favorable net foreign exchange impacts, partially offset by changes in the fair value of reinsurance assets, mortgage loans and trading securities. The change in fair value of FIA hedging derivatives increased $1.3 billion, primarily driven by the favorable performance of the equity indices upon which our call options are based, with the 2024 impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our call options are based on the S&P 500 index, which increased 10.2% in 2024, compared to an increase of 7.0% in 2023. The favorable net foreign exchange impacts were primarily related to the strengthening of the US dollar against foreign currencies in comparison to 2023 and the continued growth in foreign denominated business. The change in fair value of reinsurance assets decreased $678 million, the change in fair value of mortgage loans decreased $635 million and the change in fair value of trading securities decreased $129 million primarily driven by an increase in US Treasury rates in 2024 compared to a decrease in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

VIE investment related gains (losses) increased by $133 million to $334 million in 2024 from $201 million in 2023, primarily driven by unrealized gains on assets held by AAA, partially offset by an unfavorable change in the fair value of mortgage loans held in VIEs related to an increase in US Treasury rates in 2024 compared to a decrease in 2023.

Benefits and Expenses

Benefits and expenses increased by $1.3 billion to $3.9 billion in 2024 from $2.7 billion in 2023. The increase was primarily driven by an increase in interest sensitive contract benefits and an increase in future policy and other policy benefits, partially offset by a decrease in market risk benefits remeasurement (gains) losses.

Interest sensitive contract benefits increased by $1.6 billion to $2.9 billion in 2024 from $1.3 billion in 2023, primarily driven by an increase in the change in our fixed indexed annuity reserves, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher US Treasury rates, and significant growth in our deferred annuity and funding agreement blocks of business. The change in our fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $704 million was primarily due to the performance of the equity indices to which our FIA policies are linked, with the 2024 impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 10.2% in 2024, compared to an increase of 7.0% in 2023. The change in fair value of FIA embedded derivatives was also driven by the unfavorable impact of rates on policyholder projected benefits. These impacts were partially offset by the favorable change in discount rates used in our embedded derivative calculations as 2024 experienced an increase in discount rates compared to a decrease in 2023.

Future policy and other policy benefits increased by $77 million to $543 million in 2024 from $466 million in 2023, primarily driven by a $260 million increase in benefit payments as well as additional life reserves related to premiums, partially offset by a $56 million decrease in pension group annuity obligations compared to 2023 and a decrease in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to the increase in US Treasury rates in 2024 compared to a decrease in 2023.

Market risk benefits remeasurement (gains) losses decreased by $500 million to $(154) million in 2024 from $346 million in 2023. The gains in 2024 compared to losses in 2023 were primarily driven by a favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $454 million favorable compared to 2023 due to an increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, and $55 million favorable related to more favorable equity market performance compared to 2023.

Income Tax Expense

Income tax expense increased by $144 million to $307 million in 2024 from $163 million in 2023, primarily driven by the increase in net investment income, a favorable change in the fair value of market risk benefits and a favorable change in net FIA embedded derivatives, partially offset by the unfavorable change in fair value of reinsurance assets and mortgage loans and additional policyholder and other reserve liability costs. Our effective tax rate in the first quarter of 2024 was 17% compared to 12% in 2023. The income tax expense was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $172 million to $283 million in 2024 from $455 million in 2023, primarily due to the unfavorable change in fair value of reinsurance assets related to an increase in US Treasury rates in 2024 compared to a decrease in 2023, partially offset by income attributable to the ACRA 2 noncontrolling interest, which was established in the third quarter of 2023, and a higher allocation of income to the AAA noncontrolling interest due to the continued increase in the noncontrolling interest ownership of AAA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended March 31,
(In millions)	2024	2023
Fixed income and other net investment income	$2,455	$1,958
Alternative net investment income	266	185
Net investment earnings	2,721	2,143
Strategic capital management fees	25	14
Cost of funds	(1,723)	(1,235)
Net investment spread	1,023	922
Other operating expenses	(116)	(126)
Interest and other financing costs	(91)	(109)
Spread related earnings	$816	$687

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

In this section, references to 2024 refer to the three months ended March 31, 2024 and references to 2023 refer to the three months ended March 31, 2023.

Spread Related Earnings

SRE increased by $129 million, or 19%, to $816 million in 2024 from $687 million in 2023. The increase in SRE was primarily driven by higher net investment earnings and lower interest and other financing costs, partially offset by higher cost of funds.

Net investment earnings increased $578 million, primarily driven by $20.8 billion of growth in our average net invested assets, higher rates on new deployment related to the higher interest rate environment, higher floating rate income and favorable alternative investment performance. The favorable alternative investment performance compared to 2023 was primarily driven by favorable performance from Challenger Life Company Limited (Challenger) related to a share price increase in 2024 compared to a decrease in 2023, higher returns on our investment in Wheels related to strong performance and accelerated integration post-merger and more favorable performance from our investment in Redding Ridge attributed to continued strong growth. These impacts were partially offset by less favorable returns on our investment in Athora attributable to higher debt costs and operating expenses compared to 2023.

Cost of funds increased $488 million, primarily driven by higher rates on deferred annuity and funding agreement issuances, an increase in rates on existing floating rate funding agreements, significant growth in our retail, funding agreement and pension group annuity channels and an increase in the institutional block of business at higher crediting rates.

Interest and other financing costs decreased $18 million primarily related to lower interest expense resulting from a significant decrease in short-term repurchase agreements outstanding in 2024 compared to 2023, partially offset by interest expense related to our debt issuances in the fourth quarter of 2023 and the first quarter of 2024.

Net Investment Spread

	Three months ended March 31,
	2024	2023
Fixed income and other net investment earned rate	4.66%	4.13%
Alternative net investment earned rate	9.10%	6.12%
Net investment earned rate	4.89%	4.25%
Strategic capital management fees	0.04%	0.03%
Cost of funds	(3.10)%	(2.45)%
Net investment spread	1.83%	1.83%

Net investment spread of 1.83% in 2024, in line with 2023, primarily driven by a higher net investment earned rate, offset by higher cost of funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate increased 64 basis points to 4.89% in 2024 from 4.25% in 2023, primarily due to higher returns in our fixed income portfolio and favorable performance in our alternative investment portfolio. Fixed income and other net investment earned rate was 4.66% in 2024, an increase from 4.13% in 2023, primarily driven by higher rates on new deployment related to the higher interest rate environment and higher floating rate income. Alternative net investment earned rate was 9.10% in 2024, an increase from 6.12% in 2023, primarily driven by favorable performance from Challenger related to a share price increase in 2024 compared to a decrease in 2023, higher returns on our investment in Wheels related to strong performance and accelerated integration post-merger and more favorable performance from our investment in Redding Ridge attributed to continued strong growth. These impacts were partially offset by less favorable returns on our investment in Athora attributable to higher debt costs and operating expenses compared to 2023.

Cost of funds increased 65 basis points to 3.10% in 2024 from 2.45% in 2023, primarily driven by higher rates on deferred annuity and funding agreement issuances, an increase in rates on existing floating rate funding agreements and an increase in the institutional block of business at higher crediting rates.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses; stock compensation expense and the non-operating income tax expense related to these adjustments. The increase in adjustments to net income available to Athene Holding Ltd. common stockholder in 2024 compared to 2023 was primarily driven by the increase in non-operating change in insurance liabilities and related derivatives, partially offset by the decrease in investment gains (losses), net of offsets.

Non-operating change in insurance liabilities and related derivatives increased $808 million due to the increase in the change in fair value of market risk benefits and the increase in net FIA derivatives. The $472 million favorable change in fair value of market risk benefits was primarily driven by an increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, as well as favorable equity market performance compared to 2023. The $341 million favorable change in net FIA derivatives was primarily due to the favorable performance of the equity indices to which our FIA policies are linked, with the 2024 impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 10.2% in 2024, compared to an increase of 7.0% in 2023. The change in net FIA derivatives was also driven by the favorable change in discount rates used in our embedded derivative calculations as 2024 experienced an increase in discount rates compared to a decrease in 2023, partially offset by the unfavorable impact of rates on policyholder projected benefits.

Investment gains (losses), net of offsets, decreased $419 million, primarily due to the changes in fair value of mortgage loans and reinsurance assets, partially offset by favorable net foreign exchange impacts primarily related to the strengthening of the US dollar against foreign currencies in comparison to 2023 and the continued growth in foreign denominated business. The unfavorable changes in fair value of mortgage loans of $475 million and reinsurance assets of $392 million were primarily driven by an increase in US Treasury rates in 2024 compared to a decrease in 2023.

Investment Portfolio
We had total investments, including related parties and consolidated VIEs, of $275.4 billion and $259.3 billion as of March 31, 2024 and December 31, 2023, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income included management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base, sub-allocation and performance fees, of $289 million and $222 million, respectively, during the three months ended March 31, 2024 and 2023. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $317 million and $303 million, respectively, for the three months ended March 31, 2024 and 2023. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $227.4 billion and $217.4 billion as of March 31, 2024 and December 31, 2023, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

The following table presents the carrying values of our total investments, including related parties and VIEs:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$142,873	51.9%	$134,338	51.8%
Trading securities, at fair value	1,685	0.6%	1,706	0.7%
Equity securities	1,651	0.6%	1,293	0.5%
Mortgage loans, at fair value	48,207	17.5%	44,115	17.0%
Investment funds	110	0.1%	109	0.1%
Policy loans	330	0.1%	334	0.1%
Funds withheld at interest	23,230	8.4%	24,359	9.4%
Derivative assets	7,159	2.6%	5,298	2.1%
Short-term investments, at fair value	340	0.1%	341	0.1%
Other investments	1,371	0.5%	1,206	0.5%
Total investments	226,956	82.4%	213,099	82.3%
Investments in related parties
AFS securities, at fair value	16,378	5.9%	14,009	5.4%
Trading securities, at fair value	781	0.3%	838	0.3%
Equity securities, at fair value	315	0.1%	318	0.1%
Mortgage loans, at fair value	1,263	0.5%	1,281	0.5%
Investment funds	1,626	0.6%	1,632	0.6%
Funds withheld at interest	6,028	2.2%	6,474	2.5%
Short-term investments	556	0.2%	947	0.4%
Other investments, at fair value	336	0.1%	343	0.1%
Total related party investments	27,283	9.9%	25,842	9.9%
Total investments, including related parties	254,239	92.3%	238,941	92.2%
Investments of consolidated VIEs
Trading securities, at fair value	2,034	0.7%	2,136	0.8%
Mortgage loans, at fair value	2,147	0.8%	2,173	0.8%
Investment funds, at fair value	16,816	6.1%	15,927	6.2%
Other investments, at fair value	121	0.1%	103	—%
Total investments of consolidated VIEs	21,118	7.7%	20,339	7.8%
Total investments, including related parties and consolidated VIEs	$275,357	100.0%	$259,280	100.0%

The increase in our total investments, including related parties and consolidated VIEs, as of March 31, 2024 of $16.1 billion compared to December 31, 2023 was primarily driven by significant growth from gross organic inflows of $20.1 billion in excess of gross liability outflows of $8.0 billion and an increase in derivative assets primarily related to the impact of favorable equity market performance on our call options and the purchase of additional derivatives to hedge equity market performance and foreign exchange impacts. Additionally, total investments, including related parties and consolidated VIEs, increased due to the issuance of debt in the first quarter of 2024, an increase in VIE investment funds attributable to contributions from third-party investors into AAA and favorable performance of the underlying assets, and reinvestment of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

earnings, partially offset by unrealized losses on AFS securities during the three months ended March 31, 2024 of $737 million, as well as unrealized losses on mortgage loans, attributable to an increase in US Treasury rates in 2024.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of March 31, 2024, these investments totaled $44.7 billion, or 13.9% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas, which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$6,027	1.9%	$6,474	2.2%
Securitizations of unaffiliated assets where Apollo is manager	17,934	5.6%	16,072	5.3%
Investments in Apollo funds	11,331	3.5%	10,683	3.6%
Strategic investments in Apollo direct origination platforms	6,764	2.1%	6,464	2.2%
Investments in insurance companies	2,556	0.8%	2,575	0.9%
Other	98	—%	81	—%
Total related party investments	$44,710	13.9%	$42,349	14.2%

As of March 31, 2024, a $6.0 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of March 31, 2024, $30.9 billion, or 13.6% of our total net invested assets were related party investments. Of these, approximately $18.5 billion, or 8.1% of our net invested assets, were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $12.4 billion, or 5.5% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$18,454	8.1%	$16,759	7.7%
Investments in Apollo funds	6,048	2.7%	5,928	2.7%
Strategic investments in Apollo direct origination platforms	3,911	1.7%	3,518	1.6%
Investments in insurance companies	2,480	1.1%	2,459	1.1%
Other	13	—%	13	—%
Total related party net invested assets	$30,906	13.6%	$28,677	13.1%

AFS Securities

We invest in AFS securities and attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity to timely satisfy our liabilities as they become due or to respond to a change in the credit profile or other characteristics of the particular investment.

AFS securities are carried at fair value, less allowances for expected credit losses, on our condensed consolidated balance sheets. Changes in fair value of our AFS securities are charged or credited to other comprehensive income (loss), net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows, or change in fair value are recorded through the provision for credit losses within investment related gains (losses) on the condensed consolidated statements of income.

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2024
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$6,764	$—	$41	$(1,002)	$5,803	3.6%
US state, municipal and political subdivisions	1,283	—	—	(252)	1,031	0.6%
Foreign governments	2,086	—	6	(308)	1,784	1.1%
Corporate	94,419	(127)	589	(11,457)	83,424	52.4%
CLO	22,590	(1)	268	(459)	22,398	14.1%
ABS	14,379	(51)	118	(576)	13,870	8.7%
CMBS	7,372	(31)	63	(468)	6,936	4.4%
RMBS	8,235	(387)	229	(450)	7,627	4.8%
Total AFS securities	157,128	(597)	1,314	(14,972)	142,873	89.7%
AFS securities – related parties
Corporate	1,428	—	3	(76)	1,355	0.9%
CLO	4,506	—	18	(78)	4,446	2.8%
ABS	10,870	(1)	21	(313)	10,577	6.6%
Total AFS securities – related parties	16,804	(1)	42	(467)	16,378	10.3%
Total AFS securities, including related parties	$173,932	$(598)	$1,356	$(15,439)	$159,251	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2023
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399	3.6%
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046	0.7%
Foreign governments	2,083	—	71	(255)	1,899	1.3%
Corporate	88,343	(129)	830	(10,798)	78,246	52.8%
CLO	20,506	(2)	261	(558)	20,207	13.6%
ABS	13,942	(49)	120	(630)	13,383	9.0%
CMBS	7,070	(29)	52	(502)	6,591	4.4%
RMBS	8,160	(381)	252	(464)	7,567	5.1%
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338	90.5%
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352	0.9%
CLO	4,367	—	21	(120)	4,268	2.9%
ABS	8,665	(1)	34	(309)	8,389	5.7%
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009	9.5%
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347	100.0%

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$33,826	21.2%	$27,272	18.4%
Financial	27,661	17.4%	26,854	18.1%
Utilities	15,904	10.0%	16,048	10.9%
Communication	4,034	2.5%	5,063	3.4%
Transportation	3,354	2.1%	4,361	2.9%
Total corporate	84,779	53.2%	79,598	53.7%
Other government-related securities
US government and agencies	5,803	3.6%	5,399	3.6%
Foreign governments	1,784	1.1%	1,899	1.3%
US state, municipal and political subdivisions	1,031	0.6%	1,046	0.7%
Total non-structured securities	93,397	58.5%	87,942	59.3%
Structured securities
CLO	26,844	16.9%	24,475	16.5%
ABS	24,447	15.4%	21,772	14.7%
CMBS	6,936	4.4%	6,591	4.4%
RMBS
Agency	1,016	0.6%	962	0.6%
Non-agency	6,611	4.2%	6,605	4.5%
Total structured securities	65,854	41.5%	60,405	40.7%
Total AFS securities, including related parties	$159,251	100.0%	$148,347	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair value of our AFS securities, including related parties, was $159.3 billion and $148.3 billion as of March 31, 2024 and December 31, 2023, respectively. The increase was mainly driven by the deployment of strong organic inflows in excess of liability outflows, partially offset by unrealized losses on AFS securities during the three months ended March 31, 2024 of $737 million attributable to an increase in US Treasury rates in 2024.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	March 31, 2024			December 31, 2023
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$94,880	$86,887	54.5%	$88,673	$81,549	55.0%
2 A-C	73,487	67,476	42.4%	67,530	61,664	41.5%
Total investment grade	168,367	154,363	96.9%	156,203	143,213	96.5%
3 A-C	3,560	3,269	2.1%	3,869	3,544	2.4%
4 A-C	1,238	1,090	0.7%	1,144	1,013	0.7%
5 A-C	198	144	0.1%	178	129	0.1%
6	569	385	0.2%	622	448	0.3%
Total below investment grade	5,565	4,888	3.1%	5,813	5,134	3.5%
Total AFS securities, including related parties	$173,932	$159,251	100.0%	$162,016	$148,347	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our AFS portfolio, 96.9% and 96.5% as of March 31, 2024 and December 31, 2023, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$76,596	48.1%	$71,887	48.5%
BBB	62,833	39.4%	58,010	39.1%
Non-rated[1]	13,293	8.3%	11,427	7.7%
Total investment grade	152,722	95.8%	141,324	95.3%
BB	3,110	2.0%	3,421	2.3%
B	769	0.5%	826	0.6%
CCC	1,049	0.7%	1,037	0.6%
CC and lower	715	0.4%	739	0.5%
Non-rated[1]	886	0.6%	1,000	0.7%
Total below investment grade	6,529	4.2%	7,023	4.7%
Total AFS securities, including related parties	$159,251	100.0%	$148,347	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 4.2% and 4.7%, as of March 31, 2024 and December 31, 2023, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of March 31, 2024 and December 31, 2023, non-rated securities were comprised 54% and 64%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 20% and 22%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of March 31, 2024 and December 31, 2023, 94% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $24.4 billion and $21.8 billion as of March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$15,954	65.3%	$13,180	60.5%
2 A-C	7,445	30.5%	7,438	34.2%
Total investment grade	23,399	95.8%	20,618	94.7%
3 A-C	722	2.9%	802	3.7%
4 A-C	232	0.9%	257	1.2%
5 A-C	4	—%	4	—%
6	90	0.4%	91	0.4%
Total below investment grade	1,048	4.2%	1,154	5.3%
Total AFS ABS, including related parties	$24,447	100.0%	$21,772	100.0%

NRSRO rating agency designation
AAA/AA/A	$13,657	55.9%	$12,104	55.6%
BBB	7,546	30.9%	8,499	39.0%
Non-rated[1]	2,196	9.0%	15	0.1%
Total investment grade	23,399	95.8%	20,618	94.7%
BB	741	3.0%	824	3.8%
B	213	0.9%	236	1.1%
CCC	4	—%	4	—%
CC and lower	5	—%	4	—%
Non-rated[1]	85	0.3%	86	0.4%
Total below investment grade	1,048	4.2%	1,154	5.3%
Total AFS ABS, including related parties	$24,447	100.0%	$21,772	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of March 31, 2024 and December 31, 2023, a substantial majority of our AFS ABS portfolio, 95.8% and 94.7%, respectively, was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $26.8 billion and $24.5 billion as of March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$17,252	64.3%	$15,803	64.5%
2 A-C	9,449	35.2%	8,517	34.8%
Total investment grade	26,701	99.5%	24,320	99.3%
3 A-C	124	0.4%	137	0.6%
4 A-C	19	0.1%	18	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	143	0.5%	155	0.7%
Total AFS CLO, including related parties	$26,844	100.0%	$24,475	100.0%

NRSRO rating agency designation
AAA/AA/A	$17,244	64.3%	$15,803	64.5%
BBB	9,449	35.2%	8,517	34.8%
Non-rated[1]	8	—%	—	—%
Total investment grade	26,701	99.5%	24,320	99.3%
BB	124	0.4%	137	0.6%
B	19	0.1%	18	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	143	0.5%	155	0.7%
Total AFS CLO, including related parties	$26,844	100.0%	$24,475	100.0%

[1]Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of March 31, 2024 and December 31, 2023, 99.5% and 99.3%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $6.9 billion and $6.6 billion as of March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$5,531	79.7%	$5,231	79.4%
2 A-C	799	11.5%	970	14.7%
Total investment grade	6,330	91.2%	6,201	94.1%
3 A-C	242	3.5%	231	3.5%
4 A-C	300	4.3%	93	1.4%
5 A-C	31	0.5%	30	0.5%
6	33	0.5%	36	0.5%
Total below investment grade	606	8.8%	390	5.9%
Total AFS CMBS	$6,936	100.0%	$6,591	100.0%

NRSRO rating agency designation
AAA/AA/A	$5,019	72.4%	$4,718	71.6%
BBB	935	13.5%	905	13.7%
Non-rated[1]	237	3.4%	230	3.5%
Total investment grade	6,191	89.3%	5,853	88.8%
BB	503	7.3%	497	7.5%
B	129	1.9%	142	2.2%
CCC	111	1.5%	97	1.5%
CC and lower	2	—%	2	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	745	10.7%	738	11.2%
Total AFS CMBS	$6,936	100.0%	$6,591	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of March 31, 2024 and December 31, 2023, 91.2% and 94.1%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 89.3% and 88.8%, as of March 31, 2024 and December 31, 2023, respectively, of securities were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $7.6 billion as of each of March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$6,690	87.7%	$6,645	87.9%
2 A-C	275	3.6%	245	3.2%
Total investment grade	6,965	91.3%	6,890	91.1%
3 A-C	279	3.7%	281	3.7%
4 A-C	225	3.0%	235	3.1%
5 A-C	71	0.9%	74	1.0%
6	87	1.1%	87	1.1%
Total below investment grade	662	8.7%	677	8.9%
Total AFS RMBS	$7,627	100.0%	$7,567	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,501	32.8%	$2,405	31.9%
BBB	525	6.9%	562	7.4%
Non-rated[1]	2,415	31.7%	2,356	31.1%
Total investment grade	5,441	71.4%	5,323	70.4%
BB	63	0.8%	101	1.3%
B	148	1.9%	124	1.7%
CCC	903	11.8%	915	12.1%
CC and lower	698	9.2%	715	9.4%
Non-rated[1]	374	4.9%	389	5.1%
Total below investment grade	2,186	28.6%	2,244	29.6%
Total AFS RMBS	$7,627	100.0%	$7,567	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 91.3% and 91.1% as of March 31, 2024 and December 31, 2023, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 71.4% and 70.4% of our RMBS portfolio as investment grade as of March 31, 2024 and December 31, 2023, respectively.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of March 31, 2024, our AFS securities, including related parties, had a fair value of $159.3 billion, which was 8.4% below amortized cost of $173.9 billion. As of December 31, 2023, our AFS securities, including related parties, had a fair value of $148.3 billion, which was 8.4% below amortized cost of $162.0 billion. Our fair value of AFS securities as of both March 31, 2024 and December 31, 2023 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	March 31, 2024
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$63,059	$(8,069)	$54,990	87.2%	$86,887	(9.3)%
2 A-C	49,766	(6,369)	43,397	87.2%	67,476	(9.4)%
Total investment grade	112,825	(14,438)	98,387	87.2%	154,363	(9.4)%
3 A-C	2,700	(255)	2,445	90.6%	3,269	(7.8)%
4 A-C	474	(55)	419	88.4%	1,090	(5.0)%
5 A-C	103	(32)	71	68.9%	144	(22.2)%
6	266	(43)	223	83.8%	385	(11.2)%
Total below investment grade	3,543	(385)	3,158	89.1%	4,888	(7.9)%
Total	$116,368	$(14,823)	$101,545	87.3%	$159,251	(9.3)%

	December 31, 2023
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$60,105	$(7,627)	$52,478	87.3%	$81,549	(9.4)%
2 A-C	47,893	(6,334)	41,559	86.8%	61,664	(10.3)%
Total investment grade	107,998	(13,961)	94,037	87.1%	143,213	(9.7)%
3 A-C	3,026	(283)	2,743	90.6%	3,544	(8.0)%
4 A-C	533	(61)	472	88.6%	1,013	(6.0)%
5 A-C	79	(25)	54	67.1%	129	(19.4)%
6	223	(38)	185	82.5%	448	(8.5)%
Total below investment grade	3,861	(407)	3,454	89.4%	5,134	(7.9)%
Total	$111,859	$(14,368)	$97,491	87.2%	$148,347	(9.7)%

The gross unrealized losses on AFS securities, including related parties, were $14.8 billion and $14.4 billion as of March 31, 2024 and December 31, 2023, respectively. The increase in unrealized losses on AFS securities was primarily attributable to an increase in US Treasury rates in 2024.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements.

As of March 31, 2024 and December 31, 2023, we held an allowance for credit losses on AFS securities of $598 million and $591 million, respectively. During the three months ended March 31, 2024, we recorded an increase in the allowance for credit losses on AFS securities of $7 million, of which $10 million had an income statement impact and $(3) million related to PCD securities and other changes. During the three months ended March 31, 2023, we recorded an increase in provision for credit losses on AFS securities of $44 million, of which $19 million had an income statement impact and $25 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from the Silicon Valley Bank failure. The intent-to-sell impairments for the three months ended March 31, 2024 and 2023 were $2 million and $41 million, respectively. The decrease in our intent-to-sell impairments was primarily driven by the impacts from the Silicon Valley Bank failure in the first quarter of 2023.

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of each of March 31, 2024 and December 31, 2023, 34% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	March 31, 2024			December 31, 2023
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$8,163	$7,879	14.4%	$7,350	$7,099	13.9%
Other Europe	15,062	13,507	24.7%	13,670	12,245	24.0%
Total Europe	23,225	21,386	39.1%	21,020	19,344	37.9%
Non-US North America	26,233	25,288	46.2%	24,041	23,044	45.1%
Australia & New Zealand	3,652	3,273	6.0%	3,504	3,153	6.2%
Asia/Pacific	2,298	2,074	3.8%	2,348	2,219	4.3%
Central & South America	1,636	1,433	2.6%	1,630	1,438	2.8%
Africa & Middle East	1,570	1,244	2.3%	2,276	1,911	3.7%
Total	$58,614	$54,698	100.0%	$54,819	$51,109	100.0%

Approximately 98.2% and 97.9% of these securities are investment grade by NAIC designation as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 25% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $4.5 billion and $4.7 billion as of March 31, 2024 and December 31, 2023, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The decrease in trading securities was primarily driven by unrealized losses during the three months ended March 31, 2024 attributable to an increase in US Treasury rates in 2024.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Property type
Apartment	$10,565	20.5%	$9,591	20.2%
Office building	4,339	8.4%	4,455	9.4%
Industrial	4,497	8.7%	4,143	8.7%
Hotels	3,113	6.0%	2,913	6.1%
Retail	2,215	4.3%	2,158	4.5%
Other commercial[1]	3,805	7.4%	3,352	7.0%
Total commercial mortgage loans	28,534	55.3%	26,612	55.9%
Residential loans	23,083	44.7%	20,957	44.1%
Total mortgage loans, including related parties and consolidated VIEs	$51,617	100.0%	$47,569	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $51.6 billion and $47.6 billion as of March 31, 2024 and December 31, 2023, respectively. This included $1.4 billion of mezzanine mortgage loans as of each of March 31,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2024 and December 31, 2023. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CML) on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our residential mortgage loan (RML) portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

We have elected the fair value option on our mortgage loan portfolio; therefore, we have no allowance for credit losses for commercial and residential mortgage loans. Interest income on mortgage loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income and prepayment fees are reported in net investment income on the condensed consolidated statements of income. Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the condensed consolidated statements of income.

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2024 and December 31, 2023, we had $750 million and $543 million, respectively, of mortgage loans that were 90 days past due, of which $192 million and $125 million, respectively, were in the process of foreclosure. As of March 31, 2024 and December 31, 2023, $107 million and $124 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

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

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$84	0.5%	$82	0.5%
Hybrid	19	0.1%	20	0.1%
Other	7	—%	7	—%
Total investment funds	110	0.6%	109	0.6%
Investment funds – related parties
Strategic origination platforms	47	0.3%	47	0.3%
Insurance platforms	1,299	7.0%	1,300	7.4%
Apollo and other fund investments
Equity	249	1.3%	254	1.4%
Yield	7	—%	8	—%
Other	24	0.1%	23	0.1%
Total investment funds – related parties	1,626	8.7%	1,632	9.2%
Investment funds owned by consolidated VIEs
Strategic origination platforms	5,854	31.6%	5,594	31.7%
Insurance platforms	471	2.5%	483	2.7%
Apollo and other fund investments
Equity	3,591	19.4%	3,409	19.3%
Hybrid	4,325	23.3%	4,242	24.0%
Yield	1,462	7.9%	1,356	7.7%
Other	1,113	6.0%	843	4.8%
Total investment funds owned by consolidated VIEs	16,816	90.7%	15,927	90.2%
Total investment funds, including related parties and consolidated VIEs	$18,552	100.0%	$17,668	100.0%

Overall, total investment funds, including related parties and consolidated VIEs, were $18.6 billion and $17.7 billion, as of March 31, 2024 and December 31, 2023, respectively. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by additional contributions from third-party investors into AAA, a consolidated VIE, and favorable performance of the underlying investment funds held in AAA.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, Lincoln and Jackson. As of March 31, 2024, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income. The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses) in the condensed consolidated statements of income. Although we do not legally own the underlying investments in the funds withheld at interest, in each instance, the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
Corporate	$14,165	48.4%	$14,840	48.1%
ABS	3,192	10.9%	3,285	10.6%
CLO	2,228	7.6%	2,612	8.5%
CMBS	681	2.3%	688	2.2%
RMBS	542	1.9%	580	1.9%
Foreign governments	312	1.1%	328	1.1%
US state, municipal and political subdivisions	189	0.7%	188	0.6%
Mortgage loans	5,005	17.1%	5,277	17.1%
Investment funds	852	2.9%	827	2.7%
Equity securities	372	1.3%	351	1.1%
Short-term investments	233	0.8%	228	0.7%
Derivative assets	156	0.5%	113	0.4%
Cash and cash equivalents	1,476	5.0%	1,622	5.3%
Other assets and liabilities	(145)	(0.5)%	(106)	(0.3)%
Total funds withheld at interest, including related parties	$29,258	100.0%	$30,833	100.0%

As of March 31, 2024 and December 31, 2023, we held $29.3 billion and $30.8 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 94.9% and 95.0% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2024 and December 31, 2023, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business and unrealized losses during the three months ended March 31, 2024 attributable to an increase in US Treasury rates in 2024.

Derivative Instruments

We hold derivative instruments for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk and foreign exchange risk. The types of derivatives we may use include interest rate swaps, foreign currency swaps and forward contracts, total return swaps, credit default swaps, variance swaps, futures and equity options.

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

Net Invested Assets

The following summarizes our net invested assets:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$86,528	38.1%	$82,883	38.1%
CLO	21,466	9.4%	20,538	9.4%
Credit	107,994	47.5%	103,421	47.5%
CML	27,008	11.9%	25,977	11.9%
RML	19,859	8.7%	18,021	8.3%
RMBS	7,741	3.4%	7,795	3.6%
CMBS	5,805	2.6%	5,580	2.6%
Real estate	60,413	26.6%	57,373	26.4%
ABS	23,897	10.5%	22,202	10.2%
Alternative investments	11,747	5.2%	11,659	5.4%
State, municipal, political subdivisions and foreign government	3,373	1.5%	3,384	1.5%
Equity securities	1,979	0.9%	1,727	0.8%
Short-term investments	859	0.4%	1,048	0.5%
US government and agencies	4,420	1.9%	4,052	1.9%
Other investments	46,275	20.4%	44,072	20.3%
Cash and equivalents	10,294	4.5%	10,467	4.8%
Policy loans and other	2,379	1.0%	2,094	1.0%
Net invested assets	$227,355	100.0%	$217,427	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $227.4 billion and $217.4 billion as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, corporate securities included $23.5 billion of private placements, which represented 10.3% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $14.6 billion in excess of net liability outflows of $6.7 billion, the issuance of debt in the first quarter of 2024 and the reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels	$683	5.8%	$691	5.9%
Redding Ridge	564	4.8%	571	4.9%
MidCap Financial	495	4.2%	528	4.5%
NNN Lease	428	3.6%	459	3.9%
Aqua Finance	269	2.3%	215	1.8%
PK AirFinance	241	2.1%	251	2.2%
Foundation Home Loans	229	1.9%	242	2.1%
Other	230	2.0%	243	2.1%
Total strategic origination platforms	3,139	26.7%	3,200	27.4%
Retirement services platforms
Athora	1,116	9.5%	1,106	9.5%
Catalina	372	3.2%	382	3.3%
FWD	358	3.0%	358	3.1%
Challenger	298	2.5%	274	2.4%
Venerable	184	1.6%	181	1.5%
Total retirement services platforms	2,328	19.8%	2,301	19.8%
Apollo and other fund investments
Equity
Traditional private equity	1,140	9.7%	1,157	9.9%
Real estate	884	7.5%	969	8.3%
Other	190	1.6%	189	1.6%
Total equity	2,214	18.8%	2,315	19.8%
Hybrid
Real estate	1,069	9.1%	1,123	9.6%
Other	1,465	12.5%	1,479	12.7%
Total hybrid	2,534	21.6%	2,602	22.3%
Yield	887	7.6%	867	7.5%
Total Apollo and other fund investments	5,635	48.0%	5,784	49.6%
Other[1]	645	5.5%	374	3.2%
Net alternative investments	$11,747	100.0%	$11,659	100.0%

[1] Other primarily includes cash and royalties.

Net alternative investments were $11.7 billion as of each of March 31, 2024 and December 31, 2023, representing 5.2% and 5.4% of our net invested asset portfolio as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, we hold approximately 70% of our net alternative investments through AAA and have a gross ownership percentage in AAA of approximately 66%.

Net alternative investments do not correspond to the total investment funds, including related parties and consolidated VIEs, on our condensed consolidated balance sheets. As previously discussed in the net invested assets section, we adjust the US GAAP presentation for assumed and ceded reinsurance as well as VIEs. We include certain equity securities in alternative investments due to their underlying characteristics and equity-like features.

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

Our alternative investment in Athora had a carrying value of $1.1 billion as of each of March 31, 2024 and December 31, 2023. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 3.56% and 11.68% for the three months ended March 31, 2024 and 2023, respectively. Alternative investment income from Athora was $10 million and $31 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in alternative investment income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by higher debt costs and operating expenses compared to 2023.

Non-GAAP Measure Reconciliations

The reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended March 31,
(In millions)	2024	2023
Net income available to Athene Holding Ltd. common stockholder	$1,147	$721
Preferred stock dividends	45	47
Net income attributable to noncontrolling interests	283	455
Net income	1,475	1,223
Income tax expense	307	163
Income before income taxes	1,782	1,386
Investment gains (losses), net of offsets	(22)	397
Non-operating change in insurance liabilities and related derivatives	673	(135)
Integration, restructuring and other non-operating expenses	(30)	(29)
Stock compensation expense	(13)	(16)
Preferred stock dividends	45	47
Noncontrolling interests – pre-tax income and VIE adjustments	313	435
Less: Total adjustments to income before income taxes	966	699
Spread related earnings	$816	$687

The reconciliation of total AHL stockholders’ equity to total adjusted AHL common stockholder’s equity is as follows:

(In millions)	March 31, 2024	December 31, 2023
Total AHL stockholders’ equity	$14,760	$13,838
Less: Preferred stock	3,154	3,154
Total AHL common stockholder’s equity	11,606	10,684
Less: Accumulated other comprehensive loss	(5,628)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,880)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,426)	(2,233)
Total adjusted AHL common stockholder’s equity	$21,540	$20,368

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt-to-capital ratio to adjusted senior debt-to-capital ratio is as follows:

(In millions, except percentages)	March 31, 2024	December 31, 2023
Total debt	$5,740	$4,209
Less: Subordinated debt	575	—
Less: Adjustment to arrive at notional debt	165	209
Notional senior debt	$5,000	$4,000

Total debt	$5,740	$4,209
Total AHL stockholders’ equity	14,760	13,838
Total capitalization	20,500	18,047
Less: Accumulated other comprehensive loss	(5,628)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,880)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,426)	(2,233)
Less: Adjustment to arrive at notional debt	165	209
Total adjusted capitalization	$30,269	$27,522

Debt-to-capital ratio	28.0%	23.3%
Accumulated other comprehensive loss	(5.2)%	(4.7)%
Accumulated change in fair value of reinsurance assets	(1.7)%	(1.6)%
Accumulated change in fair value of mortgage loan assets	(2.2)%	(1.9)%
Adjustment to exclude subordinated debt	(1.9)%	—%
Adjustment to arrive at notional debt	(0.5)%	(0.6)%
Adjusted senior debt-to-capital ratio	16.5%	14.5%

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	March 31, 2024	December 31, 2023
Total debt	$5,740	$4,209
Add: 50% of preferred stock	1,577	1,577
Less: 50% of subordinated debt	288	—
Less: Adjustment to arrive at notional debt	165	209
Adjusted leverage	$6,864	$5,577

Total debt	$5,740	$4,209
Total AHL stockholders’ equity	14,760	13,838
Total capitalization	20,500	18,047
Less: Accumulated other comprehensive loss	(5,628)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,880)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,426)	(2,233)
Less: Adjustment to arrive at notional debt	165	209
Total adjusted capitalization	$30,269	$27,522

Leverage ratio	43.4%	40.8%
Accumulated other comprehensive loss	(8.0)%	(8.2)%
Accumulated change in fair value of reinsurance assets	(2.7)%	(2.8)%
Accumulated change in fair value of mortgage loan assets	(3.5)%	(3.3)%
Adjustment to exclude 50% of preferred stock	(5.2)%	(5.6)%
Adjustment to exclude 50% of subordinated debt	(0.9)%	—%
Adjustment to arrive at notional debt	(0.4)%	(0.6)%
Adjusted leverage ratio	22.7%	20.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2024		2023
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$3,292	5.92%	$2,407	4.78%
Change in fair value of reinsurance assets	(10)	(0.02)%	70	0.14%
VIE earnings and noncontrolling interests	311	0.56%	200	0.40%
Alternative gains (losses)	5	0.01%	(9)	(0.02)%
Reinsurance impacts	(64)	(0.12)%	(64)	(0.13)%
ACRA noncontrolling interests	(868)	(1.56)%	(448)	(0.89)%
Held-for-trading amortization and other	55	0.10%	(13)	(0.03)%
Total adjustments to arrive at net investment earnings/earned rate	(571)	(1.03)%	(264)	(0.53)%
Total net investment earnings/earned rate	$2,721	4.89%	$2,143	4.25%

Average net invested assets	$222,391		$201,600

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended March 31,
	2024		2023
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$3,939	7.08%	$2,674	5.31%
Premiums	(101)	(0.18)%	(96)	(0.19)%
Product charges	(238)	(0.43)%	(198)	(0.39)%
Other revenues	(2)	—%	(13)	(0.03)%
FIA option costs	392	0.70%	365	0.72%
Reinsurance impacts	(42)	(0.08)%	(37)	(0.07)%
Non-operating change in insurance liabilities and embedded derivatives	(1,339)	(2.41)%	(873)	(1.73)%
Policy and other operating expenses, excluding policy acquisition expenses	(341)	(0.61)%	(310)	(0.62)%
AmerUs Closed Block fair value liability	15	0.03%	(42)	(0.08)%
ACRA noncontrolling interests	(692)	(1.24)%	(287)	(0.57)%
Other	132	0.24%	52	0.10%
Total adjustments to arrive at cost of funds	(2,216)	(3.98)%	(1,439)	(2.86)%
Total cost of funds	$1,723	3.10%	$1,235	2.45%

Average net invested assets	$222,391		$201,600

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended March 31,
(In millions)	2024	2023
US GAAP policy and other operating expenses	$459	$435
Interest expense	(102)	(115)
Policy acquisition expenses, net of deferrals	(118)	(125)
Integration, restructuring and other non-operating expenses	(30)	(29)
Stock compensation expenses	(13)	(16)
ACRA noncontrolling interests	(70)	(17)
Other	(10)	(7)
Total adjustments to arrive at other operating expenses	(343)	(309)
Other operating expenses	$116	$126

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	March 31, 2024	December 31, 2023
Total investments, including related parties	$254,239	$238,941
Derivative assets	(7,159)	(5,298)
Cash and cash equivalents (including restricted cash)	16,825	14,781
Accrued investment income	2,332	1,933
Net receivable (payable) for collateral on derivatives	(4,293)	(2,835)
Reinsurance impacts	(1,358)	(572)
VIE assets, liabilities and noncontrolling interests	14,979	14,818
Unrealized (gains) losses	17,809	16,445
Ceded policy loans	(171)	(174)
Net investment receivables (payables)	(950)	11
Allowance for credit losses	615	608
Other investments	(31)	(41)
Total adjustments to arrive at gross invested assets	38,598	39,676
Gross invested assets	292,837	278,617
ACRA noncontrolling interests	(65,482)	(61,190)
Net invested assets	$227,355	$217,427

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	March 31, 2024	December 31, 2023
Investment funds, including related parties and consolidated VIEs	$18,552	$17,668
Equity securities	436	430
Certain equity securities included in AFS or trading securities	205	201
Investment funds within funds withheld at interest	852	827
Royalties	10	14
Net assets of the VIE, excluding investment funds	(5,178)	(4,508)
Unrealized (gains) losses	53	26
ACRA noncontrolling interests	(3,011)	(2,829)
Other assets	(172)	(170)
Total adjustments to arrive at net alternative investments	(6,805)	(6,009)
Net alternative investments	$11,747	$11,659

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	March 31, 2024	December 31, 2023
Total liabilities	$297,423	$279,344
Debt	(5,740)	(4,209)
Derivative liabilities	(2,429)	(1,995)
Payables for collateral on derivatives and securities to repurchase	(5,481)	(4,370)
Other liabilities	(4,195)	(2,590)
Liabilities of consolidated VIEs	(1,082)	(1,115)
Reinsurance impacts	(9,277)	(8,574)
Policy loans ceded	(171)	(174)
Market risk benefit asset	(383)	(377)
ACRA noncontrolling interests	(60,142)	(56,651)
Total adjustments to arrive at net reserve liabilities	(88,900)	(80,055)
Net reserve liabilities	$208,523	$199,289

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but excludes pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of March 31, 2024 was $116.2 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of March 31, 2024 was $14.6 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our credit facility and liquidity facility. The credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the credit facility. The credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of March 31, 2024. The liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The liquidity facility has an initial 364-day term, subject to additional 364-day extensions, and was undrawn as of March 31, 2024. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance Subsidiaries’ Liquidity

Operations

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums and deposits), investment income, principal repayments on our investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, payments to satisfy pension group annuity obligations, policy acquisition and general operating costs and payment of cash dividends.

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of March 31, 2024 and December 31, 2023, approximately 80% and 79%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2024 and December 31, 2023, approximately 64% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of March 31, 2024, approximately 29% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 56% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2024 and December 31, 2023, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $7.6 billion and $6.5 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2024, our total maximum borrowing capacity under the FHLB facilities was limited to $47.8 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2024, we had the ability to draw up to an estimated $12.1 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of March 31, 2024 and December 31, 2023, the payables for repurchase agreements were $2.7 billion and $3.9 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $2.8 billion and $4.1 billion, respectively. As of March 31, 2024, payables for repurchase agreements were comprised of no short-term and $2.7 billion of long-term repurchase agreements. As of December 31, 2023, payables for repurchase agreements were comprised of $686 million of short-term and $3.2 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of March 31, 2024, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of March 31, 2024, we had no outstanding payables under this facility.

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2024	2023
Net income	$1,475	$1,223
Non-cash revenues and expenses	(1,290)	(1,148)
Net cash provided by operating activities	185	75
Sales, maturities and repayments of investments	9,546	5,770
Purchases of investments	(26,218)	(12,096)
Other investing activities	297	407
Net cash used in investing activities	(16,375)	(5,919)
Inflows on investment-type policies and contracts	20,803	12,006
Withdrawals on investment-type policies and contracts	(4,786)	(2,707)
Other financing activities	2,214	3,419
Net cash provided by financing activities	18,231	12,718
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net increase (decrease) in cash and cash equivalents[1]	$2,039	$6,877

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $185 million and $75 million for the three months ended March 31, 2024 and 2023, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2024 compared to 2023 was primarily driven by an increase in net investment income, partially offset by greater pension group annuity benefit payments, net of cash inflows, and an increase in cash paid for policy acquisition and other operating expenses.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $16.4 billion and $5.9 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in cash used in investing activities for the three months ended March 31, 2024 compared to 2023 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from strong organic growth compared to 2023, partially offset by an increase in sales, maturities and repayments of investments.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $18.2 billion and $12.7 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2024 compared to 2023 was primarily attributed to higher cash received from funding agreement, flow reinsurance and retail inflows, net of cash outflows, the issuance of $1.6 billion of debt in 2024, a favorable change in cash collateral posted for derivative transactions related to more favorable equity market performance in 2024 compared to 2023, an increase in net capital contributions from noncontrolling interests and the payment of less common stock dividends as 2023 included the payment of the fourth quarter 2022 common stock dividend. These increases were partially offset by cash paid to settle some of the outstanding short-term and long-term repurchase agreements in 2024 compared to cash received from the issuance of significant short-term repurchase agreements in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of March 31, 2024:

	Payments Due by Period
(In millions)	2024	2025-2026	2027-2028	2029 and thereafter	Total
Interest sensitive contract liabilities	$15,242	$41,741	$63,983	$99,268	$220,234
Future policy benefits	2,013	5,485	5,284	38,890	51,672
Market risk benefits	—	—	—	5,597	5,597
Other policy claims and benefits	108	—	—	—	108
Dividends payable to policyholders	6	14	13	60	93
Debt[1]	198	585	1,565	8,891	11,239
Securities to repurchase[2]	113	1,631	1,302	—	3,046
Total	$17,680	$49,456	$72,147	$152,706	$291,989

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2024 interest rate.

Atlas Securitized Products Holdings LP

In connection with our, Apollo and CS’s previously announced transaction, certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas originally agreed to pay CS $3.3 billion by February 8, 2028. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase price obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, AAM and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM have each issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. Our guarantees are not probable of payment, hence there are no liabilities recorded for the guarantees on the condensed consolidated financial statements.

In exchange for the purchase price, Atlas originally received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. Atlas will collect $0.4 billion of fees under the investment management agreement with CS through June 2024, including payments already received and transition and termination payments. Finally, Atlas also benefits generally from the net spread earned on its assets in excess of its cost of financing.

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

For the three months ended March 31, 2024, we declared common stock cash dividends of $187 million on February 15, 2024, payable to the holder of AHL’s common stock with a record date of March 12, 2024 and payment date of March 15, 2024.

For the three months ended March 31, 2023, we declared and paid common stock cash dividends of $374 million, including payment of the fourth quarter 2022 dividend in the first quarter of 2023.

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

The maximum distribution permitted by law or contract is not necessarily indicative of our actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect our ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, AM Best, Fitch and Moody’s, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion credit facility, drawing on our undrawn $2.6 billion liquidity facility or by pursuing future issuances of debt or preferred stock to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our credit facility contains various standard covenants with which we must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates, ratios and terms are as defined in the credit facility. Our liquidity facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum consolidated net worth of no less than $8.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the liquidity facility.

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preferred stock, depositary shares, warrants and units.

Debt – The following summarizes our outstanding long-term senior and subordinated notes (in millions, except percentages):

Issuance	Issue Date	Maturity Date	Interest Rate	Principal Balance
2028 Senior Notes	January 12, 2018	January 12, 2028	4.125%	$1,000
2030 Senior Notes	April 3, 2020	April 3, 2030	6.150%	$500
2031 Senior Notes	October 8, 2020	January 15, 2031	3.500%	$500
2051 Senior Notes	May 25, 2021	May 25, 2051	3.950%	$500
2052 Senior Notes	December 13, 2021	May 15, 2052	3.450%	$500
2033 Senior Notes	November 21, 2022	February 1, 2033	6.650%	$400
2034 Senior Notes	December 12, 2023	January 15, 2034	5.875%	$600
2064 Subordinated Notes	March 7, 2024	March 30, 2064	7.250%[1]	$575
2054 Senior Notes	March 22, 2024	April 1, 2054	6.250%	$1,000
[1] The 2064 Subordinated Notes bear interest at an annual fixed rate of 7.250% until March 30, 2029. On March 30, 2029, and every fifth annual anniversary thereafter, the interest rate resets to the five-year US Treasury rate (as defined in the applicable prospectus supplement) plus 2.986%.

See Note 8 – Debt to the condensed consolidated financial statements and Note 12 – Debt to the consolidated financial statements in our 2023 Annual Report for further information on debt.

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

See Note 13 – Equity to the consolidated financial statements in our 2023 Annual Report for further information on preferred stock.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of March 31, 2024.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of March 31, 2024 and December 31, 2023, the revolving note payable had an outstanding balance of $886 million and $486 million, respectively.

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

As of December 31, 2023 and 2022, our US insurance companies’ total adjusted capital (TAC), as defined by the NAIC, was $5.8 billion and $4.1 billion, respectively, and our US RBC ratio was 392% and 387%, respectively. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC. Our TAC was significantly in excess of all regulatory standards as of December 31, 2023 and 2022, respectively.

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $14.6 billion and $14.8 billion as of December 31, 2023 and 2022, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency and maintain minimum economic balance sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. For the Bermuda group, which includes the capital and surplus of AARe and all of its subsidiaries, including Athene Annuity & Life Assurance Company (AADE) and its subsidiaries, EBS capital and surplus was $26.6 billion and $21.9 billion, resulting in a Bermuda Solvency Capital Requirement (BSCR) ratio of 291% and 278% as of December 31, 2023 and 2022, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2023 and 2022, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2023 and 2022, our Bermuda RBC ratio was 400% and 407%, respectively. The Bermuda RBC ratio is calculated by applying the NAIC RBC factors to the statutory financial statements of our non-US reinsurance subsidiaries on an aggregate basis with certain adjustments made by management as described in the glossary. The statutory capital and surplus and RBC of our Bermuda insurance companies presented herein exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT. We are currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of our Bermuda insurance companies.

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

ACRA 2 – Similar to ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

These strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2023 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•fair value of investments;
•impairment of investments and allowances for expected credit losses;
•derivatives valuation, including embedded derivatives;
•future policy benefits;
•market risk benefits;
•consolidation of VIEs; and
•income taxes.

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments of our 2023 Annual Report.

For a discussion of new accounting pronouncements affecting us, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk, equity price risk and inflation risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk, equity price risk and inflation risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks of our 2023 Annual Report.

There have been no material changes to our market risk exposures from those previously disclosed in our 2023 Annual Report, except as described below.

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of March 31, 2024, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2023, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of March 31, 2024, when compared to December 31, 2023, was driven by the decrease in our net floating rate position related to hedging actions as well as additional issuances of floating rate funding agreements.

We are unable to make forward-looking estimates regarding the impact on net income or spread related earnings of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income before income taxes” in our reconciliation between net income available to AHL common stockholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income available to AHL common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of March 31, 2024, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following should be read in conjunction with the risk factors that may affect our business or operations described in Part I–Item 1A. Risk Factors of our 2023 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from those previously disclosed in our 2023 Annual Report.

The following updates and supplements the risk factors described in our 2023 Annual Report:

We or our business may be the target or subject of, and we may be required to defend against or respond to, litigation, regulatory investigations, enforcement actions or reputational harm.

We operate in an industry in which various practices are subject to potential litigation, including class actions and regulatory scrutiny. We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business and may be the subject of regulatory proceedings (including investigations and enforcement actions). Plaintiffs may seek large or indeterminate amounts of damages in litigation and regulators may seek large fines in enforcement actions. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation and enforcement actions, it is possible that an unfavorable resolution of one or more matters could have a material and adverse effect on our business, financial condition, results of operations and cash flows. See Item 1. Legal Proceedings and Note 12 – Commitments and Contingencies to the condensed consolidated financial statements for certain matters to which we are a party, if any. Even if we ultimately prevail in any litigation or receive positive results from investigations, we could incur material legal costs, or our reputation could be materially adversely affected.

Beginning in March 2024, four putative class actions were filed in federal courts in the United States against certain of our customers, in their respective capacities as plan sponsors, alleging violations of the Employee Retirement Income Security Act of 1974 (ERISA) in connection with their transfer of pension obligations under defined benefit plans governed under ERISA and their purchase of pension group annuity (PGA) contracts from us. The lawsuits seek, inter alia, that defendants guarantee the annuities purchased from us and disgorge any profits earned from the transactions. Although we are not a named defendant, the lawsuits make several negative allegations about us and our business, which we believe to be untrue. Negative public perceptions of us and our business could adversely affect (and may have already adversely affected) our ability to attract and retain customers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, these lawsuits could lead to increased regulatory and governmental scrutiny of our business and the industry overall, and/or result in us becoming involved in these lawsuits or even being named as a defendant in future lawsuits related to our PGA business, which could result in additional expenses, adverse regulations and oversight, and/or additional reputational harm. These lawsuits could also spur similar copycat lawsuits, which could further impact our PGA business. To the extent that the inflows in our PGA business are negatively impacted by these lawsuits and any related regulatory and governmental scrutiny, we may seek to increase our inflows in our other distribution channels, including by issuing additional funding agreements within our institutional channel. However, there are no assurances that we would be successful in replacing any PGA inflows with inflows from other distribution channels or that such other inflows would result in comparable spreads.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture for Subordinated Debt Securities, dated March 7, 2024, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 7, 2024).

4.2
First Supplemental Indenture, dated March 7, 2024, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 7, 2024).

4.3	Form of 7.250% Junior Subordinated Debentures due 2064 (included in Exhibit 4.2).
4.4
Ninth Supplemental Indenture, dated March 22, 2024 between Athene Holding Ltd., a Delaware corporation, and U.S. Bank Trust Company, National Association (as successor in interest to the U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on March 22, 2024).

4.5	Form of 6.25% Senior Notes due 2054 (included in Exhibit 4.4).
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: May 7, 2024	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)