Form 10-Q
period 2024-06-30
Athene Holding Ltd.
filed 2024-08-08
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2024, 203,805,432 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

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

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (1) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (2) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within our US RBC Ratio and (2) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities as well as surplus assets. Gross invested assets include (a) total investments on the consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and block reinsurance outflows.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The adjustments to net investment income to arrive at our net investment earnings add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges, (e) amortization of premium/discount on held-for-trading securities and (f) the change in fair value of reinsurance assets, and remove the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2024	December 31, 2023
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2024 – $164,822 and 2023 – $147,561; allowance for credit losses: 2024 – $670 and 2023 – $590)	$149,390	$134,338
Trading securities, at fair value	1,643	1,706
Equity securities (portion at fair value: 2024 – $1,111 and 2023 – $935)	1,469	1,293
Mortgage loans, at fair value	52,645	44,115
Investment funds	107	109
Policy loans	325	334
Funds withheld at interest (portion at fair value: 2024 – $(3,283) and 2023 – $(3,379))	21,827	24,359
Derivative assets	7,488	5,298
Short-term investments (portion at fair value: 2024 – $512 and 2023 – $341)	736	341
Other investments (portion at fair value: 2024 – $1,457 and 2023 – $943)	1,688	1,206
Total investments	237,318	213,099
Cash and cash equivalents	13,004	13,020
Restricted cash	1,093	1,761
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2024 – $17,452 and 2023 – $14,455; allowance for credit losses: 2024 – $1 and 2023 – $1)	17,044	14,009
Trading securities, at fair value	719	838
Equity securities, at fair value	314	318
Mortgage loans, at fair value	1,320	1,281
Investment funds (portion at fair value: 2024 – $1,066 and 2023 – $1,082)	1,619	1,632
Funds withheld at interest (portion at fair value: 2024 – $(717) and 2023 – $(721))	5,619	6,474
Short-term investments	756	947
Other investments, at fair value	335	343
Accrued investment income (related party: 2024 – $169 and 2023 – $166)	2,507	1,933
Reinsurance recoverable (related party: 2024 – $2,210 and 2023 – $0; portion at fair value: 2024 – $1,518 and 2023 – $1,367)	6,188	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,699	5,979
Goodwill	4,064	4,065
Other assets (related party: 2024 – $211 and 2023 – $189)	11,130	10,179
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2024 – $607 and 2023 – $644)	2,233	2,136
Mortgage loans, at fair value (related party: 2024 – $384 and 2023 – $358)	2,120	2,173
Investment funds, at fair value (related party: 2024 – $17,233 and 2023 – $15,425)	17,726	15,927
Other investments, at fair value (related party: 2024 – $97 and 2023 – $80)	119	103
Cash and cash equivalents (restricted cash: 2024 – $10 and 2023 – $0)	557	98
Other assets	143	110
Total assets	$332,627	$300,579
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2024	December 31, 2023
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2024 – $7,542 and 2023 – $8,599; portion at fair value: 2024 – $12,003 and 2023 – $9,893)	$228,389	$204,670
Future policy benefits (related party: 2024 – $19 and 2023 – $9; portion at fair value: 2024 – $1,649 and 2023 – $1,700)	50,799	53,287
Market risk benefits (related party: 2024 – $225 and 2023 – $227)	3,727	3,751
Debt	5,733	4,209
Derivative liabilities	3,212	1,995
Payables for collateral on derivatives and securities to repurchase	9,876	7,536
Other liabilities (related party: 2024 – $2,850 and 2023 – $774)	5,033	2,781
Liabilities of consolidated variable interest entities (related party: 2024 – $460 and 2023 – $513)	1,526	1,115
Total liabilities	308,295	279,344
Commitments and Contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,543	19,499
Retained earnings (accumulated deficit)	1,264	(92)
Accumulated other comprehensive loss (related party: 2024 – $(300) and 2023 – $(357))	(5,809)	(5,569)
Total Athene Holding Ltd. stockholders’ equity	14,998	13,838
Noncontrolling interests	9,334	7,397
Total equity	24,332	21,235
Total liabilities and equity	$332,627	$300,579
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Revenues
Premiums (related party of $6 and $5 for the three months ended and $12 and $8 for the six months ended June 30, 2024 and 2023, respectively)	$673	$9,041	$774	$9,137
Product charges (related party of $7 and $10 for the three months ended and $16 and $20 for the six months ended June 30, 2024 and 2023, respectively)	251	207	489	405
Net investment income (related party investment income of $423 and $419 for the three months ended and $813 and $790 for the six months ended June 30, 2024 and 2023, respectively; and related party investment expense of $304 and $232 for the three months ended and $593 and $454 for the six months ended June 30, 2024 and 2023, respectively)	3,509	2,717	6,801	5,124
Investment related gains (losses) (related party of $(26) and $(66) for the three months ended and $(66) and $19 for the six months ended June 30, 2024 and 2023, respectively)	(134)	366	1,543	1,431
Other revenues	3	7	5	20
Revenues of consolidated variable interest entities
Net investment income (related party of $7 and $5 for the three months ended and $18 and $27 for the six months ended June 30, 2024 and 2023, respectively)	56	55	133	135
Investment related gains (losses) (related party of $327 and $311 for the three months ended and $697 and $535 for the six months ended June 30, 2024 and 2023, respectively)	306	293	640	494
Total revenues	4,664	12,686	10,385	16,746
Benefits and expenses
Interest sensitive contract benefits (related party of $(13) and $57 for the three months ended and $8 and $104 for the six months ended June 30, 2024 and 2023, respectively)	1,824	2,012	4,708	3,301
Future policy and other policy benefits (related party of $7 and $14 for the three months ended and $14 and $35 for the six months ended June 30, 2024 and 2023, respectively; and remeasurement (gains) losses of $(5) and $(8) for the three months ended and $7 and $(6) for the six months ended June 30, 2024 and 2023, respectively)	1,095	9,512	1,638	9,978
Market risk benefits remeasurement (gains) losses (related party of $(1) and $2 for the three months ended and $(15) and $30 for the six months ended June 30, 2024 and 2023, respectively)	(16)	(71)	(170)	275
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	227	153	434	291
Policy and other operating expenses (related party of $17 and $31 for the three months ended and $1 and $61 for the six months ended June 30, 2024 and 2023, respectively)	507	452	966	887
Total benefits and expenses	3,637	12,058	7,576	14,732
Income before income taxes	1,027	628	2,809	2,014
Income tax expense	161	133	468	296
Net income	866	495	2,341	1,718
Less: Net income attributable to noncontrolling interests	237	54	520	509
Net income attributable to Athene Holding Ltd. stockholders	629	441	1,821	1,209
Less: Preferred stock dividends	46	45	91	92
Net income available to Athene Holding Ltd. common stockholder	$583	$396	$1,730	$1,117

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$866	$495	$2,341	$1,718
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(979)	(711)	(1,716)	1,388
Unrealized gains (losses) on hedging instruments	84	(171)	8	(67)
Remeasurement gains (losses) on future policy benefits related to discount rate	628	813	1,431	11
Remeasurement gains (losses) on market risk benefits related to credit risk	34	(55)	6	34
Foreign currency translation and other adjustments	(5)	11	(21)	27
Other comprehensive income (loss), before tax	(238)	(113)	(292)	1,393
Income tax expense (benefit) related to other comprehensive income (loss)	(44)	11	(48)	301
Other comprehensive income (loss)	(194)	(124)	(244)	1,092
Comprehensive income	672	371	2,097	2,810
Less: Comprehensive income attributable to noncontrolling interests	224	158	516	656
Comprehensive income attributable to Athene Holding Ltd. stockholders	$448	$213	$1,581	$2,154

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at March 31, 2024	$—	$—	$19,520	$868	$(5,628)	$14,760	$8,396	$23,156
Net income	—	—	—	629	—	629	237	866
Other comprehensive loss	—	—	—	—	(181)	(181)	(13)	(194)
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(46)	—	(46)	—	(46)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contribution from parent	—	—	12	—	—	12	—	12
Contributions from noncontrolling interests	—	—	—	—	—	—	300	300
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	668	668
Balance at June 30, 2024	$—	$—	$19,543	$1,264	$(5,809)	$14,998	$9,334	$24,332

	Three months ended
Balance at March 31, 2023	$—	$—	$18,139	$(3,293)	$(6,148)	$8,698	$4,352	$13,050
Net income	—	—	—	441	—	441	54	495
Other comprehensive income (loss)	—	—	—	—	(228)	(228)	104	(124)
Stock-based compensation allocation from parent	—	—	12	—	—	12	—	12
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from parent	—	—	11	—	—	11	—	11
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	23	23
Balance at June 30, 2023	$—	$—	$18,162	$(3,085)	$(6,376)	$8,701	$4,533	$13,234

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Six months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2023	$—	$—	$19,499	$(92)	$(5,569)	$13,838	$7,397	$21,235
Net income	—	—	—	1,821	—	1,821	520	2,341
Other comprehensive loss	—	—	—	—	(240)	(240)	(4)	(244)
Stock-based compensation allocation from parent	—	—	21	—	—	21	—	21
Preferred stock dividends	—	—	—	(91)	—	(91)	—	(91)
Common stock dividends	—	—	—	(374)	—	(374)	—	(374)
Contributions from parent	—	—	23	—	—	23	—	23
Contributions from noncontrolling interests	—	—	—	—	—	—	705	705
Distributions to noncontrolling interests	—	—	—	—	—	—	(508)	(508)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	1,224	1,224
Balance at June 30, 2024	$—	$—	$19,543	$1,264	$(5,809)	$14,998	$9,334	$24,332

	Six months ended
Balance at December 31, 2022	$—	$—	$18,119	$(3,640)	$(7,321)	$7,158	$3,391	$10,549
Net income	—	—	—	1,209	—	1,209	509	1,718
Other comprehensive income	—	—	—	—	945	945	147	1,092
Stock-based compensation allocation from parent	—	—	23	—	—	23	—	23
Preferred stock dividends	—	—	—	(92)	—	(92)	—	(92)
Common stock dividends	—	—	—	(562)	—	(562)	—	(562)
Contributions from parent	—	—	20	—	—	20	—	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(127)	(127)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	613	613
Balance at June 30, 2023	$—	$—	$18,162	$(3,085)	$(6,376)	$8,701	$4,533	$13,234

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$2,341	$1,718
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	434	291
Net amortization (accretion) of net investment premiums, discounts and other	(27)	48
Net investment (income) loss (related party: 2024 – $15 and 2023 – $(47))	10	(60)
Net recognized gains on investments and derivatives (related party: 2024 – $(620) and 2023 – $(625))	(2,409)	(1,420)
Policy acquisition costs deferred	(828)	(706)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2024 – $(3) and 2023 – $(65))	(574)	(297)
Interest sensitive contract liabilities (related party: 2024 – $61 and 2023 – $83)	3,225	2,080
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2024 – $(17) and 2023 – $(5))	(1,214)	3,827
Funds withheld assets (related party: 2024 – $(90) and 2023 – $(163))	(711)	(1,229)
Other assets and liabilities	463	154
Net cash provided by operating activities	710	4,406
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2024 – $2,356 and 2023 – $698)	18,256	6,045
Trading securities (related party: 2024 – $163 and 2023 – $39)	306	203
Equity securities	285	80
Mortgage loans (related party: 2024 – $50 and 2023 – $23)	2,998	1,533
Investment funds (related party: 2024 – $62 and 2023 – $243)	77	295
Derivative instruments and other investments	1,561	2,936
Short-term investments (related party: 2024 – $1,024 and 2023 – $637)	1,269	2,624
Purchases of:
Available-for-sale securities (related party: 2024 – $(5,311) and 2023 – $(3,356))	(38,006)	(16,213)
Trading securities (related party: 2024 – $(22) and 2023 – $(602))	(318)	(767)
Equity securities	(424)	(26)
Mortgage loans (related party: 2024 – $(29) and 2023 – $0)	(11,743)	(8,700)
Investment funds (related party: 2024 – $(1,194) and 2023 – $(982))	(1,198)	(1,103)
Derivative instruments and other investments (related party: 2024 – $(16) and 2023 – $(45))	(1,938)	(3,551)
Short-term investments (related party: 2024 – $(832) and 2023 – $(1,478))	(1,383)	(1,899)
Deconsolidation of previously consolidated entities	(1)	(51)
Other investing activities, net	(743)	362
Net cash used in investing activities	(31,002)	(18,232)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2024	2023
Cash flows from financing activities
Deposits on investment-type policies and contracts	$37,102	$21,942
Withdrawals on investment-type policies and contracts (related party: 2024 – $(222) and 2023 – $(219))	(11,636)	(6,804)
Proceeds from debt	1,569	—
Capital contributions from noncontrolling interests	705	—
Capital distributions to noncontrolling interests	(508)	(127)
Capital contributions from noncontrolling interests of consolidated variable interest entities	1,250	681
Net change in cash collateral posted for derivative transactions and securities to repurchase	2,340	3,138
Preferred stock dividends	(91)	(92)
Common stock dividends	(374)	(562)
Other financing activities, net	(288)	(198)
Net cash provided by financing activities	30,069	17,978
Effect of exchange rate changes on cash and cash equivalents	(2)	5
Net (decrease) increase in cash and cash equivalents	(225)	4,157
Cash and cash equivalents at beginning of year[1]	14,879	8,769
Cash and cash equivalents at end of period[1]	$14,654	$12,926

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2024 – $(2,120) and 2023 – $11)	$(2,086)	$57
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2024 – $900 and 2023 – $893)	4,090	6,906
Investments received from settlements on reinsurance agreements (received from related parties: 2024 – $48 and 2023 – $65)	48	163
Investments received from pension group annuity premiums	521	4,776

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

Adopted Accounting Pronouncements

Reference Rate Reform (Topic 848) (ASU 2022-06, ASU 2021-01, ASU 2020-04)

We adopted ASU 2020-04 and ASU 2021-01 and elected to apply certain of the practical expedients related to contract modifications, hedge accounting relationships, and derivative modifications pertaining to discounting, margining, or contract price alignment. The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform, and these elections did not have, and are not expected to have, a material impact on the consolidated financial statements. ASU 2022-06 amended and deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which we will no longer be permitted to apply the expedients provided in Topic 848. We will continue to evaluate the impact of reference rate reform on contract modifications and hedging relationships.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	June 30, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$7,126	$—	$26	$(1,108)	$6,044
US state, municipal and political subdivisions	1,211	—	—	(257)	954
Foreign governments	2,055	—	—	(464)	1,591
Corporate	98,312	(168)	319	(12,093)	86,370
CLO	24,236	—	316	(399)	24,153
ABS	15,956	(67)	108	(551)	15,446
CMBS	7,712	(57)	57	(458)	7,254
RMBS	8,214	(378)	212	(470)	7,578
Total AFS securities	164,822	(670)	1,038	(15,800)	149,390
AFS securities – related parties
Corporate	1,467	—	16	(63)	1,420
CLO	4,605	—	25	(58)	4,572
ABS	11,380	(1)	29	(356)	11,052
Total AFS securities – related parties	17,452	(1)	70	(477)	17,044
Total AFS securities, including related parties	$182,274	$(671)	$1,108	$(16,277)	$166,434

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	June 30, 2024
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,473	$2,440
Due after one year through five years	19,689	18,840
Due after five years through ten years	25,681	23,139
Due after ten years	60,861	50,540
CLO, ABS, CMBS and RMBS	56,118	54,431
Total AFS securities	164,822	149,390
AFS securities – related parties
Due after one year through five years	909	910
Due after five years through ten years	122	123
Due after ten years	436	387
CLO and ABS	15,985	15,624
Total AFS securities – related parties	17,452	17,044
Total AFS securities, including related parties	$182,274	$166,434

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$1,607	$(60)	$3,655	$(1,048)	$5,262	$(1,108)
US state, municipal and political subdivisions	42	(2)	889	(255)	931	(257)
Foreign governments	880	(184)	707	(280)	1,587	(464)
Corporate	20,579	(698)	47,371	(11,357)	67,950	(12,055)
CLO	1,638	(11)	3,835	(242)	5,473	(253)
ABS	1,081	(25)	5,330	(422)	6,411	(447)
CMBS	547	(5)	2,090	(390)	2,637	(395)
RMBS	958	(19)	1,899	(239)	2,857	(258)
Total AFS securities	27,332	(1,004)	65,776	(14,233)	93,108	(15,237)
AFS securities – related parties
Corporate	184	(29)	386	(34)	570	(63)
CLO	223	—	848	(47)	1,071	(47)
ABS	1,770	(44)	3,546	(294)	5,316	(338)
Total AFS securities – related parties	2,177	(73)	4,780	(375)	6,957	(448)
Total AFS securities, including related parties	$29,509	$(1,077)	$70,556	$(14,608)	$100,065	$(15,685)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
US state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities, including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	June 30, 2024
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	8,317	6,930
AFS securities – related parties	130	80

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities including purchased credit deteriorated (PCD) securities by asset type:

	Three months ended June 30, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$127	$41	$—	$—	$—	$168
CLO	1	—	—	—	(1)	—
ABS	51	10	—	(1)	7	67
CMBS	31	25	—	—	1	57
RMBS	387	1	—	(6)	(4)	378
Total AFS securities	597	77	—	(7)	3	670
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$598	$77	$—	$(7)	$3	$671

	Three months ended June 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	79	—	—	—	(6)	73
CLO	4	—	—	—	(1)	3
ABS	31	1	—	—	3	35
CMBS	5	2	—	—	(1)	6
RMBS	356	8	11	(4)	6	377
Total AFS securities	502	11	11	(4)	1	521
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities, including related parties	$503	$12	$11	$(4)	$—	$522

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$—	$(8)	$(1)	$168
CLO	2	—	—	—	(2)	—
ABS	49	12	—	(1)	7	67
CMBS	29	26	—	—	2	57
RMBS	381	5	—	(10)	2	378
Total AFS securities	590	91	—	(19)	8	670
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$591	$91	$—	$(19)	$8	$671

	Six months ended June 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	21	—	(6)	(3)	73
CLO	7	1	—	—	(5)	3
ABS	29	1	—	—	5	35
CMBS	5	3	—	—	(2)	6
RMBS	329	11	39	(8)	6	377
Total AFS securities	458	37	39	(14)	1	521
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities, including related parties	$459	$38	$39	$(14)	$—	$522

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
AFS securities	$2,340	$1,649	$4,477	$3,118
Trading securities	44	44	85	86
Equity securities	29	25	46	40
Mortgage loans	890	543	1,704	990
Investment funds	(17)	29	(6)	72
Funds withheld at interest	359	453	722	882
Other	191	219	403	409
Investment revenue	3,836	2,962	7,431	5,597
Investment expenses	(327)	(245)	(630)	(473)
Net investment income	$3,509	$2,717	$6,801	$5,124

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
AFS securities[1]
Gross realized gains on investment activity	$125	$141	$192	$324
Gross realized losses on investment activity	(218)	(112)	(565)	(216)
Net realized investment gains (losses) on AFS securities	(93)	29	(373)	108
Net recognized investment gains (losses) on trading securities	(33)	(32)	(98)	32
Net recognized investment gains (losses) on equity securities	(12)	(13)	27	(31)
Net recognized investment gains (losses) on mortgage loans	93	(204)	(265)	73
Derivative gains (losses)	(553)	421	878	1,414
Provision for credit losses	(90)	(111)	(100)	(177)
Other gains	554	276	1,474	12
Investment related gains (losses)	$(134)	$366	$1,543	$1,431

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $7,048 million and $2,054 million for the three months ended June 30, 2024 and 2023, respectively, and $10,766 million and $3,194 million for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties, we held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Trading securities	$(20)	$(23)	$(40)	$40
Trading securities – related parties	(1)	(4)	(1)	(1)
Equity securities	(7)	(7)	28	3
Equity securities – related parties	(1)	4	(4)	(7)

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	June 30, 2024	December 31, 2023
Less than 30 days	$1,200	$686
91 days to 1 year	1,097	—
Greater than 1 year	1,569	3,167
Payables for repurchase agreements	$3,866	$3,853

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2024		December 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$1,665	$1,204	$—	$—
Foreign governments	141	95	137	99
Corporate	1,859	1,562	2,735	2,307
CLO	584	587	580	579
ABS	608	549	1,207	1,086
Total securities pledged under repurchase agreements	$4,857	$3,997	$4,659	$4,071

Reverse Repurchase Agreements—As of June 30, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $980 million and $947 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and commercial mortgage loans, was $1,946 million and $1,504 million, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	June 30, 2024	December 31, 2023
Commercial mortgage loans	$31,339	$27,630
Commercial mortgage loans under development	1,240	1,228
Total commercial mortgage loans	32,579	28,858
Mark to fair value	(2,385)	(2,246)
Commercial mortgage loans	30,194	26,612
Residential mortgage loans	26,812	21,894
Mark to fair value	(921)	(937)
Residential mortgage loans	25,891	20,957
Mortgage loans	$56,085	$47,569

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$11,042	36.6%	$9,591	36.0%
Office building	4,030	13.3%	4,455	16.7%
Industrial	5,532	18.4%	4,143	15.6%
Hotels	2,994	9.9%	2,913	11.0%
Retail	2,085	6.9%	2,158	8.1%
Other commercial	4,511	14.9%	3,352	12.6%
Total commercial mortgage loans	$30,194	100.0%	$26,612	100.0%

US region
East North Central	$1,695	5.6%	$1,517	5.7%
East South Central	438	1.5%	523	2.0%
Middle Atlantic	8,003	26.5%	7,147	26.9%
Mountain	1,309	4.3%	1,196	4.5%
New England	1,329	4.4%	1,295	4.9%
Pacific	5,760	19.1%	4,860	18.3%
South Atlantic	4,771	15.8%	4,583	17.2%
West North Central	224	0.7%	249	0.9%
West South Central	1,777	5.9%	1,228	4.6%
Total US region	25,306	83.8%	22,598	85.0%
International region
United Kingdom	2,838	9.4%	2,343	8.7%
Other international[1]	2,050	6.8%	1,671	6.3%
Total international region	4,888	16.2%	4,014	15.0%
Total commercial mortgage loans	$30,194	100.0%	$26,612	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2024	December 31, 2023
US States
California	26.7%	27.6%
Florida	12.3%	12.0%
Texas	6.7%	6.1%
New York	5.5%	5.9%
Other[1]	39.7%	39.4%
Total US residential mortgage loan percentage	90.9%	91.0%
International
United Kingdom	5.0%	4.0%
Other[1]	4.1%	5.0%
Total international residential mortgage loan percentage	9.1%	9.0%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes our investment funds, including related parties and consolidated VIEs:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$81	75.7%	$82	75.3%
Hybrid	20	18.7%	20	18.3%
Other	6	5.6%	7	6.4%
Total investment funds	107	100.0%	109	100.0%
Investment funds – related parties
Strategic origination platforms	49	3.0%	47	2.9%
Insurance platforms	1,295	80.0%	1,300	79.7%
Apollo and other fund investments
Equity	249	15.4%	254	15.6%
Yield	6	0.4%	8	0.5%
Other	20	1.2%	23	1.3%
Total investment funds – related parties	1,619	100.0%	1,632	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	6,308	35.6%	5,594	35.1%
Insurance platforms	432	2.4%	483	3.0%
Apollo and other fund investments
Equity	3,726	21.0%	3,409	21.4%
Hybrid	4,600	26.0%	4,242	26.7%
Yield	1,315	7.4%	1,356	8.5%
Other	1,345	7.6%	843	5.3%
Total investment funds – consolidated VIEs	17,726	100.0%	15,927	100.0%
Total investment funds, including related parties and funds owned by consolidated VIEs	$19,452		$17,668

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2024		December 31, 2023
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$107	$864	$109	$876
Investment in related parties – investment funds	1,619	2,653	1,632	2,377
Assets of consolidated VIEs – investment funds	17,726	24,270	15,927	22,240
Investment in fixed maturity securities	54,831	59,155	48,155	50,623
Investment in related parties – fixed maturity securities	16,343	19,436	13,495	15,608
Investment in related parties – equity securities	314	314	318	318
Total non-consolidated investments	$90,940	$106,692	$79,636	$92,042

Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	June 30, 2024
AP Grange Holdings, LLC	$4,695
Atlas[1]	3,345
Wheels[1]	1,640

December 31, 2023
Wheels[1]	$1,591
AT&T Inc.	1,526
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

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	11,954	$594	$160	9,034	$477	$230
Forwards	4,834	353	21	6,294	275	102
Interest rate swaps	4,506	—	617	4,468	—	521
Forwards on net investments	210	1	—	219	—	6
Interest rate swaps	24,004	62	160	10,031	29	95
Total derivatives designated as hedges		1,010	958		781	954
Derivatives not designated as hedges
Equity options	80,409	5,432	98	73,881	3,809	102
Futures	51	121	21	35	72	—
Foreign currency swaps	8,784	257	209	8,072	230	244
Interest rate swaps	1,873	75	5	3,499	81	9
Other swaps	2,546	7	1	2,588	39	1
Foreign currency forwards	35,629	586	1,920	28,236	286	685
Embedded derivatives
Funds withheld including related parties		(4,000)	(14)		(4,100)	(64)
Interest sensitive contract liabilities		—	11,234		—	9,059
Total derivatives not designated as hedges		2,478	13,474		417	10,036
Total derivatives		$3,488	$14,432		$1,198	$10,990

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2031. During the three months ended June 30, 2024 and 2023, we recognized gains of $18 million and losses of $53 million, respectively, in other comprehensive income (OCI) associated with these hedges. During the six months ended June 30, 2024 and 2023, we recognized losses of $3 million and $126 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, no amounts were expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	June 30, 2024		December 31, 2023
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$4,887	$(198)	$4,883	$(15)
Foreign currency swaps	8,737	(358)	6,820	(141)
Interest sensitive contract liabilities
Foreign currency swaps	1,997	67	1,438	19
Foreign currency interest rate swaps	3,960	463	4,010	363
Interest rate swaps	16,887	265	6,910	189

[1] The carrying amount disclosed for AFS securities is amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2024
Investment related gains (losses)
Foreign currency forwards	$43	$(51)	$(8)	$13	$(3)
Foreign currency swaps	43	(24)	19	—	—
Foreign currency interest rate swaps	(7)	6	(1)	—	—
Interest rate swaps	(9)	1	(8)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	24	(23)	1	—	—

Three months ended June 30, 2023
Investment related gains (losses)
Foreign currency forwards	$(35)	$37	$2	$(42)	$3
Foreign currency swaps	(43)	45	2	—	—
Foreign currency interest rate swaps	7	(10)	(3)	—	—
Interest rate swaps	(120)	120	—	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	13	(15)	(2)	—	—

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2024
Investment related gains (losses)
Foreign currency forwards	$179	$(183)	$(4)	$31	$6
Foreign currency swaps	155	(138)	17	—	—
Foreign currency interest rate swaps	(123)	123	—	—	—
Interest rate swaps	(115)	76	(39)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	40	(39)	1	—	—

Six months ended June 30, 2023
Investment related gains (losses)
Foreign currency forwards	$(105)	$110	$5	$45	$7
Foreign currency swaps	(102)	109	7	—	—
Foreign currency interest rate swaps	85	(80)	5	—	—
Interest rate swaps	(18)	16	(2)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	28	(30)	(2)	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Foreign currency forwards	$2	$(61)	$(15)	$2
Foreign currency swaps	64	(57)	26	57

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended June 30, 2024 and 2023, these derivatives had losses of $0 million and $4 million, respectively. During the six months ended June 30, 2024 and 2023, these derivatives had gains of $3 million and losses of $8 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income. As of June 30, 2024 and December 31, 2023, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $29 million and $26 million, respectively. During the three and six months ended June 30, 2024 and 2023, there were no amounts deemed ineffective.

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

Other swaps – Other swaps include total return swaps, credit default swaps and swaptions. We purchase total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Credit default swaps provide a measure of protection against the default of an issuer or allow us to gain credit exposure to an issuer or traded index. We use credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond. Swaptions provide an option to enter into an interest rate swap and are used to hedge against interest rate exposure.

Embedded derivatives – We have embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modco or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Equity options	$105	$991	$1,702	$1,341
Futures	(1)	61	126	95
Swaps	(69)	29	(30)	62
Foreign currency forwards	(556)	(168)	(866)	(337)
Embedded derivatives on funds withheld	(112)	(262)	(187)	341
Amounts recognized in investment related gains (losses)	(633)	651	745	1,502
Embedded derivatives in indexed annuity products[1]	182	(1,055)	(995)	(1,528)
Total gains (losses) on derivatives not designated as hedges	$(451)	$(404)	$(250)	$(26)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2024
Derivative assets	$7,488	$(1,879)	$(5,994)	$(385)	$—	$(385)
Derivative liabilities	(3,212)	1,879	1,753	420	2	422

December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, amounts not subject to master netting or similar agreements were immaterial.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Trading securities	$30	$28	$65	$51
Mortgage loans	31	30	61	54
Investment funds	—	—	21	35
Other	(5)	(3)	(14)	(5)
Net investment income	$56	$55	$133	$135

Net recognized investment gains (losses) on trading securities	$(8)	$(5)	$(8)	$1
Net recognized investment losses on mortgage loans	(2)	(29)	(28)	(20)
Net recognized investment gains on investment funds	321	315	685	541
Other gains (losses)	(5)	12	(9)	(28)
Investment related gains (losses)	$306	$293	$640	$494

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$6,044	$—	$6,037	$7	$—
US state, municipal and political subdivisions	954	—	—	954	—
Foreign governments	1,591	—	670	887	34
Corporate	86,370	—	10	78,246	8,114
CLO	24,153	—	—	24,153	—
ABS	15,446	—	—	7,026	8,420
CMBS	7,254	—	—	7,234	20
RMBS	7,578	—	—	7,317	261
Total AFS securities	149,390	—	6,717	125,824	16,849
Trading securities	1,643	—	23	1,583	37
Equity securities	1,111	—	208	867	36
Mortgage loans	52,645	—	—	—	52,645
Funds withheld at interest – embedded derivative	(3,283)	—	—	—	(3,283)
Derivative assets	7,488	—	162	7,325	1
Short-term investments	512	—	318	114	80
Other investments	1,457	—	—	553	904
Cash and cash equivalents	13,004	—	13,004	—	—
Restricted cash	1,093	—	1,093	—	—
Investments in related parties
AFS securities
Corporate	1,420	—	—	226	1,194
CLO	4,572	—	—	4,051	521
ABS	11,052	—	—	472	10,580
Total AFS securities – related parties	17,044	—	—	4,749	12,295
Trading securities	719	—	—	—	719
Equity securities	314	—	67	—	247
Mortgage loans	1,320	—	—	—	1,320
Investment funds	1,066	—	—	—	1,066
Funds withheld at interest – embedded derivative	(717)	—	—	—	(717)
Other investments	335	—	—	—	335
Reinsurance recoverable	1,518	—	—	—	1,518
Other assets	371	—	—	—	371
Assets of consolidated VIEs
Trading securities	2,233	—	—	357	1,876
Mortgage loans	2,120	—	—	—	2,120
Investment funds	17,726	16,813	—	—	913
Other investments	119	—	5	1	113
Cash and cash equivalents	557	—	557	—	—
Total assets measured at fair value	$269,785	$16,813	$22,154	$141,373	$89,445
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,234	$—	$—	$—	$11,234
Universal life benefits	769	—	—	—	769
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,120	—	—	—	1,120
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	529	—	—	—	529
Market risk benefits	3,727	—	—	—	3,727
Derivative liabilities	3,212	—	37	3,174	1
Other liabilities	253	—	—	—	253
Total liabilities measured at fair value	$20,844	$—	$37	$3,174	$17,633

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$5,399	$—	$5,392	$7	$—
US state, municipal and political subdivisions	1,046	—	—	1,046	—
Foreign governments	1,899	—	895	964	40
Corporate	78,246	—	10	75,711	2,525
CLO	20,207	—	—	20,207	—
ABS	13,383	—	—	6,440	6,943
CMBS	6,591	—	—	6,570	21
RMBS	7,567	—	—	7,302	265
Total AFS securities	134,338	—	6,297	118,247	9,794
Trading securities	1,706	—	24	1,654	28
Equity securities	935	—	210	699	26
Mortgage loans	44,115	—	—	—	44,115
Funds withheld at interest – embedded derivative	(3,379)	—	—	—	(3,379)
Derivative assets	5,298	—	108	5,190	—
Short-term investments	341	—	—	236	105
Other investments	943	—	—	313	630
Cash and cash equivalents	13,020	—	13,020	—	—
Restricted cash	1,761	—	1,761	—	—
Investments in related parties
AFS securities
Corporate	1,352	—	—	181	1,171
CLO	4,268	—	—	3,762	506
ABS	8,389	—	—	563	7,826
Total AFS securities – related parties	14,009	—	—	4,506	9,503
Trading securities	838	—	—	—	838
Equity securities	318	—	63	—	255
Mortgage loans	1,281	—	—	—	1,281
Investment funds	1,082	—	—	—	1,082
Funds withheld at interest – embedded derivative	(721)	—	—	—	(721)
Other investments	343	—	—	—	343
Reinsurance recoverable	1,367	—	—	—	1,367
Other assets	378	—	—	—	378
Assets of consolidated VIEs
Trading securities	2,136	—	—	284	1,852
Mortgage loans	2,173	—	—	—	2,173
Investment funds	15,927	14,950	—	—	977
Other investments	103	—	—	2	101
Cash and cash equivalents	98	—	98	—	—
Total assets measured at fair value	$238,410	$14,950	$21,581	$131,131	$70,748
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$9,059	$—	$—	$—	$9,059
Universal life benefits	834	—	—	—	834
Future policy benefits
AmerUs Closed Block	1,178	—	—	—	1,178
ILICO Closed Block and life benefits	522	—	—	—	522
Market risk benefits	3,751	—	—	—	3,751
Derivative liabilities	1,995	—	17	1,977	1
Other liabilities	266	—	—	(64)	330
Total liabilities measured at fair value	$17,605	$—	$17	$1,913	$15,675

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

Other liabilities – Other liabilities include funds withheld liability embedded derivatives, as described above in funds withheld at interest embedded derivatives, and a ceded modco agreement of certain inforce funding agreement contracts for which we elected the fair value option. We estimate the fair value of the ceded modco agreement by discounting projected cash flows for net settlements and certain periodic and non-periodic payments. Unobservable inputs include estimates for asset portfolio returns and economic inputs used in the discount rate, including risk margin. Depending on the projected cash flows and other assumptions, the contract may be recorded as an asset or liability. The estimate is classified as Level 3.

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Trading securities	$(40)	$(32)	$(100)	$32
Mortgage loans	82	(221)	(318)	75
Investment funds	5	27	(19)	91
Future policy benefits	31	31	58	5
Other	(11)	(20)	4	(67)
Total gains (losses)	$67	$(215)	$(375)	$136

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	June 30, 2024	December 31, 2023
Unpaid principal balance	$59,391	$50,752
Mark to fair value	(3,306)	(3,183)
Fair value	$56,085	$47,569

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2024	December 31, 2023
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$518	$221
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(220)	(74)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$298	$147

Fair value of commercial mortgage loans 90 days or more past due	$143	$64
Fair value of commercial mortgage loans in non-accrual status	298	147

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2024	December 31, 2023
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$749	$528
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(63)	(49)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$686	$479

Fair value of residential mortgage loans 90 days or more past due[1]	$686	$479
Fair value of residential mortgage loans in non-accrual status	593	355

1 As of June 30, 2024 and December 31, 2023 includes $93 million and $124 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Mortgage loans	$3	$(8)	$(30)	$(11)

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

	Three months ended June 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$40	$—	$—	$(6)	$—	$34	$—	$—
Corporate	3,378	(1)	5	5,463	(731)	8,114	(1)	21
ABS	7,165	(17)	(12)	1,349	(65)	8,420	—	(15)
CMBS	21	(1)	—	—	—	20	—	(1)
RMBS	265	2	1	(5)	(2)	261	—	(1)
Trading securities	40	—	—	(3)	—	37	—	—
Equity securities	27	—	—	—	9	36	—	—
Mortgage loans	48,207	70	—	4,368	—	52,645	69	—
Funds withheld at interest – embedded derivative	(3,362)	79	—	—	—	(3,283)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	101	—	—	(20)	(1)	80	—	—
Other investments	751	(3)	—	156	—	904	(3)	—
Investments in related parties
AFS securities
Corporate	1,175	—	22	(3)	—	1,194	—	22
CLO	520	—	1	—	—	521	—	1
ABS	10,043	17	(39)	559	—	10,580	(1)	(40)
Trading securities	781	(1)	—	(61)	—	719	(1)	—
Equity securities	249	(2)	—	—	—	247	(2)	—
Mortgage loans	1,263	19	—	38	—	1,320	19	—
Investment funds	1,067	(1)	—	—	—	1,066	(1)	—
Funds withheld at interest – embedded derivative	(723)	6	—	—	—	(717)	—	—
Other investments	336	(1)	—	—	—	335	(1)	—
Reinsurance recoverable	1,468	(40)	—	90	—	1,518	—	—
Assets of consolidated VIEs
Trading securities	1,770	(18)	—	124	—	1,876	(18)	—
Mortgage loans	2,147	(7)	—	(20)	—	2,120	(7)	—
Investment funds	951	(38)	—	—	—	913	(38)	—
Other investments	115	(2)	—	—	—	113	(2)	—
Total Level 3 assets	$77,796	$61	$(22)	$12,029	$(790)	$89,074	$13	$(13)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(10,908)	$182	$—	$(508)	$—	$(11,234)	$—	$—
Universal life benefits	(788)	19	—	—	—	(769)	—	—
Future policy benefits
AmerUs Closed Block	(1,151)	31	—	—	—	(1,120)	—	—
ILICO Closed Block and life benefits	(553)	24	—	—	—	(529)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(229)	(27)	—	3	—	(253)	—	—
Total Level 3 liabilities	$(13,630)	$229	$—	$(505)	$—	$(13,906)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$40	$—	$—	$(6)	$—	$34	$—	$—
Corporate	2,525	(3)	7	6,307	(722)	8,114	(2)	19
ABS	6,943	(15)	1	1,474	17	8,420	—	—
CMBS	21	(1)	—	—	—	20	—	—
RMBS	265	3	1	(6)	(2)	261	—	(1)
Trading securities	28	—	—	(5)	14	37	(1)	—
Equity securities	26	—	—	1	9	36	—	—
Mortgage loans	44,115	(271)	—	8,801	—	52,645	(271)	—
Funds withheld at interest – embedded derivative	(3,379)	96	—	—	—	(3,283)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	—	—	(24)	(1)	80	—	—
Other investments	630	(6)	—	280	—	904	(6)	—
Investments in related parties
AFS securities
Corporate	1,171	1	21	1	—	1,194	—	21
CLO	506	—	15	—	—	521	—	15
ABS	7,826	18	(53)	2,789	—	10,580	(6)	(55)
Trading securities	838	(1)	—	(118)	—	719	(1)	—
Equity securities	255	(8)	—	—	—	247	(7)	—
Mortgage loans	1,281	2	—	37	—	1,320	2	—
Investment funds	1,082	(16)	—	—	—	1,066	(16)	—
Funds withheld at interest – embedded derivative	(721)	4	—	—	—	(717)	—	—
Other investments	343	(8)	—	—	—	335	(8)	—
Reinsurance recoverable	1,367	(48)	—	199	—	1,518	—	—
Assets of consolidated VIEs
Trading securities	1,852	(51)	—	69	6	1,876	(52)	—
Mortgage loans	2,173	(49)	—	(4)	—	2,120	(49)	—
Investment funds	977	(65)	—	1	—	913	(64)	—
Other investments	101	(4)	—	16	—	113	(3)	—
Total Level 3 assets	$70,370	$(422)	$(8)	$19,812	$(678)	$89,074	$(484)	$(1)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(995)	$—	$(1,180)	$—	$(11,234)	$—	$—
Universal life benefits	(834)	65	—	—	—	(769)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	58	—	—	—	(1,120)	—	—
ILICO Closed Block and life benefits	(522)	(7)	—	—	—	(529)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(37)	—	50	64	(253)	—	—
Total Level 3 liabilities	$(11,924)	$(916)	$—	$(1,130)	$64	$(13,906)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	5,549	—	(65)	(21)	5,463	89	(820)	(731)
ABS	1,558	—	(7)	(202)	1,349	205	(270)	(65)
RMBS	—	—	—	(5)	(5)	—	(2)	(2)
Trading securities	—	—	—	(3)	(3)	—	—	—
Equity securities	—	—	—	—	—	9	—	9
Mortgage loans	6,022	—	—	(1,654)	4,368	—	—	—
Short-term investments	1	—	—	(21)	(20)	—	(1)	(1)
Other investments	156	—	—	—	156	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	(1)	(2)	(3)	—	—	—
ABS	1,894	—	(304)	(1,031)	559	—	—	—
Trading securities	2	—	—	(63)	(61)	—	—	—
Mortgage loans	87	—	—	(49)	38	—	—	—
Reinsurance recoverable	—	91	—	(1)	90	—	—	—
Assets of consolidated VIEs
Trading securities	163	—	(32)	(7)	124	—	—	—
Mortgage loans	23	—	—	(43)	(20)	—	—	—
Total Level 3 assets	$15,455	$91	$(409)	$(3,108)	$12,029	$303	$(1,093)	$(790)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(760)	$—	$252	$(508)	$—	$—	$—
Other liabilities	—	—	—	3	3	—	—	—
Total Level 3 liabilities	$—	$(760)	$—	$255	$(505)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,104	—	—	(34)	1,070	—	(244)	(244)
ABS	1,033	—	(20)	(119)	894	123	(623)	(500)
CMBS	—	—	—	—	—	12	—	12
RMBS	—	—	—	(3)	(3)	5	(236)	(231)
Trading securities	8	—	—	(11)	(3)	—	(2)	(2)
Mortgage loans	5,783	—	(31)	(838)	4,914	—	—	—
Other investments	325	—	—	(273)	52	—	—	—
Investments in related parties
AFS securities
Corporate	1	—	—	(3)	(2)	215	—	215
ABS	1,072	—	(162)	(467)	443	284	—	284
Trading securities	25	—	(37)	(2)	(14)	—	—	—
Mortgage loans	—	—	—	(19)	(19)	—	—	—
Assets of consolidated VIEs
Trading securities	10	—	(18)	—	(8)	817	(28)	789
Mortgage loans	13	—	—	(2)	11	—	—	—
Investment funds	—	—	—	—	—	327	(1,562)	(1,235)
Total Level 3 assets	$9,427	$—	$(268)	$(1,777)	$7,382	$1,783	$(2,695)	$(912)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(558)	$—	$162	$(396)	$—	$—	$—
Total Level 3 liabilities	$—	$(558)	$—	$162	$(396)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	6,471	—	(67)	(97)	6,307	98	(820)	(722)
ABS	1,871	—	(7)	(390)	1,474	546	(529)	17
RMBS	—	—	—	(6)	(6)	—	(2)	(2)
Trading securities	—	—	—	(5)	(5)	14	—	14
Equity securities	2	—	(1)	—	1	9	—	9
Mortgage loans	11,708	—	(26)	(2,881)	8,801	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	3	—	(6)	(21)	(24)	—	(1)	(1)
Other investments	280	—	—	—	280	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	(1)	(4)	1	—	—	—
ABS	4,587	—	(504)	(1,294)	2,789	—	—	—
Trading securities	4	—	—	(122)	(118)	—	—	—
Mortgage loans	87	—	—	(50)	37	—	—	—
Reinsurance recoverable	—	200	—	(1)	199	—	—	—
Assets of consolidated VIEs
Trading securities	163	—	(87)	(7)	69	6	—	6
Mortgage loans	55	—	—	(59)	(4)	—	—	—
Investment funds	1	—	—	—	1	—	—	—
Other investments	19	—	(3)	—	16	—	—	—
Total Level 3 assets	$25,257	$200	$(702)	$(4,943)	$19,812	$674	$(1,352)	$(678)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,658)	$—	$478	$(1,180)	$—	$—	$—
Other liabilities	—	—	—	50	50	64	—	64
Total Level 3 liabilities	$—	$(1,658)	$—	$528	$(1,130)	$64	$—	$64

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,312	—	—	(116)	1,196	29	(453)	(424)
ABS	1,331	—	(20)	(262)	1,049	338	(899)	(561)
CMBS	—	—	—	—	—	12	—	12
RMBS	1	—	—	(4)	(3)	5	(236)	(231)
Trading securities	8	—	—	(15)	(7)	5	(16)	(11)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	8,665	—	(63)	(1,444)	7,158	—	—	—
Short-term investments	—	—	—	(30)	(30)	26	—	26
Other investments	327	—	—	(431)	(104)	—	—	—
Investments in related parties
AFS securities
Corporate	157	—	—	(6)	151	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	2,706	—	(162)	(686)	1,858	284	—	284
Trading securities	27	—	(37)	(3)	(13)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(23)	(23)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	20	—	(30)	—	(10)	836	(31)	805
Mortgage loans	59	—	—	(3)	56	—	—	—
Investment funds	—	—	(8)	—	(8)	475	(1,610)	(1,135)
Other investments	5	—	(7)	—	(2)	—	—	—
Total Level 3 assets	$14,930	$—	$(327)	$(3,061)	$11,542	$2,225	$(3,258)	$(1,033)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,135)	$—	$306	$(829)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,135)	$—	$306	$(829)	$—	$—	$—

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

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	June 30, 2024
(In millions, except percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$18,966	Discounted cash flow	Discount rate	5.0%	18.3%	7.7%	[1]	Decrease

Mortgage loans	56,085	Discounted cash flow	Discount rate	1.6%	31.3%	7.9%	[1]	Decrease

Investment funds	1,548	Discounted cash flow	Discount rate	6.7%	13.5%	11.4%	[1]	Decrease
	432	Net tangible asset values	Implied multiple	1.35x	1.35x	1.35x		Increase

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,234	Discounted cash flow	Nonperformance risk	0.4%	1.3%	0.9%	[2]	Decrease
			Option budget	0.5%	6.0%	2.6%	[3]	Increase
			Surrender rate	6.0%	14.6%	8.7%	[3]	Decrease

	December 31, 2023
(In millions, except percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$14,247	Discounted cash flow	Discount rate	2.3%	18.1%	7.0%	[1]	Decrease

Mortgage loans	47,569	Discounted cash flow	Discount rate	2.5%	20.6%	6.8%	[1]	Decrease

Investment funds	1,574	Discounted cash flow	Discount rate	6.3%	13.5%	11.2%	[1]	Decrease
	483	Net tangible asset values	Implied multiple	1.14x	1.14x	1.14x		Increase
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	9,059	Discounted cash flow	Nonperformance risk	0.4%	1.4%	0.9%	[2]	Decrease
			Option budget	0.5%	6.0%	2.3%	[3]	Increase
			Surrender rate	6.0%	13.4%	8.7%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Without Readily Determinable Fair Values—We elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, net of an impairment of $42 million, as of June 30, 2024 and December 31, 2023.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	June 30, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	325	325	—	—	325	—
Funds withheld at interest	25,110	25,110	—	—	—	25,110
Short-term investments	224	224	—	—	—	224
Other investments	27	36	—	—	—	36
Investments in related parties
Investment funds	553	553	553	—	—	—
Funds withheld at interest	6,336	6,336	—	—	—	6,336
Short-term investments	756	756	—	—	756	—
Total financial assets not carried at fair value	$33,438	$33,447	$660	$—	$1,081	$31,706

Financial liabilities
Interest sensitive contract liabilities	$175,038	$164,691	$—	$—	$—	$164,691
Debt	5,733	5,212	—	590	4,622	—
Securities to repurchase	3,866	3,866	—	—	3,866	—
Funds withheld liability	2,385	2,385	—	—	—	2,385
Total financial liabilities not carried at fair value	$187,022	$176,154	$—	$590	$8,488	$167,076

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

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

	Six months ended June 30, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	279	525	24	—	328	—	1,156
Amortization	(109)	(82)	(5)	(1)	(55)	(182)	(434)
Other	(2)	—	—	—	—	—	(2)
Balance at June 30, 2024	$1,058	$1,960	$29	$10	$1,243	$2,399	$6,699

	Six months ended June 30, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	298	405	1	2	285	—	991
Amortization	(42)	(41)	(2)	—	(23)	(183)	(291)
Balance at June 30, 2023	$560	$1,119	$10	$11	$661	$2,805	$5,166

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

	Six months ended June 30, 2024
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	13,436	8,823	14,511	708	37,478
Policy charges	(1)	(342)	—	—	(343)
Surrenders and withdrawals	(2,511)	(6,350)	—	(44)	(8,905)
Benefit payments	(557)	(845)	(6,032)	(113)	(7,547)
Interest credited	1,466	1,400	703	100	3,669
Foreign exchange	(357)	(4)	(180)	(583)	(1,124)
Other	—	—	(64)	(50)	(114)
Balance at June 30, 2024	$76,239	$95,829	$41,288	$7,647	$221,003

Weighted average crediting rate	4.2%	2.5%	4.3%	2.7%
Net amount at risk	$427	$15,185	$—	$71
Cash surrender value	71,380	87,449	—	6,404

	Six months ended June 30, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	12,174	5,808	1,648	2,607	22,237
Policy charges	(1)	(318)	—	—	(319)
Surrenders and withdrawals	(4,986)	(5,563)	(110)	(11)	(10,670)
Benefit payments	(505)	(826)	(1,910)	(167)	(3,408)
Interest credited	802	364	401	71	1,638
Foreign exchange	(31)	—	161	(218)	(88)
Other	(54)	—	(11)	(37)	(102)
Balance at June 30, 2023	$50,917	$92,125	$27,618	$6,967	$177,627

Weighted average crediting rate	3.5%	2.3%	2.7%	2.9%
Net amount at risk	$424	$14,158	$—	$104
Cash surrender value	48,135	84,200	—	4,442

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	June 30,
(In millions)	2024	2023
Traditional deferred annuities	$76,239	$50,917
Indexed annuities	95,829	92,125
Funding agreements	41,288	27,618
Other investment-type	7,647	6,967
Reconciling items[1]	7,386	6,732
Interest sensitive contract liabilities	$228,389	$184,359

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2024
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$26,755	$16,839	$118,863	$162,457
2.0% – < 4.0%	23,066	2,442	1,703	27,211
4.0% – < 6.0%	22,002	59	1	22,062
6.0% and greater	9,273	—	—	9,273
Total	$81,096	$19,340	$120,567	$221,003

	June 30, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$27,210	$19,740	$86,622	$133,572
2.0% – < 4.0%	29,994	2,285	408	32,687
4.0% – < 6.0%	10,141	9	1	10,151
6.0% and greater	1,217	—	—	1,217
Total	$68,562	$22,034	$87,031	$177,627

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Six months ended June 30, 2024
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(6)	(6)
Adjusted balance	—	1,129	1,129
Interest accrual	—	11	11
Net premium collected	—	(98)	(98)
Foreign exchange	—	(135)	(135)
Ending balance at original discount rate	—	907	907
Effect of changes in discount rate assumptions	—	38	38
Effect of foreign exchange on the change in discount rate assumptions	—	(3)	(3)
Ending balance	$—	$942	$942
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of actual to expected experience	(29)	(9)	(38)
Adjusted balance	51,206	3,267	54,473
Issuances	670	—	670
Interest accrual	901	35	936
Benefit payments	(2,243)	(44)	(2,287)
Foreign exchange	(6)	(404)	(410)
Ending balance at original discount rate	50,528	2,854	53,382
Effect of changes in discount rate assumptions	(7,537)	(45)	(7,582)
Effect of foreign exchange on the change in discount rate assumptions	1	(1)	—
Ending balance	$42,992	$2,808	$45,800

Net future policy benefits	$42,992	$1,866	$44,858

Weighted-average liability duration (in years)	9.4	32.2
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.6%	4.4%
Expected future gross premiums, undiscounted	$—	$1,201
Expected future gross premiums, discounted[1]	—	992
Expected future benefit payments, undiscounted	74,184	10,247

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2023
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of actual to expected experience	(60)	—	(60)
Adjusted balance	44,774	—	44,774
Issuances	9,097	—	9,097
Interest accrual	751	—	751
Benefit payments	(1,748)	—	(1,748)
Foreign exchange	33	—	33
Ending balance at original discount rate	52,907	—	52,907
Effect of changes in discount rate assumptions	(8,436)	—	(8,436)
Effect of foreign exchange on the change in discount rate assumptions	(2)	—	(2)
Ending balance	$44,469	$—	$44,469

Net future policy benefits	$44,469	$—	$44,469

Weighted-average liability duration (in years)	9.6	0.0
Weighted-average interest accretion rate	3.5%	—%
Weighted-average current discount rate	5.5%	—%
Expected future benefit payments, undiscounted	$77,248	$—

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	June 30,
(In millions)	2024	2023
Payout annuities with life contingencies	$42,992	$44,469
Whole life	1,866	—
Reconciling items[1]	5,941	5,815
Future policy benefits	$50,799	$50,284

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income:

	Premiums		Interest expense
	Six months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Payout annuities with life contingencies	$655	$9,123	$901	$751
Whole life	105	—	23	—
Reconciling items[1]	14	14	—	—
Total	$774	$9,137	$924	$751

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2024, the present value of expected future policy benefits decreased by $2,572 million, which was driven by $2,287 million of benefit payments and a $1,431 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $936 million of interest accrual.

During the six months ended June 30, 2023, the present value of expected future policy benefits increased by $8,047 million, which was driven by $9,097 million of issuances, primarily pension group annuities, and $751 million of interest accrual, partially offset by $1,748 million of benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income:

	Six months ended June 30,
(In millions)	2024	2023
Reserves	$32	$60
Deferred profit liability	(29)	(44)
Negative VOBA	(10)	(10)
Total remeasurement gains (losses)	$(7)	$6

During the six months ended June 30, 2024 and 2023, we recorded reserve increases of $35 million and $111 million, respectively, on the condensed consolidated statements of income as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Six months ended June 30, 2024
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	159	159
Interest accrual	5	94	99
Attributed fees collected	1	174	175
Benefit payments	(2)	(27)	(29)
Effect of changes in interest rates	(11)	(372)	(383)
Effect of changes in equity	—	(81)	(81)
Effect of actual policyholder behavior compared to expected behavior	4	45	49
Balance, end of period, before changes in instrument-specific credit risk	191	3,163	3,354
Effect of changes in instrument-specific credit risk	(2)	4	2
Balance at June 30, 2024	189	3,167	3,356
Less: Reinsurance recoverable	—	(18)	(18)
Balance at June 30, 2024, net of reinsurance	$189	$3,149	$3,338

Net amount at risk	$427	$15,185
Weighted-average attained age of contract holders (in years)	76	69

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2023
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument specific credit risk	183	2,672	2,855
Issuances	—	31	31
Interest accrual	5	70	75
Attributed fees collected	1	165	166
Benefit payments	(1)	(15)	(16)
Effect of changes in interest rates	3	71	74
Effect of changes in equity	—	(61)	(61)
Effect of actual policyholder behavior compared to expected behavior	3	35	38
Balance, end of period, before changes in instrument-specific credit risk	194	2,968	3,162
Effect of changes in instrument-specific credit risk	(15)	(385)	(400)
Balance at June 30, 2023	$179	$2,583	$2,762

Net amount at risk	$424	$14,158
Weighted-average attained age of contract holders (in years)	75	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	June 30, 2024			June 30, 2023
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$189	$189	$—	$179	$179
Indexed annuities	371	3,538	3,167	433	3,016	2,583
Total	$371	$3,727	$3,356	$433	$3,195	$2,762

During the six months ended June 30, 2024, net market risk benefit liabilities decreased by $17 million, which was primarily driven by a decrease of $383 million related to changes in the risk-free discount rate across the curve, offset by $175 million in fees collected from policyholders and $159 million of issuances.

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

All inputs are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For indexed annuities, stochastic equity return scenarios are also included within the range. A risk margin is incorporated within the discount rate to reflect uncertainty in the projected cash flows such as variations in policyholder behavior, as well as a credit spread to reflect nonperformance risk, which is considered an unobservable input. We use our public credit rating relative to the US Treasury curve as of the valuation date to reflect our nonperformance risk in the fair value estimate of market risk benefits.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for market risk benefits:

	June 30, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,356	Discounted cash flow	Nonperformance risk	0.4%	1.3%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	2.1%	[2]	Decrease
			Surrender rate	3.1%	6.9%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.4%	[3]	Increase

	June 30, 2023
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,762	Discounted cash flow	Nonperformance risk	0.4%	1.8%	1.5%	[1]	Decrease
			Option budget	0.5%	5.7%	1.8%	[2]	Decrease
			Surrender rate	3.3%	6.9%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.1%	[3]	Increase

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Debt

Liquidity Facility—On June 28, 2024, AHL and ALRe entered into a revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (Liquidity Facility), which replaced our previous revolving credit agreement dated as of June 30, 2023. The previous credit agreement, and the commitments under it, expired on June 28, 2024. The Liquidity Facility is unsecured and has a commitment termination date of June 27, 2025, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at our election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the Liquidity Facility. In connection with the Liquidity Facility, ALRe guaranteed all of the obligations of AHL under the Liquidity Facility and the related loan documents. The Liquidity Facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the Liquidity Facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility contains various standard covenants with which we must comply, including the following:

1.ALRe minimum consolidated net worth of no less than $10.2 billion; and
2.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the Liquidity Facility.

As of June 30, 2024 and December 31, 2023, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

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

The following is a summary of our debt:

				Outstanding Balance
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	June 30, 2024	December 31, 2023
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,058	$1,066
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	586	593
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	521	523
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	395	395
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	584	583
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	545	545
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	982	—
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	558	—
Total debt			$5,575	$5,733	$4,209

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2024	$(8,959)	$(404)	$(129)	$3,879	$(17)	$2	$(5,628)
Other comprehensive income (loss) before reclassifications	(1,069)	148	97	628	34	(5)	(167)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	64	(6)	13	—	—	—	71
Less: Income tax expense (benefit)	(229)	32	18	128	8	(1)	(44)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(193)	(5)	20	161	4	—	(13)
Balance at June 30, 2024	$(9,670)	$(277)	$(83)	$4,218	$5	$(2)	$(5,809)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2023	$(10,879)	$(467)	$109	$4,735	$355	$(1)	$(6,148)
Other comprehensive income (loss) before reclassifications	(829)	55	(213)	813	(55)	11	(218)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(63)	—	(42)	—	—	—	(105)
Less: Income tax expense (benefit)	(486)	(32)	(37)	577	(12)	1	11
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(110)	(2)	(51)	263	—	4	104
Balance at June 30, 2023	$(11,049)	$(378)	$26	$4,708	$312	$5	$(6,376)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,672)	$(289)	$(82)	$3,458	$3	$13	$(5,569)
Other comprehensive income (loss) before reclassifications	(1,614)	3	39	1,431	6	(21)	(156)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	111	(6)	31	—	—	—	136
Less: Income tax expense (benefit)	(346)	2	2	296	2	(4)	(48)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(381)	(5)	7	375	2	(2)	(4)
Balance at June 30, 2024	$(9,670)	$(277)	$(83)	$4,218	$5	$(2)	$(5,809)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,565)	$(334)	$47	$5,256	$285	$(10)	$(7,321)
Other comprehensive income (loss) before reclassifications	1,358	(64)	(22)	11	34	27	1,344
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(94)	—	45	—	—	—	(49)
Less: Income tax expense (benefit)	(174)	(18)	(22)	504	6	5	301
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	110	(2)	(24)	55	1	7	147
Balance at June 30, 2023	$(11,049)	$(378)	$26	$4,708	$312	$5	$(6,376)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

10. Income Taxes

The income tax expense was $161 million and $133 million for the three months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 16% and 21% for the three months ended June 30, 2024 and 2023, respectively. The income tax expense was $468 million and $296 million for the six months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 17% and 15% for the six months ended June 30, 2024 and 2023, respectively.

The UK enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (Pillar Two) that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the UK enacted certain amendments to its Pillar Two legislation which similarly take effect for accounting periods beginning on or after December 31, 2023. We are continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. The Company evaluated the enacted legislation and concluded there was no material impact to the effective tax rate for the three and six months ended June 30, 2024.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 (Bermuda CIT). Commencing on January 1, 2025, the Bermuda CIT will generally impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. We recorded material deferred tax assets as of December 31, 2023 as a result of the passage of the Bermuda CIT, primarily related to an estimated opening tax loss carryforward under Bermuda CIT. Throughout 2024, we will evaluate and record any applicable adjustments to these deferred tax assets. We evaluated the existing deferred tax assets and determined that no adjustments were necessary as of June 30, 2024.

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

During the three months ended June 30, 2024 and 2023, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $304 million and $232 million, respectively. During the six months ended June 30, 2024 and 2023, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $593 million and $454 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of June 30, 2024 and December 31, 2023, management fees payable were $132 million and $101 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

Athora Holding Ltd. (Athora) – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2024, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity securities. The following table summarizes our investments in Athora:

(In millions)	June 30, 2024	December 31, 2023
Investment fund	$1,066	$1,082
Non-redeemable preferred equity and corporate debt securities	284	249
Total investment in Athora	$1,350	$1,331

Additionally, as of June 30, 2024 and December 31, 2023, we had $59 million and $61 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $519 million as of June 30, 2024.

Atlas Securitized Products Holdings LP (Atlas) – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of June 30, 2024 and December 31, 2023, we held $3,345 million and $1,008 million, respectively, of related party AFS securities issued by Atlas. Additionally, we held $735 million and $921 million of reverse repurchase agreements issued by Atlas as of June 30, 2024 and December 31, 2023, respectively, which are held as related party short-term investments on the condensed consolidated balance sheets. As of June 30, 2024, we have commitments to make additional investments in Atlas of $2,066 million. Additionally, see Note 12 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose), which we consolidate as a VIE. Apollo Rose has equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina) and is reflected as a related party investment fund in assets of consolidated VIEs on the condensed consolidated balance sheets. We have a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $267 million and $330 million as of June 30, 2024 and December 31, 2023, respectively, which is included in other liabilities on the condensed consolidated balance sheets.

During the first quarter of 2024, we entered into a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of June 30, 2024, we had a reinsurance recoverable balance of $2,210 million related to this agreement.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of June 30, 2024 and December 31, 2023, we held securities issued by MidCap Financial and its affiliates of $1,900 million and $1,844 million, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have investments in PK Air through our investment in AAA. We also held PK Air notes of $1,480 million and $1,617 million as of June 30, 2024 and December 31, 2023, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We have commitments to make additional investments in PK Air of $42 million as of June 30, 2024.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of June 30, 2024 and December 31, 2023, we held $1,811 million and $1,725 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have a minority equity investment in VA Capital, which was $183 million and $181 million as of June 30, 2024 and December 31, 2023, respectively, and is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $335 million and $343 million as of June 30, 2024 and December 31, 2023, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels – We invest in Wheels, Inc., (Wheels) indirectly through our investment in AAA. We also own securities issued by Wheels of $938 million and $981 million as of June 30, 2024 and December 31, 2023, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also have commitments to make additional investments in Wheels of $72 million as of June 30, 2024.

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

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Contributions from ADIP	$300	$—	$705	$—
Distributions to ADIP	(254)	—	(508)	(127)

Additionally, as of June 30, 2024 and December 31, 2023, we had $248 million and $213 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $142 million and $109 million as of June 30, 2024 and December 31, 2023, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of June 30, 2024 and December 31, 2023.

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $25.1 billion as of June 30, 2024. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2024 and December 31, 2023, we had $11.9 billion and $6.5 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of June 30, 2024 and December 31, 2023, we had $21.0 billion and $19.9 billion, respectively, of FABN funding agreements outstanding. We had $13.5 billion of board-authorized FABN capacity remaining as of June 30, 2024.

We also issue secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of June 30, 2024 and December 31, 2023, we had $8.5 billion and $6.0 billion, respectively, of secured and other funding agreements outstanding.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2024	December 31, 2023
AFS securities	$37,051	$32,458
Trading securities	1,704	139
Equity securities	255	80
Mortgage loans	20,239	14,257
Investment funds	491	409
Derivative assets	82	73
Short-term investments	50	153
Other investments	578	313
Restricted cash	1,103	1,761
Total restricted assets	$61,553	$49,643

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,308 million as of June 30, 2024. These letters of credit were issued for our reinsurance program and have expirations through May 22, 2028.

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

Guaranty Association Assessments—Guaranty associations may subject member insurers, including us, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. The assessments are based on an insurer’s proportionate share of premiums written in that state during a specified one-year or three-year period for lines of business in which the impaired or insolvent insurer engages, subject to prescribed limits. On December 30, 2022, the North Carolina Wake County Superior Court entered an Order of Liquidation (Liquidation Order) against Bankers Life Insurance Company (BLIC) and Colorado Bankers Life Insurance Company (CBLIC), which was affirmed by the North Carolina Court of Appeals on March 5, 2024. On April 9, 2024, GBIG Holdings, LLC (GBIG), the sole shareholder of BLIC and CBLIC, filed a Petition for Discretionary Review requesting the North Carolina Supreme Court review the decision by the North Carolina Court of Appeals to affirm the Liquidation Order. On July 11, 2024, GBIG filed a Motion to Withdraw its Petition for Discretionary Review. We are not a party to this litigation. If the North Carolina Supreme Court grants the Motion to Withdraw in the third quarter of 2024, we expect guaranty associations to commence levying assessments shortly thereafter, with payments due from member insurers in the third and fourth quarters of 2024. As of June 30, 2024, we have not recorded a liability for these assessments. We do not expect the assessments levied against us in connection with the BLIC and CBLIC insolvencies to have a material adverse effect on our consolidated financial statements for the year ended December 31, 2024, but we cannot estimate the amount of any such assessments at this time.

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

We have established a significant base of earnings and, as of June 30, 2024, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 8.1 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts and other products.

Our total assets have grown to $332.6 billion as of June 30, 2024. For the six months ended June 30, 2024, we generated an annualized net investment spread of 1.74%.

The following table presents the inflows and outflows generated from our organic and inorganic channels as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Retail	$8,938	$6,782	$18,601	$15,360
Flow reinsurance	1,210	2,782	3,600	4,575
Funding agreements[1]	5,970	148	14,011	1,648
Pension group annuities	577	9,002	577	9,058
Gross organic inflows	16,695	18,714	36,789	30,641
Gross inorganic inflows	—	—	—	—
Total gross inflows	16,695	18,714	36,789	30,641
Gross outflows[2]	(10,140)	(9,135)	(18,175)	(16,014)
Net flows	$6,555	$9,579	$18,614	$14,627

Inflows attributable to Athene[3]	$10,840	$14,977	$25,431	$26,873
Inflows attributable to ACRA noncontrolling interests[3]	4,824	3,737	9,261	3,768
Inflows ceded to third-party reinsurers[4]	1,031	—	2,097	—
Total gross inflows	$16,695	$18,714	$36,789	$30,641

Outflows attributable to Athene	$(8,627)	$(7,891)	$(15,375)	$(13,422)
Outflows attributable to ACRA noncontrolling interests	(1,513)	(1,244)	(2,800)	(2,592)
Total gross outflows[2]	$(10,140)	$(9,135)	$(18,175)	$(16,014)

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

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $36.8 billion and $30.6 billion for the six months ended June 30, 2024 and 2023, respectively, which were underwritten to attractive returns. Gross organic inflows increased $6.1 billion, or 20% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, funding agreement repurchases and maturities and block reinsurance outflows (collectively, gross outflows), in the aggregate were $18.2 billion and $16.0 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in gross outflows, which was within our range of expectations, was primarily related to an increase in funding agreement maturities in 2024 compared to 2023 as well as an increase in annuity policies which have reached the end of the surrender charge period in a higher rate environment, partially offset by a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2023. We believe that our credit profile, current product offerings and product design capabilities, as well as our growing reputation as both a seasoned funding agreement issuer and a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $18.6 billion and $15.4 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in our retail channel was driven by record sales of our fixed indexed annuity (FIA) products as well as robust multi-year guaranteed annuity (MYGA) sales compared to 2023. Overall sales were strong across our bank, independent marketing organization (IMO) and broker-dealer channels, exhibiting strong sales execution, the current rate environment and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 38 IMOs and with our growing network of 19 banks and 148 broker-dealers, collectively representing approximately 134,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $3.6 billion and $4.6 billion for the six months ended June 30, 2024 and 2023, respectively. The decrease in our flow reinsurance channel from 2023 was primarily driven by increased competitiveness in the Japanese market and client repositioning in the US. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $14.6 billion and $10.7 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in our institutional channel was driven by higher funding agreement inflows, partially offset by lower pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $14.0 billion and $1.6 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in our funding agreement channel from the prior year was driven by strong inflows related to a resurgence in public FABN issuance in 2024 amid more favorable market conditions as well as an increase in FHLB and secured and other funding agreement issuances. Funding agreement inflows for the six months ended June 30, 2024 consisted of $6.7 billion of FABN issuances, $1.9 billion of secured and other funding agreement issuances, $5.4 billion of FHLB issuances and no long-term repurchase agreement issuances. As of June 30, 2024, we had funding agreements outstanding of $21.0 billion under our FABN program, $8.5 billion of secured and other funding agreements, $11.9 billion with the FHLB and $2.7 billion of long-term repurchase agreements. We issued group annuity contracts in the aggregate principal amount of $577 million and $9.1 billion during the six months ended June 30, 2024 and 2023, respectively. The decrease in our pension group annuity channel was primarily related to closing a $7.6 billion transaction, our largest single pension group annuity transaction to date, in the second quarter of 2023. The pension group annuity channel was also impacted by the competitive market environment, along with other factors, in 2024. Since entering the pension group annuity market in 2017, we have closed 48 deals resulting in the issuance or reinsurance of group annuities of $52.3 billion with more than 550,000 plan participants as of June 30, 2024. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of June 30, 2024, we estimate that we had approximately $10.1 billion in capital available to deploy, consisting of approximately $3.0 billion in excess equity capital, $3.3 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $3.8 billion in available undrawn capital at ACRA.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. US inflation eased in 2024 but the Consumer Price Index remains above the US Federal Reserve’s 2% target. The US Bureau of Labor Statistics reported that the annual US inflation rate decreased modestly to 3.0% as of June 30, 2024, compared to 3.5% as of March 31, 2024. The US Federal Reserve finished the quarter with a benchmark interest rate target range of 5.25% to 5.50%, unchanged from its July 2023 meeting.

Equity market performance was strong during the second quarter of 2024. In the US, the S&P 500 Index increased by 3.9% during the second quarter, following an increase of 10.2% in the first quarter of 2024. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.8% in the second quarter of 2024, following an increase of 1.4% in the first quarter of 2024. As of July 2024, the International Monetary Fund estimated that the US economy will expand by 2.6% in 2024 and 1.9% in 2025. The US Bureau of Labor Statistics reported that the US unemployment rate increased to 4.1% as of June 30, 2024, compared to 3.8% as of March 31, 2024. Oil finished the second quarter of 2024 down 2.0% from the first quarter of 2024.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar strengthened in the second quarter of 2024 compared to the euro and Japanese yen. Relative to the US dollar, the euro depreciated 0.7% in the second quarter of 2024, after depreciating 2.3% in the first quarter of 2024. Relative to the US dollar, the Japanese yen depreciated 5.9% in the second quarter of 2024, after depreciating 6.9% in the first quarter of 2024. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Rates increased during the second quarter of 2024 with the US 10-year Treasury yield at 4.36% compared to 4.20% at the end of the first quarter of 2024. The US 2-year and 10-year Treasury yield curves remain inverted.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of June 30, 2024, our net invested asset portfolio included $45.5 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $30.3 billion of floating rate liabilities at notional, or 13% of our net invested assets, resulting in $15.2 billion of net floating rate assets, or 7% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. See Note 7 – Long-duration Contracts to the condensed consolidated financial statements for policyholder

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

account balances by range of guaranteed minimum crediting rates and the related distance to those respective guaranteed minimums. The policyholder account balances represent deferred annuities, funding agreements and other investment-type products. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures. Our funding agreements and other investment-type products, as well as our remaining liabilities associated with immediate annuities, pension group annuity obligations and life contracts, provide us little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution.

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

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $106.7 billion for the three months ended March 31, 2024, a 13.4% increase from the same time period in 2023, as higher interest rates resulted in continued growth in the US annuity market. In the total annuity market, for the three months ended March 31, 2024 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $9.7 billion, translating to a 9.1% market share. For the three months ended March 31, 2023, we were the largest provider of annuities based on sales of $8.6 billion, translating to a 9.2% market share.

According to LIMRA, total fixed annuity market sales in the US were $78.5 billion for the three months ended March 31, 2024, a 10.8% increase from the same time period in 2023. In the total fixed annuity market, for the three months ended March 31, 2024 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $9.4 billion, translating to a 12.0% market share. For the three months ended March 31, 2023, we were the largest provider of fixed annuities based on sales of $8.4 billion, translating to an 11.9% market share.

According to LIMRA, total fixed indexed annuity market sales in the US were $28.6 billion for the three months ended March 31, 2024, a 23.8% increase from the same time period in 2023. For the three months ended March 31, 2024 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $4.2 billion, translating to a 14.5% market share. For the three months ended March 31, 2023, we were the largest provider of FIAs based on sales of $2.5 billion, translating to a 10.8% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the US were $14.5 billion for the three months ended March 31, 2024, a 39.6% increase from the same time period in 2023. For the three months ended March 31, 2024 (the most recent period for which specific market share data is available), we were the tenth largest provider of RILAs based on sales of $291 million, translating to a 2.0% market share. For the three months ended March 31, 2023, we were the tenth largest provider of RILAs based on sales of $217 million, translating to a 2.1% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance including the impact of any reinsurance transactions and excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income available to AHL common stockholder adjusted to eliminate the impact of the following:

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

We consider these adjustments to be meaningful adjustments to net income available to AHL common stockholder for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is useful in analyzing our business

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

performance and the trends in our results of operations. Together with net income available to AHL common stockholder, we believe spread related earnings provides a meaningful financial metric that helps investors understand our underlying results and profitability. Spread related earnings should not be used as a substitute for net income available to AHL common stockholder.

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

Adjusted Senior Debt-to-Capital Ratio

Adjusted senior debt-to-capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of tax. Adjusted senior debt-to-capital ratio is calculated as senior debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common stockholder’s equity, preferred stock and the notional value of our total debt. Adjusted AHL common stockholder’s equity is calculated as the ending AHL stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance.

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

Sales

Sales statistics do not correspond to revenues under US GAAP but are used as relevant measures to understand our business performance as it relates to inflows generated during a specific period of time. Our sales statistics include inflows for fixed rate annuities and FIAs and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers). We believe sales is a meaningful metric that enhances our understanding of our business performance and is not the same as premiums presented in our condensed consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Revenues	$4,664	$12,686	$10,385	$16,746
Benefits and expenses	3,637	12,058	7,576	14,732
Income before income taxes	1,027	628	2,809	2,014
Income tax expense	161	133	468	296
Net income	866	495	2,341	1,718
Less: Net income attributable to noncontrolling interests	237	54	520	509
Net income attributable to Athene Holding Ltd. stockholders	629	441	1,821	1,209
Less: Preferred stock dividends	46	45	91	92
Net income available to Athene Holding Ltd. common stockholder	$583	$396	$1,730	$1,117

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

In this section, references to 2024 refer to the three months ended June 30, 2024 and references to 2023 refer to the three months ended June 30, 2023.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder increased by $187 million, or 47%, to $583 million in 2024 from $396 million in 2023. The increase in net income available to Athene Holding Ltd. common stockholder was driven by an $8.4 billion decrease in benefits and expenses, partially offset by an $8.0 billion decrease in revenues, a $183 million increase in net income attributable to noncontrolling interests and a $28 million increase in income tax expense.

Revenues

Revenues decreased by $8.0 billion to $4.7 billion in 2024 from $12.7 billion in 2023. The decrease was primarily driven by a decrease in premiums and a decrease in investment related gains (losses), partially offset by an increase in net investment income and an increase in VIE investment related gains (losses).

Premiums decreased by $8.4 billion to $673 million in 2024 from $9.0 billion in 2023, primarily driven by an $8.4 billion decrease in pension group annuity premiums compared to 2023.

Investment related gains (losses) decreased by $500 million to $(134) million in 2024 from $366 million in 2023, primarily due to the change in fair value of FIA hedging derivatives, partially offset by changes in the fair value of mortgage loans and reinsurance assets. The change in fair value of FIA hedging derivatives decreased $948 million, primarily driven by less favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 3.9% in 2024, compared to an increase of 8.3% in 2023. The change in fair value of mortgage loans increased $359 million and the change in fair value of reinsurance assets increased $150 million, primarily driven by a smaller increase in US Treasury rates in 2024 compared to 2023.

Net investment income increased by $792 million to $3.5 billion in 2024 from $2.7 billion in 2023, primarily driven by significant growth in our investment portfolio attributed to strong net flows during the previous twelve months, higher rates on new deployment related to the higher interest rate environment and higher floating rate income. These increases were partially offset by higher investment management fees driven by the significant growth in our investment portfolio.

VIE investment related gains (losses) increased by $13 million to $306 million in 2024 from $293 million in 2023, primarily driven by unrealized gains on assets held by AAA and a favorable change in the fair value of mortgage loans held in VIEs related to a smaller increase in US Treasury rates in 2024 compared to 2023, partially offset by an unfavorable change in the fair value of certain investment funds held within our consolidated VIEs.

Benefits and Expenses

Benefits and expenses decreased by $8.4 billion to $3.6 billion in 2024 from $12.1 billion in 2023. The decrease was primarily driven by a decrease in future policy and other policy benefits and a decrease in interest sensitive contract benefits, partially offset by an increase in market risk benefits remeasurement (gains) losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future policy and other policy benefits decreased by $8.4 billion to $1.1 billion in 2024 from $9.5 billion in 2023, primarily driven by an $8.4 billion decrease in pension group annuity obligations compared to 2023.

Interest sensitive contract benefits decreased by $188 million to $1.8 billion in 2024 from $2.0 billion in 2023, primarily driven by a decrease in the change in our fixed indexed annuity reserves, partially offset by an increase in rates on deferred annuity and funding agreement issuances, as well as increased costs on floating rate funding agreements, driven by higher US Treasury rates, and significant growth in our deferred annuity and funding agreement blocks of business. The change in our fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $1.2 billion was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 3.9% in 2024, compared to an increase of 8.3% in 2023. The change in fair value of FIA embedded derivatives was also driven by the favorable impact of rates on policyholder projected benefits and a favorable change in discount rates used in our embedded derivative calculations as 2024 experienced a larger increase in discount rates compared to 2023.

Market risk benefits remeasurement (gains) losses increased by $55 million to $(16) million in 2024 from $(71) million in 2023. The lower gains in 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $35 million unfavorable related to less favorable equity market performance compared to 2023.

Income Tax Expense

Income tax expense increased by $28 million to $161 million in 2024 from $133 million in 2023, primarily driven by the increase in net investment income and favorable changes in the fair value of mortgage loans and reinsurance assets, partially offset by additional policyholder and other reserve liability costs. Our effective tax rate in the second quarter of 2024 was 16% compared to 21% in 2023. The income tax expense was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $183 million to $237 million in 2024 from $54 million in 2023, primarily due to the favorable change in fair value of reinsurance assets related to a smaller increase in US Treasury rates in 2024 compared to 2023, income attributable to the ACRA 2 noncontrolling interest, which was established in the third quarter of 2023, and a higher allocation of income to the AAA noncontrolling interest due to the continued increase in the noncontrolling interest ownership of AAA.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

In this section, references to 2024 refer to the six months ended June 30, 2024 and references to 2023 refer to the six months ended June 30, 2023.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder increased by $613 million, or 55%, to $1.7 billion in 2024 from $1.1 billion in 2023. The increase in net income available to Athene Holding Ltd. common stockholder was driven by a $7.2 billion decrease in benefits and expenses, partially offset by a $6.4 billion decrease in revenues, a $172 million increase in income tax expense and an $11 million increase in net income attributable to noncontrolling interests.

Revenues

Revenues decreased by $6.4 billion to $10.4 billion in 2024 from $16.7 billion in 2023. The decrease was primarily driven by a decrease in premiums, partially offset by an increase in net investment income, an increase in VIE investment related gains (losses) and an increase in investment related gains (losses).

Premiums decreased by $8.4 billion to $774 million in 2024 from $9.1 billion in 2023, primarily driven by an $8.5 billion decrease in pension group annuity premiums compared to 2023, partially offset by an increase in life premiums attributable to a block reinsurance transaction completed in the fourth quarter of 2023.

Net investment income increased by $1.7 billion to $6.8 billion in 2024 from $5.1 billion in 2023, primarily driven by significant growth in our investment portfolio attributed to strong net flows during the previous twelve months, higher rates on new deployment related to the higher interest rate environment and higher floating rate income. These increases were partially offset by higher investment management fees driven by the significant growth in our investment portfolio.

VIE investment related gains (losses) increased by $146 million to $640 million in 2024 from $494 million in 2023, primarily driven by unrealized gains on assets held by AAA, partially offset by an unfavorable change in the fair value of mortgage loans held in VIEs related to a larger increase in US Treasury rates in 2024 compared to 2023 and an unfavorable change in fair value of certain investment funds held within our consolidated VIEs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment related gains (losses) increased by $112 million to $1.5 billion in 2024 from $1.4 billion in 2023, primarily due to the change in fair value of FIA hedging derivatives, favorable net foreign exchange impacts and a favorable change in the provision for credit losses, partially offset by an unfavorable change in the fair value of reinsurance assets and mortgage loans. The change in fair value of FIA hedging derivatives increased $392 million, primarily driven by the favorable performance of the equity indices upon which our call options are based, with the 2024 impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our call options are based on the S&P 500 index, which increased 14.5% in 2024, compared to an increase of 15.9% in 2023. The favorable net foreign exchange impacts were primarily related to the strengthening of the US dollar against foreign currencies in comparison to 2023 and the continued growth in foreign denominated business. The favorable change in the provision for credit losses of $77 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure, partially offset by an increase in the allowance for credit losses in 2024 primarily related to CMBS and corporate securities. The change in fair value of reinsurance assets decreased $528 million and the change in fair value of mortgage loans decreased $167 million, primarily driven by a larger increase in US Treasury rates in 2024 compared to 2023.

Benefits and Expenses

Benefits and expenses decreased by $7.2 billion to $7.6 billion in 2024 from $14.7 billion in 2023. The decrease was primarily driven by a decrease in future policy and other policy benefits and a decrease in market risk benefits remeasurement (gains) losses, partially offset by an increase in interest sensitive contract benefits.

Future policy and other policy benefits decreased by $8.3 billion to $1.6 billion in 2024 from $10.0 billion in 2023, primarily driven by an $8.5 billion decrease in pension group annuity obligations, partially offset by a $185 million increase in accrued interest. The increase in accrued interest was primarily attributable to a larger outstanding balance in 2024 compared to 2023.

Market risk benefits remeasurement (gains) losses decreased by $445 million to $(170) million in 2024 from $275 million in 2023. The gains in 2024 compared to losses in 2023 were primarily driven by a favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $457 million favorable compared to 2023 due to a larger increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits.

Interest sensitive contract benefits increased by $1.4 billion to $4.7 billion in 2024 from $3.3 billion in 2023, primarily driven by an increase in rates on deferred annuity and funding agreement issuances, as well as increased costs on floating rate funding agreements, driven by higher US Treasury rates, and significant growth in our deferred annuity and funding agreement blocks of business, partially offset by a decrease in the change in our fixed indexed annuity reserves. The change in our fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $533 million was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 14.5% in 2024, compared to an increase of 15.9% in 2023. The change in fair value of FIA embedded derivatives was also driven by the favorable change in discount rates used in our embedded derivative calculations as 2024 experienced an increase in discount rates compared to a decrease in 2023.

Income Tax Expense

Income tax expense increased by $172 million to $468 million in 2024 from $296 million in 2023, primarily driven by the increase in net investment income, the favorable change in net FIA embedded derivatives and the change in the fair value of market risk benefits, partially offset by additional policyholder and other reserve liability costs and the unfavorable change in fair value of reinsurance assets and mortgage loans. Our effective tax rate in 2024 was 17% compared to 15% in 2023. The income tax expense was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $11 million to $520 million in 2024 from $509 million in 2023, primarily due to the income attributable to the ACRA 2 noncontrolling interest, which was established in the third quarter of 2023, and a higher allocation of income to the AAA noncontrolling interest due to the continued increase in the noncontrolling interest ownership of AAA, largely offset by the unfavorable change in fair value of reinsurance assets related to a larger increase in US Treasury rates in 2024 compared to 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Fixed income and other net investment income	$2,635	$2,208	$5,090	$4,166
Alternative net investment income	168	259	434	444
Net investment earnings	2,803	2,467	5,524	4,610
Strategic capital management fees	24	16	49	30
Cost of funds	(1,880)	(1,437)	(3,603)	(2,672)
Net investment spread	947	1,046	1,970	1,968
Other operating expenses	(116)	(118)	(232)	(244)
Interest and other financing costs	(119)	(129)	(210)	(238)
Spread related earnings	$712	$799	$1,528	$1,486

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

In this section, references to 2024 refer to the three months ended June 30, 2024 and references to 2023 refer to the three months ended June 30, 2023.

Spread Related Earnings

SRE decreased by $87 million, or 11%, to $712 million in 2024 from $799 million in 2023. The decrease in SRE was primarily driven by higher cost of funds, partially offset by higher net investment earnings, lower interest and other financing costs and higher strategic capital management fees.

Cost of funds increased $443 million, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, and an increase in business mix to institutional business at higher crediting rates. These increases were partially offset by an increase in costs attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net investment earnings increased $336 million, primarily driven by $19.9 billion of growth in our average net invested assets, higher rates on new deployment related to the higher interest rate environment and higher floating rate income, partially offset by lower alternative net investment income and an increase in income attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. The lower alternative investment income compared to 2023 was primarily driven by our investment in MidCap Financial which experienced outsized performance in 2023, lower returns on our investment in Catalina, continued inflationary pressures impacting the valuation of Athora, lower returns from our investment in Redding Ridge attributable to strong CLO performance in 2023 and unfavorable performance from Challenger Life Company Limited (Challenger) related to a share price decrease in 2024 compared to an increase in 2023. These impacts were partially offset by higher returns from our investment in Wheels related to a valuation increase in 2024.

Interest and other financing costs decreased $10 million related to lower interest expense resulting from a decrease in short-term repurchase agreements outstanding in 2024 compared to 2023, partially offset by interest expense related to our debt issuances in the fourth quarter of 2023 and the first quarter of 2024.

Strategic capital management fees increased $8 million due to additional fees received from ADIP II as a result of the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Three months ended June 30,
	2024	2023
Fixed income and other net investment earned rate	4.83%	4.46%
Alternative net investment earned rate	5.73%	8.53%
Net investment earned rate	4.87%	4.69%
Strategic capital management fees	0.04%	0.03%
Cost of funds	(3.27)%	(2.73)%
Net investment spread	1.64%	1.99%

Net investment spread decreased 35 basis points to 1.64% in 2024 from 1.99% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 54 basis points to 3.27% in 2024 from 2.73% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, and an increase in business mix to institutional business at higher crediting rates. These increases were partially offset by an increase in costs attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net investment earned rate increased 18 basis points to 4.87% in 2024 from 4.69% in 2023, primarily due to higher returns in our fixed income portfolio, partially offset by lower returns in our alternative investment portfolio and an increase in income attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. Fixed income and other net investment earned rate was 4.83% in 2024, an increase from 4.46% in 2023, primarily driven by higher rates on new deployment related to the higher interest rate environment and higher floating rate income. Alternative net investment earned rate was 5.73% in 2024, a decrease from 8.53% in 2023, primarily driven by our investment in MidCap Financial which experienced outsized performance in 2023, lower returns on our investment in Catalina, continued inflationary pressures impacting the valuation of Athora, lower returns from our investment in Redding Ridge attributable to strong CLO performance in 2023 and unfavorable performance from Challenger related to a share price decrease in 2024 compared to an increase in 2023. These impacts were partially offset by higher returns from our investment in Wheels related to a valuation increase in 2024.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses; stock compensation expense and the non-operating income tax expense related to these adjustments. The increase in adjustments to net income available to Athene Holding Ltd. common stockholder in 2024 compared to 2023 was primarily driven by an increase in investment gains (losses), net of offsets, partially offset by a decrease in non-operating change in insurance liabilities and related derivatives.

Investment gains (losses), net of offsets, increased $439 million, primarily due to the changes in fair value of mortgage loans and reinsurance assets. The favorable changes in fair value of mortgage loans of $341 million and reinsurance assets of $121 million were primarily driven by a smaller increase in US Treasury rates in 2024 compared to 2023.

Non-operating change in insurance liabilities and related derivatives decreased $101 million, primarily due to the decrease in net FIA derivatives and the decrease in the change in fair value of market risk benefits. The $80 million unfavorable change in net FIA derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 3.9% in 2024, compared to an increase of 8.3% in 2023. This was partially offset by the favorable impact of rates on policyholder projected benefits and the favorable change in discount rates used in our embedded derivative calculations as 2024 experienced a larger increase in discount rates compared to 2023. The $66 million unfavorable change in fair value of market risk benefits was primarily driven by unfavorable equity market performance compared to 2023.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

In this section, references to 2024 refer to the six months ended June 30, 2024 and references to 2023 refer to the six months ended June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Spread Related Earnings

SRE increased by $42 million, or 3%, to $1.5 billion in 2024 from $1.5 billion in 2023. The increase in SRE was primarily driven by higher net investment earnings, lower interest and other financing costs and higher strategic capital management fees, partially offset by higher cost of funds.

Net investment earnings increased $914 million, primarily driven by $20.3 billion of growth in our average net invested assets, higher rates on new deployment related to the higher interest rate environment and higher floating rate income, partially offset by slightly lower alternative net investment income and an increase in income attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. The slightly lower alternative investment income compared to 2023 was primarily driven by our investment in MidCap Financial which experienced outsized performance in 2023, continued inflationary pressures impacting the valuation of Athora and lower returns on our investment in Catalina. These impacts were largely offset by higher returns from our investment in Wheels related to a valuation increase in 2024 and favorable performance from Challenger related to a share price increase in 2024 compared to a decrease in 2023.

Cost of funds increased $931 million, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, and an increase in business mix to institutional business at higher crediting rates. These increases were partially offset by an increase in costs attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Interest and other financing costs decreased $28 million related to lower interest expense resulting from a decrease in short-term repurchase agreements outstanding in 2024 compared to 2023, partially offset by interest expense related to our debt issuances in the fourth quarter of 2023 and the first quarter of 2024.

Strategic capital management fees increased $19 million due to additional fees received from ADIP II as a result of the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net Investment Spread

	Six months ended June 30,
	2024	2023
Fixed income and other net investment earned rate	4.75%	4.31%
Alternative net investment earned rate	7.42%	7.33%
Net investment earned rate	4.89%	4.48%
Strategic capital management fees	0.04%	0.03%
Cost of funds	(3.19)%	(2.60)%
Net investment spread	1.74%	1.91%

Net investment spread decreased 17 basis points to 1.74% in 2024 from 1.91% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased by 59 basis points to 3.19% in 2024, from 2.60% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, and an increase in business mix to institutional business at higher crediting rates. These increases were partially offset by an increase in costs attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net investment earned rate increased 41 basis points to 4.89% in 2024 from 4.48% in 2023, primarily due to higher returns in our fixed income portfolio and slightly favorable performance in our alternative investment portfolio, partially offset by an increase in income attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. Fixed income and other net investment earned rate was 4.75% in 2024, an increase from 4.31% in 2023, primarily driven by higher rates on new deployment related to the higher interest rate environment and higher floating rate income. Alternative net investment earned rate was 7.42% in 2024, an increase from 7.33% in 2023, as slightly lower income was earned on average alternative net invested assets that decreased $431 million compared to 2023. The slightly lower alternative net investment income compared to 2023 was primarily driven by our investment in MidCap Financial which experienced outsized performance in 2023, continued inflationary pressures impacting the valuation of Athora and lower returns on our investment in Catalina. These impacts were largely offset by higher returns from our investment in Wheels related to a valuation increase in 2024 and favorable performance from Challenger related to a share price increase in 2024 compared to a decrease in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The increase in adjustments to net income available to Athene Holding Ltd. common stockholder in 2024 compared to 2023 was primarily driven by the increase in non-operating change in insurance liabilities and related derivatives and the increase in investment gains (losses), net of offsets.

Non-operating change in insurance liabilities and related derivatives increased $707 million, primarily due to the increase in the change in fair value of market risk benefits and the increase in net FIA derivatives. The $406 million favorable change in fair value of market risk benefits was primarily driven by a larger increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, compared to 2023. The $261 million favorable change in net FIA derivatives was primarily due to the favorable change in discount rates used in our embedded derivative calculations as 2024 experienced an increase in discount rates compared to a decrease in 2023. The change in net FIA derivatives was also driven by the performance of the equity indices to which our FIA policies are linked, with the 2024 impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 14.5% in 2024, compared to an increase of 15.9% in 2023.

Investment gains (losses), net of offsets, increased $20 million, primarily due to favorable net foreign exchange impacts, lower realized losses on the sale of AFS securities compared to 2023 and a favorable change in the provision for credit losses, largely offset by an unfavorable change in the fair value of reinsurance assets and mortgage loans. The favorable net foreign exchange impacts were primarily related to the strengthening of the US dollar against foreign currencies in comparison to 2023 and the continued growth in foreign denominated business. The favorable change in the provision for credit losses of $96 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure, partially offset by an increase in the allowance for credit losses in 2024 primarily due to the commercial real estate market. The unfavorable changes in fair value of reinsurance assets of $271 million and mortgage loans of $134 million were primarily due to a larger increase in US Treasury rates compared to 2023.

Investment Portfolio
We had total investments, including related parties and consolidated VIEs, of $287.2 billion and $259.3 billion as of June 30, 2024 and December 31, 2023, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income includes management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base, sub-allocation and performance fees, of $304 million and $232 million, respectively, during the three months ended June 30, 2024 and 2023, and $593 million and $454 million, respectively, during the six months ended June 30, 2024, and 2023. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $317 million and $258 million, respectively, for the three months ended June 30, 2024 and 2023, and $634 million and $561 million, respectively, for the six months ended June 30, 2024, and 2023. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $233.0 billion and $217.4 billion as of June 30, 2024 and December 31, 2023, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments, including related parties and consolidated VIEs:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$149,390	52.0%	$134,338	51.8%
Trading securities, at fair value	1,643	0.6%	1,706	0.7%
Equity securities	1,469	0.5%	1,293	0.5%
Mortgage loans, at fair value	52,645	18.3%	44,115	17.0%
Investment funds	107	—%	109	0.1%
Policy loans	325	0.1%	334	0.1%
Funds withheld at interest	21,827	7.6%	24,359	9.4%
Derivative assets	7,488	2.6%	5,298	2.1%
Short-term investments	736	0.3%	341	0.1%
Other investments	1,688	0.6%	1,206	0.5%
Total investments	237,318	82.6%	213,099	82.3%
Investments in related parties
AFS securities, at fair value	17,044	5.9%	14,009	5.4%
Trading securities, at fair value	719	0.2%	838	0.3%
Equity securities, at fair value	314	0.1%	318	0.1%
Mortgage loans, at fair value	1,320	0.5%	1,281	0.5%
Investment funds	1,619	0.6%	1,632	0.6%
Funds withheld at interest	5,619	2.0%	6,474	2.5%
Short-term investments	756	0.3%	947	0.4%
Other investments, at fair value	335	0.1%	343	0.1%
Total related party investments	27,726	9.7%	25,842	9.9%
Total investments, including related parties	265,044	92.3%	238,941	92.2%
Investments of consolidated VIEs
Trading securities, at fair value	2,233	0.8%	2,136	0.8%
Mortgage loans, at fair value	2,120	0.7%	2,173	0.8%
Investment funds, at fair value	17,726	6.2%	15,927	6.2%
Other investments, at fair value	119	—%	103	—%
Total investments of consolidated VIEs	22,198	7.7%	20,339	7.8%
Total investments, including related parties and consolidated VIEs	$287,242	100.0%	$259,280	100.0%

The increase in our total investments, including related parties and consolidated VIEs, as of June 30, 2024 of $28.0 billion compared to December 31, 2023 was primarily driven by significant growth from gross organic inflows of $36.8 billion in excess of gross liability outflows of $18.2 billion and an increase in derivative assets primarily related to the impact of favorable equity market performance in 2024 on our call options and the purchase of additional derivatives to hedge equity market performance and foreign exchange impacts. Additionally, total investments, including related parties and consolidated VIEs, increased due to the issuance of debt in the first quarter of 2024, an increase in VIE investment funds attributable to contributions from third-party investors into AAA and favorable performance of the underlying assets, and the reinvestment of earnings, partially offset by unrealized losses on AFS securities during the six months ended June 30, 2024 of $1.7 billion attributable to an increase in US Treasury rates in 2024.

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

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk, interest rate risk and credit risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual index credits on our FIA products. We primarily use fixed indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index. We also use derivative instruments, such as forward contracts and swaps, to hedge foreign currency exposure resulting from foreign denominated assets and liabilities and to help manage our net floating rate position.

With respect to derivative positions, we transact with highly rated counterparties, and expect the counterparties to fulfill their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of June 30, 2024, these investments totaled $46.0 billion, or 13.8% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas, which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$5,619	1.7%	$6,474	2.2%
Securitizations of unaffiliated assets where Apollo is manager	18,737	5.6%	16,072	5.3%
Investments in Apollo funds	11,808	3.5%	10,683	3.6%
Strategic investments in Apollo direct origination platforms	7,231	2.2%	6,464	2.2%
Investments in insurance companies	2,554	0.8%	2,575	0.9%
Other	98	—%	81	—%
Total related party investments	$46,047	13.8%	$42,349	14.2%

As of June 30, 2024, a $5.6 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of June 30, 2024, $30.6 billion, or 13.2% of our total net invested assets were related party investments. Of these, approximately $18.1 billion, or 7.8% of our net invested assets, were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $12.5 billion, or 5.4% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$18,072	7.8%	$16,759	7.7%
Investments in Apollo funds	5,813	2.5%	5,928	2.7%
Strategic investments in Apollo direct origination platforms	4,177	1.8%	3,518	1.6%
Investments in insurance companies	2,486	1.1%	2,459	1.1%
Other	22	—%	13	—%
Total related party net invested assets	$30,570	13.2%	$28,677	13.1%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Gross Invested Asset Value	Percent of Gross Invested Assets	Gross Invested Asset Value	Percent of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$23,488	7.8%	$21,550	7.7%
Investments in Apollo funds	7,780	2.6%	6,326	2.3%
Strategic investments in Apollo direct origination platforms	5,680	1.9%	4,257	1.5%
Investments in insurance companies	2,574	0.9%	2,539	0.9%
Other	29	—%	13	—%
Total related party gross invested assets	$39,551	13.2%	$34,685	12.4%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2024
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$7,126	$—	$26	$(1,108)	$6,044	3.6%
US state, municipal and political subdivisions	1,211	—	—	(257)	954	0.6%
Foreign governments	2,055	—	—	(464)	1,591	1.0%
Corporate	98,312	(168)	319	(12,093)	86,370	51.8%
CLO	24,236	—	316	(399)	24,153	14.5%
ABS	15,956	(67)	108	(551)	15,446	9.3%
CMBS	7,712	(57)	57	(458)	7,254	4.4%
RMBS	8,214	(378)	212	(470)	7,578	4.6%
Total AFS securities	164,822	(670)	1,038	(15,800)	149,390	89.8%
AFS securities – related parties
Corporate	1,467	—	16	(63)	1,420	0.9%
CLO	4,605	—	25	(58)	4,572	2.7%
ABS	11,380	(1)	29	(356)	11,052	6.6%
Total AFS securities – related parties	17,452	(1)	70	(477)	17,044	10.2%
Total AFS securities, including related parties	$182,274	$(671)	$1,108	$(16,277)	$166,434	100.0%

	December 31, 2023
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399	3.6%
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046	0.7%
Foreign governments	2,083	—	71	(255)	1,899	1.3%
Corporate	88,343	(129)	830	(10,798)	78,246	52.8%
CLO	20,506	(2)	261	(558)	20,207	13.6%
ABS	13,942	(49)	120	(630)	13,383	9.0%
CMBS	7,070	(29)	52	(502)	6,591	4.4%
RMBS	8,160	(381)	252	(464)	7,567	5.1%
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338	90.5%
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352	0.9%
CLO	4,367	—	21	(120)	4,268	2.9%
ABS	8,665	(1)	34	(309)	8,389	5.7%
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009	9.5%
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$37,398	22.5%	$27,272	18.4%
Financial	27,609	16.6%	26,854	18.1%
Utilities	15,318	9.2%	16,048	10.9%
Communication	4,253	2.5%	5,063	3.4%
Transportation	3,212	1.9%	4,361	2.9%
Total corporate	87,790	52.7%	79,598	53.7%
Other government-related securities
US government and agencies	6,044	3.6%	5,399	3.6%
Foreign governments	1,591	1.0%	1,899	1.3%
US state, municipal and political subdivisions	954	0.6%	1,046	0.7%
Total non-structured securities	96,379	57.9%	87,942	59.3%
Structured securities
CLO	28,725	17.2%	24,475	16.5%
ABS	26,498	15.9%	21,772	14.7%
CMBS	7,254	4.4%	6,591	4.4%
RMBS
Agency	1,089	0.7%	962	0.6%
Non-agency	6,489	3.9%	6,605	4.5%
Total structured securities	70,055	42.1%	60,405	40.7%
Total AFS securities, including related parties	$166,434	100.0%	$148,347	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.
The fair value of our AFS securities, including related parties, was $166.4 billion and $148.3 billion as of June 30, 2024 and December 31, 2023, respectively. The increase was mainly driven by the deployment of strong organic inflows in excess of liability outflows, partially offset by unrealized losses on AFS securities during the six months ended June 30, 2024 of $1.7 billion attributable to an increase in US Treasury rates in 2024.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	June 30, 2024			December 31, 2023
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$101,587	$92,820	55.7%	$88,673	$81,549	55.0%
2 A-C	74,779	68,405	41.1%	67,530	61,664	41.5%
Total investment grade	176,366	161,225	96.8%	156,203	143,213	96.5%
3 A-C	3,732	3,444	2.1%	3,869	3,544	2.4%
4 A-C	1,313	1,162	0.7%	1,144	1,013	0.7%
5 A-C	171	134	0.1%	178	129	0.1%
6	692	469	0.3%	622	448	0.3%
Total below investment grade	5,908	5,209	3.2%	5,813	5,134	3.5%
Total AFS securities, including related parties	$182,274	$166,434	100.0%	$162,016	$148,347	100.0%

A significant majority of our AFS portfolio, 96.8% and 96.5% as of June 30, 2024 and December 31, 2023, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$84,981	51.1%	$71,887	48.5%
BBB	63,619	38.2%	58,010	39.1%
Non-rated[1]	10,966	6.6%	11,427	7.7%
Total investment grade	159,566	95.9%	141,324	95.3%
BB	3,135	1.9%	3,421	2.3%
B	900	0.5%	826	0.6%
CCC	1,012	0.6%	1,037	0.6%
CC and lower	722	0.4%	739	0.5%
Non-rated[1]	1,099	0.7%	1,000	0.7%
Total below investment grade	6,868	4.1%	7,023	4.7%
Total AFS securities, including related parties	$166,434	100.0%	$148,347	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 4.1% and 4.7%, as of June 30, 2024 and December 31, 2023, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of June 30, 2024 and December 31, 2023, non-rated securities were comprised 65% and 64%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 23% and 22%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of June 30, 2024 and December 31, 2023, 91% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $26.5 billion and $21.8 billion as of June 30, 2024 and December 31, 2023, respectively.

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$17,880	67.5%	$13,180	60.5%
2 A-C	7,612	28.7%	7,438	34.2%
Total investment grade	25,492	96.2%	20,618	94.7%
3 A-C	709	2.7%	802	3.7%
4 A-C	203	0.8%	257	1.2%
5 A-C	5	—%	4	—%
6	89	0.3%	91	0.4%
Total below investment grade	1,006	3.8%	1,154	5.3%
Total AFS ABS, including related parties	$26,498	100.0%	$21,772	100.0%

NRSRO rating agency designation
AAA/AA/A	$17,634	66.6%	$12,104	55.6%
BBB	7,670	28.9%	8,499	39.0%
Non-rated[1]	188	0.7%	15	0.1%
Total investment grade	25,492	96.2%	20,618	94.7%
BB	726	2.8%	824	3.8%
B	186	0.7%	236	1.1%
CCC	5	—%	4	—%
CC and lower	5	—%	4	—%
Non-rated[1]	84	0.3%	86	0.4%
Total below investment grade	1,006	3.8%	1,154	5.3%
Total AFS ABS, including related parties	$26,498	100.0%	$21,772	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2024 and December 31, 2023, a substantial majority of our AFS ABS portfolio, 96.2% and 94.7%, respectively, was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $28.7 billion and $24.5 billion as of June 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$18,701	65.1%	$15,803	64.5%
2 A-C	9,880	34.4%	8,517	34.8%
Total investment grade	28,581	99.5%	24,320	99.3%
3 A-C	125	0.4%	137	0.6%
4 A-C	19	0.1%	18	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	144	0.5%	155	0.7%
Total AFS CLO, including related parties	$28,725	100.0%	$24,475	100.0%

NRSRO rating agency designation
AAA/AA/A	$18,701	65.1%	$15,803	64.5%
BBB	9,880	34.4%	8,517	34.8%
Non-rated	—	—%	—	—%
Total investment grade	28,581	99.5%	24,320	99.3%
BB	125	0.4%	137	0.6%
B	19	0.1%	18	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	144	0.5%	155	0.7%
Total AFS CLO, including related parties	$28,725	100.0%	$24,475	100.0%

As of June 30, 2024 and December 31, 2023, 99.5% and 99.3%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains attributable to credit spread tightening in 2024.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $7.3 billion and $6.6 billion as of June 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$5,802	80.0%	$5,231	79.4%
2 A-C	877	12.1%	970	14.7%
Total investment grade	6,679	92.1%	6,201	94.1%
3 A-C	241	3.3%	231	3.5%
4 A-C	281	3.9%	93	1.4%
5 A-C	33	0.4%	30	0.5%
6	20	0.3%	36	0.5%
Total below investment grade	575	7.9%	390	5.9%
Total AFS CMBS	$7,254	100.0%	$6,591	100.0%

NRSRO rating agency designation
AAA/AA/A	$5,286	72.9%	$4,718	71.6%
BBB	852	11.7%	905	13.7%
Non-rated[1]	227	3.1%	230	3.5%
Total investment grade	6,365	87.7%	5,853	88.8%
BB	463	6.4%	497	7.5%
B	315	4.4%	142	2.2%
CCC	109	1.5%	97	1.5%
CC and lower	2	—%	2	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	889	12.3%	738	11.2%
Total AFS CMBS	$7,254	100.0%	$6,591	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2024 and December 31, 2023, 92.1% and 94.1%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 87.7% and 88.8%, as of June 30, 2024 and December 31, 2023, respectively, of securities were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $7.6 billion as of each of June 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$6,689	88.3%	$6,645	87.9%
2 A-C	286	3.8%	245	3.2%
Total investment grade	6,975	92.1%	6,890	91.1%
3 A-C	245	3.2%	281	3.7%
4 A-C	214	2.8%	235	3.1%
5 A-C	57	0.8%	74	1.0%
6	87	1.1%	87	1.1%
Total below investment grade	603	7.9%	677	8.9%
Total AFS RMBS	$7,578	100.0%	$7,567	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,501	33.0%	$2,405	31.9%
BBB	556	7.4%	562	7.4%
Non-rated[1]	2,464	32.5%	2,356	31.1%
Total investment grade	5,521	72.9%	5,323	70.4%
BB	58	0.8%	101	1.3%
B	146	1.9%	124	1.7%
CCC	865	11.4%	915	12.1%
CC and lower	662	8.7%	715	9.4%
Non-rated[1]	326	4.3%	389	5.1%
Total below investment grade	2,057	27.1%	2,244	29.6%
Total AFS RMBS	$7,578	100.0%	$7,567	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 92.1% and 91.1% as of June 30, 2024 and December 31, 2023, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 72.9% and 70.4% of our RMBS portfolio as investment grade as of June 30, 2024 and December 31, 2023, respectively.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of June 30, 2024, our AFS securities, including related parties, had a fair value of $166.4 billion, which was 8.7% below amortized cost of $182.3 billion. As of December 31, 2023, our AFS securities, including related parties, had a fair value of $148.3 billion, which was 8.4% below amortized cost of $162.0 billion. Our fair value of AFS securities as of both June 30, 2024 and December 31, 2023 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	June 30, 2024
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$61,310	$(8,705)	$52,605	85.8%	$92,820	(9.4)%
2 A-C	50,601	(6,560)	44,041	87.0%	68,405	(9.6)%
Total investment grade	111,911	(15,265)	96,646	86.4%	161,225	(9.5)%
3 A-C	2,532	(256)	2,276	89.9%	3,444	(7.4)%
4 A-C	906	(90)	816	90.1%	1,162	(7.7)%
5 A-C	91	(20)	71	78.0%	134	(14.9)%
6	310	(54)	256	82.6%	469	(11.5)%
Total below investment grade	3,839	(420)	3,419	89.1%	5,209	(8.1)%
Total	$115,750	$(15,685)	$100,065	86.4%	$166,434	(9.4)%

	December 31, 2023
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$60,105	$(7,627)	$52,478	87.3%	$81,549	(9.4)%
2 A-C	47,893	(6,334)	41,559	86.8%	61,664	(10.3)%
Total investment grade	107,998	(13,961)	94,037	87.1%	143,213	(9.7)%
3 A-C	3,026	(283)	2,743	90.6%	3,544	(8.0)%
4 A-C	533	(61)	472	88.6%	1,013	(6.0)%
5 A-C	79	(25)	54	67.1%	129	(19.4)%
6	223	(38)	185	82.5%	448	(8.5)%
Total below investment grade	3,861	(407)	3,454	89.4%	5,134	(7.9)%
Total	$111,859	$(14,368)	$97,491	87.2%	$148,347	(9.7)%

The gross unrealized losses on AFS securities, including related parties, were $15.7 billion and $14.4 billion as of June 30, 2024 and December 31, 2023, respectively. The increase in unrealized losses on AFS securities was primarily attributable to an increase in US Treasury rates in 2024.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements.

As of June 30, 2024 and December 31, 2023, we held an allowance for credit losses on AFS securities of $671 million and $591 million, respectively. During the six months ended June 30, 2024, we recorded an increase in the allowance for credit losses on AFS securities of $80 million, of which $79 million had an income statement impact and $1 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from CMBS and corporate securities. During the six months ended June 30, 2023, we recorded an increase in provision for credit losses on AFS securities of $63 million, of which $29 million had an income statement impact and $34 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from the Silicon Valley Bank failure. The intent-to-sell impairments for the six months ended June 30, 2024 and 2023 were $22 million and $146 million, respectively. The decrease in our intent-to-sell impairments was primarily driven by the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of June 30, 2024 and December 31, 2023, 36% and 34%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	June 30, 2024			December 31, 2023
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$8,959	$8,690	14.3%	$7,350	$7,099	13.9%
Other Europe	15,013	13,336	22.0%	13,670	12,245	24.0%
Total Europe	23,972	22,026	36.3%	21,020	19,344	37.9%
Non-US North America	31,983	31,108	51.3%	24,041	23,044	45.1%
Australia & New Zealand	3,460	3,072	5.0%	3,504	3,153	6.2%
Asia/Pacific	2,247	1,867	3.1%	2,348	2,219	4.3%
Central & South America	1,601	1,390	2.3%	1,630	1,438	2.8%
Africa & Middle East	1,541	1,204	2.0%	2,276	1,911	3.7%
Total	$64,804	$60,667	100.0%	$54,819	$51,109	100.0%

Approximately 97.9% of these securities are investment grade by NAIC designation as of each of June 30, 2024 and December 31, 2023. As of June 30, 2024, 9% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 27% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $4.6 billion and $4.7 billion as of June 30, 2024 and December 31, 2023, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The decrease in trading securities was primarily driven by unrealized losses during the six months ended June 30, 2024 attributable to an increase in US Treasury rates in 2024.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Property type
Apartment	$11,042	19.7%	$9,591	20.2%
Office building	4,030	7.2%	4,455	9.4%
Industrial	5,532	9.9%	4,143	8.7%
Hotels	2,994	5.3%	2,913	6.1%
Retail	2,085	3.7%	2,158	4.5%
Other commercial	4,511	8.0%	3,352	7.0%
Total commercial mortgage loans	30,194	53.8%	26,612	55.9%
Residential loans	25,891	46.2%	20,957	44.1%
Total mortgage loans, including related parties and consolidated VIEs	$56,085	100.0%	$47,569	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $56.1 billion and $47.6 billion as of June 30, 2024 and December 31, 2023, respectively. This included $1.1 billion and $1.4 billion of mezzanine mortgage loans as of June 30, 2024 and December 31, 2023, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CML) on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our residential mortgage loan (RML) portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2024 and December 31, 2023, we had $829 million and $543 million, respectively, of mortgage loans that were 90 days past due, of which $194 million and $125 million, respectively, were in the process of foreclosure. As of June 30, 2024 and December 31, 2023, $93 million and $124 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

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

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$81	0.4%	$82	0.5%
Hybrid	20	0.1%	20	0.1%
Other	6	—%	7	—%
Total investment funds	107	0.5%	109	0.6%
Investment funds – related parties
Strategic origination platforms	49	0.3%	47	0.3%
Insurance platforms	1,295	6.7%	1,300	7.4%
Apollo and other fund investments
Equity	249	1.3%	254	1.4%
Yield	6	—%	8	—%
Other	20	0.1%	23	0.1%
Total investment funds – related parties	1,619	8.4%	1,632	9.2%
Investment funds owned by consolidated VIEs
Strategic origination platforms	6,308	32.4%	5,594	31.7%
Insurance platforms	432	2.2%	483	2.7%
Apollo and other fund investments
Equity	3,726	19.2%	3,409	19.3%
Hybrid	4,600	23.6%	4,242	24.0%
Yield	1,315	6.8%	1,356	7.7%
Other	1,345	6.9%	843	4.8%
Total investment funds owned by consolidated VIEs	17,726	91.1%	15,927	90.2%
Total investment funds, including related parties and consolidated VIEs	$19,452	100.0%	$17,668	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, total investment funds, including related parties and consolidated VIEs, were $19.5 billion and $17.7 billion, as of June 30, 2024 and December 31, 2023, respectively. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by additional contributions from third-party investors into AAA, a consolidated VIE, and favorable performance of the underlying investment funds held in AAA.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, Lincoln and Jackson. As of June 30, 2024, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an AM Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
Corporate	$13,461	49.1%	$14,840	48.1%
ABS	3,112	11.3%	3,285	10.6%
CLO	1,854	6.8%	2,612	8.5%
CMBS	732	2.7%	688	2.2%
RMBS	508	1.9%	580	1.9%
Foreign governments	307	1.1%	328	1.1%
US state, municipal and political subdivisions	176	0.6%	188	0.6%
Mortgage loans	4,666	17.0%	5,277	17.1%
Investment funds	869	3.2%	827	2.7%
Equity securities	300	1.1%	351	1.1%
Short-term investments	478	1.7%	228	0.7%
Derivative assets	145	0.5%	113	0.4%
Cash and cash equivalents	916	3.3%	1,622	5.3%
Other assets and liabilities	(78)	(0.3)%	(106)	(0.3)%
Total funds withheld at interest, including related parties	$27,446	100.0%	$30,833	100.0%

As of June 30, 2024 and December 31, 2023, we held $27.4 billion and $30.8 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 94.7% and 95.0% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2024 and December 31, 2023, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business and unrealized losses during the six months ended June 30, 2024 attributable to an increase in US Treasury rates in 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Derivative Instruments

We hold derivative instruments for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk, interest rate risk and credit risk. The types of derivatives we may use include interest rate swaps, foreign currency swaps and forward contracts, total return swaps, credit default swaps, variance swaps, futures and equity options.

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

Net Invested Assets

The following summarizes our net invested assets:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$88,818	38.1%	$82,883	38.1%
CLO	22,027	9.5%	20,538	9.4%
Credit	110,845	47.6%	103,421	47.5%
CML	27,584	11.9%	25,977	11.9%
RML	22,217	9.5%	18,021	8.3%
RMBS	7,679	3.3%	7,795	3.6%
CMBS	6,029	2.6%	5,580	2.6%
Real estate	63,509	27.3%	57,373	26.4%
ABS	24,959	10.7%	22,202	10.2%
Alternative investments	11,674	5.0%	11,659	5.4%
State, municipal, political subdivisions and foreign government	3,269	1.4%	3,384	1.5%
Equity securities	1,921	0.8%	1,727	0.8%
Short-term investments	1,392	0.6%	1,048	0.5%
US government and agencies	4,700	2.0%	4,052	1.9%
Other investments	47,915	20.5%	44,072	20.3%
Cash and cash equivalents	8,197	3.5%	10,467	4.8%
Policy loans and other	2,491	1.1%	2,094	1.0%
Net invested assets	$232,957	100.0%	$217,427	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $233.0 billion and $217.4 billion as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, corporate securities included $26.9 billion of private placements, which represented 11.6% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $25.4 billion in excess of net liability outflows of $15.4 billion, the issuance of debt in the first quarter of 2024, an increase in short-term repurchase agreements outstanding in 2024 and the reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels	$692	5.9%	$691	5.9%
Redding Ridge	543	4.6%	571	4.9%
MidCap Financial	463	4.0%	528	4.5%
NNN Lease	384	3.3%	459	3.9%
Aqua Finance	309	2.6%	215	1.8%
PK AirFinance	269	2.3%	251	2.2%
Foundation Home Loans	208	1.8%	242	2.1%
Other	450	3.9%	243	2.1%
Total strategic origination platforms	3,318	28.4%	3,200	27.4%
Retirement services platforms
Athora	1,123	9.6%	1,106	9.5%
Catalina	341	2.9%	382	3.3%
FWD	358	3.1%	358	3.1%
Challenger	294	2.5%	274	2.4%
Venerable	184	1.6%	181	1.5%
Total retirement services platforms	2,300	19.7%	2,301	19.8%
Apollo and other fund investments
Equity
Traditional private equity	1,085	9.3%	1,157	9.9%
Real estate	825	7.1%	969	8.3%
Other	179	1.5%	189	1.6%
Total equity	2,089	17.9%	2,315	19.8%
Hybrid
Real estate	1,063	9.1%	1,123	9.6%
Other	1,406	12.0%	1,479	12.7%
Total hybrid	2,469	21.1%	2,602	22.3%
Yield	801	6.9%	867	7.5%
Total Apollo and other fund investments	5,359	45.9%	5,784	49.6%
Other[1]	697	6.0%	374	3.2%
Net alternative investments	$11,674	100.0%	$11,659	100.0%

[1] Other primarily includes cash and royalties.

Net alternative investments were $11.7 billion as of each of June 30, 2024 and December 31, 2023, representing 5.0% and 5.4% of our net invested asset portfolio as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, we held approximately 70% of our net alternative investments through AAA and had a gross ownership percentage in AAA of approximately 63%.

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

Our alternative investment in Athora had a carrying value of $1.1 billion as of each of June 30, 2024 and December 31, 2023. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 2.30% and 7.55% for the three months ended June 30, 2024 and 2023, respectively, and 2.93% and 9.61% for the six months ended June 30, 2024 and 2023, respectively. Alternative investment income from Athora was $7 million and $21 million for the three months ended June 30, 2024 and 2023, respectively, and $17 million and $52 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in alternative investment income for both periods was primarily driven by continued inflationary pressures in 2024.

Non-GAAP Measure Reconciliations

The reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Net income available to Athene Holding Ltd. common stockholder	$583	$396	$1,730	$1,117
Preferred stock dividends	46	45	91	92
Net income attributable to noncontrolling interests	237	54	520	509
Net income	866	495	2,341	1,718
Income tax expense	161	133	468	296
Income before income taxes	1,027	628	2,809	2,014
Investment gains (losses), net of offsets	(124)	(563)	(146)	(166)
Non-operating change in insurance liabilities and related derivatives	203	304	876	169
Integration, restructuring and other non-operating expenses	(31)	(28)	(61)	(57)
Stock compensation expense	(11)	(13)	(24)	(29)
Preferred stock dividends	46	45	91	92
Noncontrolling interests – pre-tax income and VIE adjustments	232	84	545	519
Less: Total adjustments to income before income taxes	315	(171)	1,281	528
Spread related earnings	$712	$799	$1,528	$1,486

The reconciliation of total AHL stockholders’ equity to total adjusted AHL common stockholder’s equity is as follows:

(In millions)	June 30, 2024	December 31, 2023
Total AHL stockholders’ equity	$14,998	$13,838
Less: Preferred stock	3,154	3,154
Total AHL common stockholder’s equity	11,844	10,684
Less: Accumulated other comprehensive loss	(5,809)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,787)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,370)	(2,233)
Total adjusted AHL common stockholder’s equity	$21,810	$20,368

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt-to-capital ratio to adjusted senior debt-to-capital ratio is as follows:

(In millions, except percentages)	June 30, 2024	December 31, 2023
Total debt	$5,733	$4,209
Less: Subordinated debt	575	—
Less: Adjustment to arrive at notional debt	158	209
Notional senior debt	$5,000	$4,000

Total debt	$5,733	$4,209
Total AHL stockholders’ equity	14,998	13,838
Total capitalization	20,731	18,047
Less: Accumulated other comprehensive loss	(5,809)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,787)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,370)	(2,233)
Less: Adjustment to arrive at notional debt	158	209
Total adjusted capitalization	$30,539	$27,522

Debt-to-capital ratio	27.7%	23.3%
Accumulated other comprehensive loss	(5.2)%	(4.7)%
Accumulated change in fair value of reinsurance assets	(1.6)%	(1.6)%
Accumulated change in fair value of mortgage loan assets	(2.2)%	(1.9)%
Adjustment to exclude subordinated debt	(1.8)%	—%
Adjustment to arrive at notional debt	(0.5)%	(0.6)%
Adjusted senior debt-to-capital ratio	16.4%	14.5%

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	June 30, 2024	December 31, 2023
Total debt	$5,733	$4,209
Add: 50% of preferred stock	1,577	1,577
Less: 50% of subordinated debt	288	—
Less: Adjustment to arrive at notional debt	158	209
Adjusted leverage	$6,864	$5,577

Total debt	$5,733	$4,209
Total AHL stockholders’ equity	14,998	13,838
Total capitalization	20,731	18,047
Less: Accumulated other comprehensive loss	(5,809)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,787)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,370)	(2,233)
Less: Adjustment to arrive at notional debt	158	209
Total adjusted capitalization	$30,539	$27,522

Leverage ratio	42.9%	40.8%
Accumulated other comprehensive loss	(8.0)%	(8.2)%
Accumulated change in fair value of reinsurance assets	(2.5)%	(2.8)%
Accumulated change in fair value of mortgage loan assets	(3.3)%	(3.3)%
Adjustment to exclude 50% of preferred stock	(5.2)%	(5.6)%
Adjustment to exclude 50% of subordinated debt	(1.0)%	—%
Adjustment to arrive at notional debt	(0.4)%	(0.6)%
Adjusted leverage ratio	22.5%	20.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$3,509	6.10%	$2,717	5.17%	$6,801	6.02%	$5,124	4.98%
Change in fair value of reinsurance assets	(37)	(0.06)%	37	0.07%	(47)	(0.04)%	107	0.10%
VIE earnings and noncontrolling interests	257	0.45%	279	0.53%	568	0.50%	479	0.48%
Alternative gains (losses)	1	—%	2	—%	6	0.01%	(7)	(0.01)%
Reinsurance impacts	(55)	(0.10)%	(69)	(0.13)%	(119)	(0.11)%	(133)	(0.13)%
ACRA noncontrolling interests	(921)	(1.60)%	(504)	(0.96)%	(1,789)	(1.58)%	(952)	(0.93)%
Held-for-trading amortization and other	49	0.08%	5	0.01%	104	0.09%	(8)	(0.01)%
Total adjustments to arrive at net investment earnings/earned rate	(706)	(1.23)%	(250)	(0.48)%	(1,277)	(1.13)%	(514)	(0.50)%
Total net investment earnings/earned rate	$2,803	4.87%	$2,467	4.69%	$5,524	4.89%	$4,610	4.48%

Average net invested assets	$230,156		$210,209		$225,913		$205,623

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$3,637	6.32%	$12,058	22.94%	$7,576	6.71%	$14,732	14.33%
Premiums	(673)	(1.17)%	(9,041)	(17.20)%	(774)	(0.69)%	(9,137)	(8.89)%
Product charges	(251)	(0.44)%	(207)	(0.39)%	(489)	(0.43)%	(405)	(0.39)%
Other revenues	(3)	(0.01)%	(7)	(0.01)%	(5)	—%	(20)	(0.02)%
FIA option costs	402	0.70%	385	0.73%	794	0.70%	750	0.73%
Reinsurance impacts	(31)	(0.05)%	(38)	(0.07)%	(73)	(0.06)%	(75)	(0.07)%
Non-operating change in insurance liabilities and embedded derivatives	(374)	(0.65)%	(1,113)	(2.12)%	(1,713)	(1.52)%	(1,986)	(1.93)%
Policy and other operating expenses, excluding policy acquisition expenses	(393)	(0.68)%	(323)	(0.61)%	(734)	(0.65)%	(633)	(0.62)%
AmerUs Closed Block fair value liability	13	0.02%	17	0.03%	28	0.02%	(25)	(0.02)%
ACRA noncontrolling interests	(577)	(1.00)%	(379)	(0.72)%	(1,269)	(1.12)%	(666)	(0.65)%
Other	130	0.23%	85	0.15%	262	0.23%	137	0.13%
Total adjustments to arrive at cost of funds	(1,757)	(3.05)%	(10,621)	(20.21)%	(3,973)	(3.52)%	(12,060)	(11.73)%
Total cost of funds	$1,880	3.27%	$1,437	2.73%	$3,603	3.19%	$2,672	2.60%

Average net invested assets	$230,156		$210,209		$225,913		$205,623

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
US GAAP policy and other operating expenses	$507	$452	$966	$887
Interest expense	(129)	(132)	(231)	(247)
Policy acquisition expenses, net of deferrals	(114)	(129)	(232)	(254)
Integration, restructuring and other non-operating expenses	(31)	(28)	(61)	(57)
Stock compensation expenses	(11)	(13)	(24)	(29)
ACRA noncontrolling interests	(95)	(31)	(165)	(48)
Other	(11)	(1)	(21)	(8)
Total adjustments to arrive at other operating expenses	(391)	(334)	(734)	(643)
Other operating expenses	$116	$118	$232	$244

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	June 30, 2024	December 31, 2023
Total investments, including related parties	$265,044	$238,941
Derivative assets	(7,488)	(5,298)
Cash and cash equivalents (including restricted cash)	14,097	14,781
Accrued investment income	2,507	1,933
Net receivable (payable) for collateral on derivatives	(4,258)	(2,835)
Reinsurance impacts	(2,132)	(572)
VIE assets, liabilities and noncontrolling interests	15,339	14,818
Unrealized (gains) losses	18,869	16,445
Ceded policy loans	(170)	(174)
Net investment receivables (payables)	(252)	11
Allowance for credit losses	682	608
Other investments	(23)	(41)
Total adjustments to arrive at gross invested assets	37,171	39,676
Gross invested assets	302,215	278,617
ACRA noncontrolling interests	(69,258)	(61,190)
Net invested assets	$232,957	$217,427

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	June 30, 2024	December 31, 2023
Investment funds, including related parties and consolidated VIEs	$19,452	$17,668
Equity securities	436	430
Certain equity securities included in AFS or trading securities	207	201
Investment funds within funds withheld at interest	869	827
Royalties	10	14
Net assets of the VIE, excluding investment funds	(5,874)	(4,508)
Unrealized (gains) losses	60	26
ACRA noncontrolling interests	(3,319)	(2,829)
Other assets	(167)	(170)
Total adjustments to arrive at net alternative investments	(7,778)	(6,009)
Net alternative investments	$11,674	$11,659

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	June 30, 2024	December 31, 2023
Total liabilities	$308,295	$279,344
Debt	(5,733)	(4,209)
Derivative liabilities	(3,212)	(1,995)
Payables for collateral on derivatives and short-term securities to repurchase	(7,210)	(4,370)
Other liabilities	(4,839)	(2,590)
Liabilities of consolidated VIEs	(1,526)	(1,115)
Reinsurance impacts	(9,876)	(8,574)
Policy loans ceded	(170)	(174)
Market risk benefit asset	(371)	(377)
ACRA noncontrolling interests	(63,810)	(56,651)
Total adjustments to arrive at net reserve liabilities	(96,747)	(80,055)
Net reserve liabilities	$211,548	$199,289
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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but excludes pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of June 30, 2024 was $113.7 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of June 30, 2024 was $13.7 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our credit facility and liquidity facility. The credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the credit facility. The credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of June 30, 2024. We entered into a new liquidity facility on June 28, 2024, which replaced our previous agreement dated as of June 30, 2023. The liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The liquidity facility has a commitment termination date of June 27, 2025, subject to additional 364-day extensions, and was undrawn as of June 30, 2024. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance Subsidiaries’ Liquidity

Operations

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums and deposits), investment income, principal repayments on our investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements and outstanding debt, payments to satisfy pension group annuity obligations, policy acquisition and general operating costs and payment of cash dividends.

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of June 30, 2024 and December 31, 2023, approximately 81% and 79%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2024 and December 31, 2023, approximately 66% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of June 30, 2024, approximately 29% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 56% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2024 and December 31, 2023, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $11.9 billion and $6.5 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2024, our total maximum borrowing capacity under the FHLB facilities was limited to $50.8 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2024, we had the ability to draw up to an estimated $13.6 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of each of June 30, 2024 and December 31, 2023, the payables for repurchase agreements were $3.9 billion while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.0 billion and $4.1 billion, respectively. As of June 30, 2024, payables for repurchase agreements, based on original issuance, were comprised of $1.2 billion short-term and $2.7 billion long-term repurchase agreements. As of December 31, 2023, payables for repurchase agreements, based on original issuance, were comprised of $686 million short-term and $3.2 billion long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of June 30, 2024, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of June 30, 2024, we had no outstanding payables under this facility.

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2024	2023
Net income	$2,341	$1,718
Non-cash revenues and expenses	(1,631)	2,688
Net cash provided by operating activities	710	4,406
Sales, maturities and repayments of investments	24,752	13,716
Purchases of investments	(55,010)	(32,259)
Other investing activities	(744)	311
Net cash used in investing activities	(31,002)	(18,232)
Inflows on investment-type policies and contracts	37,102	21,942
Withdrawals on investment-type policies and contracts	(11,636)	(6,804)
Other financing activities	4,603	2,840
Net cash provided by financing activities	30,069	17,978
Effect of exchange rate changes on cash and cash equivalents	(2)	5
Net (decrease) increase in cash and cash equivalents[1]	$(225)	$4,157

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $710 million and $4.4 billion for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2024 compared to 2023 was primarily driven by lower cash received from pension group annuity transactions, net of cash outflows, and an increase in cash paid for policy acquisition and other operating expenses, partially offset by an increase in net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $31.0 billion and $18.2 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in cash used in investing activities for the six months ended June 30, 2024 compared to 2023 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from strong organic growth compared to 2023, an increase in the cash collateral posted for derivative transactions with counterparties and a decrease in net investment payables, partially offset by an increase in sales, maturities and repayments of investments.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $30.1 billion and $18.0 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2024 compared to 2023 was primarily attributed to higher cash received from funding agreement and retail inflows, net of cash outflows, the issuance of $1.6 billion of debt in 2024, an increase in net capital contributions from noncontrolling interests, a favorable change in cash collateral posted by counterparties for derivative transactions and the payment of less common stock dividends as 2023 included the payment of the fourth quarter 2022 common stock dividend. These increases were partially offset by cash paid to settle some of the outstanding short-term and long-term repurchase agreements in 2024 compared to cash received from the issuance of short-term repurchase agreements in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of June 30, 2024:

	Payments Due by Period
(In millions)	2024	2025-2026	2027-2028	2029 and thereafter	Total
Interest sensitive contract liabilities	$7,922	$43,135	$67,356	$109,976	$228,389
Future policy benefits	1,362	5,374	5,272	38,791	50,799
Market risk benefits	—	—	—	5,544	5,544
Other policy claims and benefits	101	—	—	—	101
Dividends payable to policyholders	4	15	13	61	93
Debt[1]	151	585	1,565	8,891	11,192
Securities to repurchase[2]	1,282	1,631	1,302	—	4,215
Total	$10,822	$50,740	$75,508	$163,263	$300,333

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2024 interest rate.

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

Holding Company Liquidity

Common Stock Dividends

We intend to pay regular common stock dividends to our parent company of $750 million per year, generally paid at the end of each quarter; provided that the declaration and payment of any dividends are at the sole discretion of our board of directors, which may change the dividend policy at any time, including, without limitation, eliminating the dividend entirely.

We declared common stock cash dividends of $187 million on May 21, 2024, payable to the holder of AHL’s common stock with a record date of June 13, 2024 and a payment date of June 17, 2024. We have paid $374 million in common stock cash dividends for the six months ended June 30, 2024.

We declared and paid common stock cash dividends of $188 million and $562 million for the three months ended June 30, 2023 and the six months ended June 30, 2023, respectively, including payment of the fourth quarter dividend from 2022 in the first quarter of 2023.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion credit facility, drawing on our undrawn $2.6 billion liquidity facility or by pursuing future issuances of debt or preferred stock to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our credit facility contains various standard covenants with which we must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates, ratios and terms are as defined in the credit facility. Our liquidity facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum consolidated net worth of no less than $10.2 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the liquidity facility.

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

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of June 30, 2024.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of June 30, 2024 and December 31, 2023, the revolving note payable had an outstanding balance of $1.1 billion and $486 million, respectively.

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of June 30, 2024, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $2.7 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2023, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of June 30, 2024, when compared to December 31, 2023, was driven by the decrease in our net floating rate position related to hedging actions as well as additional issuances of floating rate funding agreements in 2024.

We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income before income taxes” in our reconciliation between net income available to AHL common stockholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of June 30, 2024, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in March 2024, a number of putative class actions were filed in federal courts in the United States against certain of our customers, in their respective capacities as plan sponsors, alleging violations of the Employee Retirement Income Security Act of 1974 (ERISA) in connection with their transfer of pension obligations under defined benefit plans governed under ERISA and their purchase of pension group annuity (PGA) contracts from us. The lawsuits seek, inter alia, that defendants guarantee the annuities purchased from us and disgorge any profits earned from the transactions. Although we are not a named defendant, the lawsuits make several negative allegations about us and our business, which we believe to be untrue. Negative public perceptions of us and our business could adversely affect (and may have already adversely affected) our ability to attract and retain customers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, these lawsuits could lead to increased regulatory and governmental scrutiny of our business and the industry overall, and/or result in us becoming involved in these lawsuits or even being named as a defendant in future lawsuits related to our PGA business, which could result in additional expenses, adverse regulations and oversight, and/or additional reputational harm. These lawsuits could also spur similar copycat lawsuits, which could further impact our PGA business. To the extent that the inflows in our PGA business are negatively impacted by these lawsuits and any related regulatory and governmental scrutiny, we may seek to increase our inflows in our other distribution channels, including by issuing additional funding agreements within our institutional channel. However, there are no assurances that we would be successful in replacing any PGA inflows with inflows from other distribution channels or that such other inflows would result in comparable spreads.

Our industry is highly regulated and we are subject to significant legal restrictions and obligations, and these restrictions and obligations may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.

We are subject to a complex and extensive array of laws and regulations that are administered and enforced by many regulators, including the BMA, US state insurance regulators, US state securities administrators, US state banking authorities, the SEC, Financial Industry Regulatory Authority, the Department of Labor, the Internal Revenue Service and the Office of the Comptroller of the Currency. See Item 1. Business—Regulation of our 2023 Annual Report for a summary of certain of the laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, revocation of our certificate of incorporation or interruption of our operations, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

In addition to these restrictions, guaranty associations may subject member insurers, including us, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Although we have historically not paid material amounts in connection with these assessments, we cannot accurately predict the magnitude of such amounts in the future, or accurately predict which past or future insolvencies of other insurers could lead to such assessments. If material, such future assessments may have an adverse effect on our financial condition, results of operations, liquidity or cash flows, and any liability we have previously established for these potential assessments may not be adequate. See also Note 12 – Commitments and Contingencies to the condensed consolidated financial statements.

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various US state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities and standard setters in the US and worldwide (including the International Association of Insurance Supervisors (IAIS)) have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the IAIS’s development of the global insurance capital standard to be applicable to internationally active insurance groups (IAIGs) and the Global Monitoring Exercise, as well as the US NAIC’s adoption of the group capital calculation (GCC) and liquidity stress test (LST). The Iowa Insurance Division (IID) has adopted the GCC and LST amendments, which are applicable to us. On February 6, 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified AHL as the Head of the IAIG. As a result of these identifications, we expect AHL to be subject to the relevant capital standard that the US will apply to IAIGs once adopted. At this time, we do not expect a significant impact on AHL’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on AHL’s capital position or capital structure and any other burdens being named an IAIG may impose on AHL or its insurance affiliates. See Item 1. Business—Regulation—Regulation of an Insurance Group of our 2023 Annual Report for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Credit Agreement, dated as of June 28, 2024, among Athene Holding Ltd. and Athene Life Re Ltd., as borrowers, Wells Fargo Bank, National Association, as administrative agent and the lenders from time to time party thereto.

10.2	Guaranty, dated June 28, 2024, among Athene Life Re Ltd., as guarantor, and Wells Fargo Bank, National Association, as administrative agent.
10.3	Form of Apollo ADIP Advisors II, L.P. Carry Award Letter.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 7, 2024	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)