Form 10-Q
period 2024-09-30
Athene Holding Ltd.
filed 2024-11-06
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2024, 203,805,432 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

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
•the dependence of Apollo Global Management, Inc. and its subsidiaries (other than us or our subsidiaries, Apollo) on key executives and Apollo’s inability to attract qualified personnel;
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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 1 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding Ltd.
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ACRA 2 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd.
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program
ADIP II	Apollo/Athene Dedicated Investment Program II
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
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

Athora	Athora Holding Ltd.
AUSA	Athene USA Corporation
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries as reported in the Bermuda statutory financial statements and applying US statutory accounting principles for policyholder reserve liabilities which are subjected to US cash flow testing requirements, excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves. There are certain Bermuda statutory accounting differences, primarily (1) marking to market of inception date investment gains or losses relating to reinsurance transactions and (2) admission of certain deferred tax assets, that may from time to time result in material differences from the calculation of statutory capital under US statutory accounting principles.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within our US RBC Ratio and (2) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities as well as surplus assets. Gross invested assets include (a) total investments on the consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and block reinsurance outflows.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The adjustments to net investment income to arrive at our net investment earnings add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges, (e) amortization of premium/discount on held-for-trading securities and (f) the change in fair value of reinsurance assets, and remove the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AADE, our parent US insurance company, which merged with and into AAIA on October 11, 2024
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2024	December 31, 2023
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2024 – $174,252 and 2023 – $147,561; allowance for credit losses: 2024 – $677 and 2023 – $590)	$164,685	$134,338
Trading securities, at fair value	1,684	1,706
Equity securities (portion at fair value: 2024 – $1,292 and 2023 – $935)	1,292	1,293
Mortgage loans, at fair value	58,587	44,115
Investment funds	107	109
Policy loans	320	334
Funds withheld at interest (portion at fair value: 2024 – $(2,581) and 2023 – $(3,379))	21,231	24,359
Derivative assets	7,529	5,298
Short-term investments (portion at fair value: 2024 – $409 and 2023 – $341)	614	341
Other investments (portion at fair value: 2024 – $1,507 and 2023 – $943)	1,727	1,206
Total investments	257,776	213,099
Cash and cash equivalents	13,587	13,020
Restricted cash	964	1,761
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2024 – $18,130 and 2023 – $14,455; allowance for credit losses: 2024 – $1 and 2023 – $1)	17,897	14,009
Trading securities, at fair value	619	838
Equity securities, at fair value	257	318
Mortgage loans, at fair value	1,345	1,281
Investment funds (portion at fair value: 2024 – $1,106 and 2023 – $1,082)	1,604	1,632
Funds withheld at interest (portion at fair value: 2024 – $(530) and 2023 – $(721))	5,444	6,474
Short-term investments	812	947
Other investments, at fair value	348	343
Accrued investment income (related party: 2024 – $171 and 2023 – $166)	2,695	1,933
Reinsurance recoverable (related party: 2024 – $3,372 and 2023 – $0; portion at fair value: 2024 – $1,710 and 2023 – $1,367)	7,454	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,971	5,979
Goodwill	4,071	4,065
Other assets (related party: 2024 – $207 and 2023 – $189)	10,726	10,179
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2024 – $687 and 2023 – $644)	2,379	2,136
Mortgage loans, at fair value (related party: 2024 – $412 and 2023 – $358)	2,226	2,173
Investment funds, at fair value (related party: 2024 – $16,357 and 2023 – $15,425)	17,135	15,927
Other investments, at fair value (related party: 2024 – $101 and 2023 – $80)	159	103
Cash and cash equivalents (restricted cash: 2024 – $10 and 2023 – $0)	305	98
Other assets	192	110
Total assets	$354,966	$300,579
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2024	December 31, 2023
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2024 – $7,085 and 2023 – $8,599; portion at fair value: 2024 – $12,816 and 2023 – $9,893)	$245,436	$204,670
Future policy benefits (related party: 2024 – $23 and 2023 – $9; portion at fair value: 2024 – $1,711 and 2023 – $1,700)	52,962	53,287
Market risk benefits (related party: 2024 – $257 and 2023 – $227)	4,402	3,751
Debt	5,725	4,209
Derivative liabilities	2,758	1,995
Payables for collateral on derivatives and securities to repurchase	7,952	7,536
Other liabilities (related party: 2024 – $3,938 and 2023 – $774)	7,257	2,781
Liabilities of consolidated variable interest entities (related party: 2024 – $461 and 2023 – $513)	1,363	1,115
Total liabilities	327,855	279,344
Commitments and Contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,567	19,499
Retained earnings (accumulated deficit)	1,345	(92)
Accumulated other comprehensive loss (related party: 2024 – $(211) and 2023 – $(357))	(3,467)	(5,569)
Total Athene Holding Ltd. stockholders’ equity	17,445	13,838
Noncontrolling interests	9,666	7,397
Total equity	27,111	21,235
Total liabilities and equity	$354,966	$300,579
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Revenues
Premiums (related party of $4 and $3 for the three months ended and $16 and $11 for the nine months ended September 30, 2024 and 2023, respectively)	$389	$26	$1,163	$9,163
Product charges (related party of $7 and $10 for the three months ended and $23 and $30 for the nine months ended September 30, 2024 and 2023, respectively)	267	217	756	622
Net investment income (related party investment income of $482 and $405 for the three months ended and $1,295 and $1,195 for the nine months ended September 30, 2024 and 2023, respectively; and related party investment expense of $327 and $249 for the three months ended and $920 and $703 for the nine months ended September 30, 2024 and 2023, respectively)	3,777	2,928	10,578	8,052
Investment related gains (losses) (related party of $144 and $(187) for the three months ended and $78 and $(168) for the nine months ended September 30, 2024 and 2023, respectively)	1,539	(2,624)	3,082	(1,193)
Other revenues (related party of $5 and $563 for the three months ended and $5 and $563 for the nine months ended September 30, 2024 and 2023, respectively)	4	564	9	584
Revenues of consolidated variable interest entities
Net investment income (related party of $(5) and $18 for the three months ended and $13 and $45 for the nine months ended September 30, 2024 and 2023, respectively)	77	75	210	210
Investment related gains (losses) (related party of $421 and $305 for the three months ended and $1,118 and $840 for the nine months ended September 30, 2024 and 2023, respectively)	469	250	1,109	744
Total revenues	6,522	1,436	16,907	18,182
Benefits and expenses
Interest sensitive contract benefits (related party of $(52) and $14 for the three months ended and $(44) and $118 for the nine months ended September 30, 2024 and 2023, respectively)	2,599	333	7,307	3,634
Future policy and other policy benefits (related party of $5 and $4 for the three months ended and $19 and $39 for the nine months ended September 30, 2024 and 2023, respectively; and remeasurement (gains) losses of $(111) and $(30) for the three months ended and $(104) and $(36) for the nine months ended September 30, 2024 and 2023, respectively)	793	368	2,431	10,346
Market risk benefits remeasurement (gains) losses (related party of $12 and $(47) for the three months ended and $(3) and $(17) for the nine months ended September 30, 2024 and 2023, respectively)	524	(441)	354	(166)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	244	211	678	502
Policy and other operating expenses (related party of $15 and $34 for the three months ended and $16 and $95 for the nine months ended September 30, 2024 and 2023, respectively)	687	472	1,653	1,359
Total benefits and expenses	4,847	943	12,423	15,675
Income before income taxes	1,675	493	4,484	2,507
Income tax expense	191	162	659	458
Net income	1,484	331	3,825	2,049
Less: Net income (loss) attributable to noncontrolling interests	859	(155)	1,379	354
Net income attributable to Athene Holding Ltd. stockholders	625	486	2,446	1,695
Less: Preferred stock dividends	45	44	136	136
Net income available to Athene Holding Ltd. common stockholder	$580	$442	$2,310	$1,559

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$1,484	$331	$3,825	$2,049
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	5,476	(3,155)	3,760	(1,767)
Unrealized gains (losses) on hedging instruments	221	(213)	229	(280)
Remeasurement gains (losses) on future policy benefits related to discount rate	(2,263)	1,317	(832)	1,328
Remeasurement gains (losses) on market risk benefits related to credit risk	(93)	(254)	(87)	(220)
Foreign currency translation and other adjustments	36	(21)	15	6
Other comprehensive income (loss), before tax	3,377	(2,326)	3,085	(933)
Income tax expense (benefit) related to other comprehensive income (loss)	680	(476)	632	(175)
Other comprehensive income (loss)	2,697	(1,850)	2,453	(758)
Comprehensive income (loss)	4,181	(1,519)	6,278	1,291
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,214	(299)	1,730	357
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$2,967	$(1,220)	$4,548	$934

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at June 30, 2024	$—	$—	$19,543	$1,264	$(5,809)	$14,998	$9,334	$24,332
Net income	—	—	—	625	—	625	859	1,484
Other comprehensive income	—	—	—	—	2,342	2,342	355	2,697
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(499)	—	(499)	—	(499)
Contribution from parent	—	—	13	—	—	13	—	13
Contributions from noncontrolling interests	—	—	—	—	—	—	126	126
Distributions to noncontrolling interests	—	—	—	—	—	—	(95)	(95)
Distributions to noncontrolling interests of consolidated variable interest entities, net of contributions and other	—	—	—	—	—	—	(919)	(919)
Subsidiary issuance of equity interests and other	—	—	—	—	—	—	6	6
Balance at September 30, 2024	$—	$—	$19,567	$1,345	$(3,467)	$17,445	$9,666	$27,111

	Three months ended
Balance at June 30, 2023	$—	$—	$18,162	$(3,085)	$(6,376)	$8,701	$4,533	$13,234
Net income (loss)	—	—	—	486	—	486	(155)	331
Other comprehensive loss	—	—	—	—	(1,706)	(1,706)	(144)	(1,850)
Stock-based compensation allocation from parent	—	—	13	—	—	13	—	13
Preferred stock dividends	—	—	—	(44)	—	(44)	—	(44)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from parent	—	—	1,262	—	—	1,262	—	1,262
Contributions from noncontrolling interests	—	—	—	—	—	—	325	325
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	602	602
Subsidiary issuance of equity interests and other		—	10	—	3	13	585	598
Balance at September 30, 2023	$—	$—	$19,447	$(2,831)	$(8,079)	$8,537	$5,492	$14,029

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Nine months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2023	$—	$—	$19,499	$(92)	$(5,569)	$13,838	$7,397	$21,235
Net income	—	—	—	2,446	—	2,446	1,379	3,825
Other comprehensive income	—	—	—	—	2,102	2,102	351	2,453
Stock-based compensation allocation from parent	—	—	32	—	—	32	—	32
Preferred stock dividends	—	—	—	(136)	—	(136)	—	(136)
Common stock dividends	—	—	—	(873)	—	(873)	—	(873)
Contributions from parent	—	—	36	—	—	36	—	36
Contributions from noncontrolling interests	—	—	—	—	—	—	831	831
Distributions to noncontrolling interests	—	—	—	—	—	—	(603)	(603)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	305	305
Subsidiary issuance of equity interests and other	—	—	—	—	—	—	6	6
Balance at September 30, 2024	$—	$—	$19,567	$1,345	$(3,467)	$17,445	$9,666	$27,111

	Nine months ended
Balance at December 31, 2022	$—	$—	$18,119	$(3,640)	$(7,321)	$7,158	$3,391	$10,549
Net income	—	—	—	1,695	—	1,695	354	2,049
Other comprehensive income (loss)	—	—	—	—	(761)	(761)	3	(758)
Stock-based compensation allocation from parent	—	—	36	—	—	36	—	36
Preferred stock dividends	—	—	—	(136)	—	(136)	—	(136)
Common stock dividends	—	—	—	(750)	—	(750)	—	(750)
Contributions from parent	—	—	1,282	—	—	1,282	—	1,282
Contributions from noncontrolling interests	—	—	—	—	—	—	325	325
Distributions to noncontrolling interests	—	—	—	—	—	—	(381)	(381)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	1,215	1,215
Subsidiary issuance of equity interests and other	—	—	10	—	3	13	585	598
Balance at September 30, 2023	$—	$—	$19,447	$(2,831)	$(8,079)	$8,537	$5,492	$14,029

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2024	2023
Cash flows from operating activities
Net income	$3,825	$2,049
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	678	502
Net amortization (accretion) of net investment premiums, discounts and other	(47)	70
Gain on recapture of reinsurance agreements, net of cash received	—	(489)
Net investment income (related party: 2024 – $(22) and 2023 – $(51))	(100)	(76)
Net recognized (gains) losses on investments and derivatives (related party: 2024 – $(1,194) and 2023 – $(767))	(3,558)	325
Policy acquisition costs deferred	(1,191)	(1,040)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2024 – $(5) and 2023 – $(59))	(762)	(436)
Interest sensitive contract liabilities (related party: 2024 – $68 and 2023 – $88)	4,948	1,485
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2024 – $(125) and 2023 – $(338))	(1,135)	2,917
Funds withheld assets (related party: 2024 – $(290) and 2023 – $(114))	(1,933)	(1,990)
Other assets and liabilities	765	387
Net cash provided by operating activities	1,490	3,704
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2024 – $4,778 and 2023 – $1,153)	33,603	9,145
Trading securities (related party: 2024 – $266 and 2023 – $21)	482	234
Equity securities (related party: 2024 – $62 and 2023 – $0)	394	110
Mortgage loans (related party: 2024 – $63 and 2023 – $24)	5,691	3,093
Investment funds (related party: 2024 – $93 and 2023 – $285)	109	339
Derivative instruments and other investments	2,533	4,221
Short-term investments (related party: 2024 – $1,281 and 2023 – $967)	2,240	3,195
Purchases of:
Available-for-sale securities (related party: 2024 – $(8,156) and 2023 – $(4,102))	(63,102)	(24,568)
Trading securities (related party: 2024 – $(80) and 2023 – $(827))	(417)	(1,053)
Equity securities	(625)	(70)
Mortgage loans (related party: 2024 – $(27) and 2023 – $0)	(19,319)	(14,398)
Investment funds (related party: 2024 – $(1,452) and 2023 – $(1,884))	(1,745)	(2,009)
Derivative instruments and other investments (related party: 2024 – $(16) and 2023 – $(46))	(2,845)	(5,242)
Short-term investments (related party: 2024 – $(1,144) and 2023 – $(1,858))	(2,360)	(2,392)
Consolidation of new variable interest entities	—	3
Deconsolidation of previously consolidated entities	(1)	(51)
Other investing activities, net	(46)	443
Net cash used in investing activities	(45,408)	(29,000)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2024	2023
Cash flows from financing activities
Deposits on investment-type policies and contracts	$57,013	$35,168
Withdrawals on investment-type policies and contracts (related party: 2024 – $(314) and 2023 – $(304))	(16,054)	(10,229)
Proceeds from debt	1,569	—
Capital contributions from parent	—	1,250
Capital contributions from noncontrolling interests	831	325
Capital contributions from noncontrolling interests of consolidated variable interest entities	1,555	1,385
Capital distributions to noncontrolling interests	(603)	(381)
Subsidiary issuance of equity interests to noncontrolling interests	—	632
Net change in cash collateral posted for derivative transactions and securities to repurchase	416	945
Preferred stock dividends	(181)	(136)
Common stock dividends	(374)	(750)
Other financing activities, net	(280)	(318)
Net cash provided by financing activities	43,892	27,891
Effect of exchange rate changes on cash and cash equivalents	3	2
Net (decrease) increase in cash and cash equivalents	(23)	2,597
Cash and cash equivalents at beginning of year[1]	14,879	8,769
Cash and cash equivalents at end of period[1]	$14,856	$11,366

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2024 – $(3,201) and 2023 – $16)	$(3,152)	$78
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2024 – $1,267 and 2023 – $1,239)	6,092	10,212
Investments received from settlements on reinsurance agreements (received from related parties: 2024 – $48 and 2023 – $65)	48	164
Investments received from pension group annuity premiums	521	4,776
Reduction in investments relating to recapture of reinsurance agreements	—	482
Investments distributed as common stock dividends	499	—
Distribution of investments to noncontrolling interests of consolidated variable interest entities	1,107	—

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

Recently Issued Accounting Pronouncements

Compensation – Stock Compensation (Accounting Standards Update (ASU) 2024-01)

The amendments in this update clarify how an entity determines whether it is required to account for profits interest awards (and similar awards) in accordance with Accounting Standards Codification (ASC) 718 Compensation – Stock Compensation or other guidance. The ASU provides specific examples on when profits interest awards should be accounted for as a share-based payment arrangement under ASC 718 or in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 Compensation – General or other ASC topics. The guidance is effective for us on January 1, 2025, and early adoption is permitted but must be implemented as of the beginning of the fiscal year. We are currently evaluating the impact of the new pronouncement on our consolidated financial statements.

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

Segment Reporting – Improvements to Reporting Segment Disclosures (ASU 2023-07)

The amendments in this update require disclosures of incremental segment information on an annual and interim basis for all public entities to provide analyses useful to investors for decision making. The update requires public entities, including those with a single reportable segment, to report significant segment expenses that are regularly provided to and used by the chief operating decision maker in managing the business. The guidance is effective for us for the 2024 annual period and in interim periods in 2025 on a retrospective basis. We are evaluating the impact of this guidance and plan to include updated financial statement disclosures in our consolidated financial statements for the year ended December 31, 2024.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	September 30, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$7,501	$—	$84	$(824)	$6,761
US state, municipal and political subdivisions	1,175	—	2	(200)	977
Foreign governments	2,088	—	44	(374)	1,758
Corporate	95,432	(168)	1,309	(8,963)	87,610
CLO	27,362	(1)	437	(188)	27,610
ABS	22,488	(74)	500	(444)	22,470
CMBS	9,704	(57)	112	(395)	9,364
RMBS	8,502	(377)	338	(328)	8,135
Total AFS securities	174,252	(677)	2,826	(11,716)	164,685
AFS securities – related parties
Corporate	1,642	—	7	(35)	1,614
CLO	5,763	—	41	(24)	5,780
ABS	10,725	(1)	40	(261)	10,503
Total AFS securities – related parties	18,130	(1)	88	(320)	17,897
Total AFS securities, including related parties	$192,382	$(678)	$2,914	$(12,036)	$182,582

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	September 30, 2024
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,407	$2,394
Due after one year through five years	19,358	19,138
Due after five years through ten years	27,393	26,016
Due after ten years	57,038	49,558
CLO, ABS, CMBS and RMBS	68,056	67,579
Total AFS securities	174,252	164,685
AFS securities – related parties
Due after one year through five years	1,028	1,024
Due after five years through ten years	43	45
Due after ten years	571	545
CLO and ABS	16,488	16,283
Total AFS securities – related parties	18,130	17,897
Total AFS securities, including related parties	$192,382	$182,582

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$1,031	$(6)	$3,795	$(818)	$4,826	$(824)
US state, municipal and political subdivisions	22	(1)	893	(198)	915	(199)
Foreign governments	886	(134)	737	(239)	1,623	(373)
Corporate	7,810	(314)	45,086	(8,624)	52,896	(8,938)
CLO	3,742	(7)	3,146	(131)	6,888	(138)
ABS	435	(93)	4,319	(258)	4,754	(351)
CMBS	918	(5)	2,074	(341)	2,992	(346)
RMBS	270	(4)	1,201	(102)	1,471	(106)
Total AFS securities	15,114	(564)	61,251	(10,711)	76,365	(11,275)
AFS securities – related parties
Corporate	211	(12)	368	(23)	579	(35)
CLO	680	(1)	690	(20)	1,370	(21)
ABS	2,403	(34)	3,398	(213)	5,801	(247)
Total AFS securities – related parties	3,294	(47)	4,456	(256)	7,750	(303)
Total AFS securities, including related parties	$18,408	$(611)	$65,707	$(10,967)	$84,115	$(11,578)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
US state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities, including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	September 30, 2024
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	7,058	6,167
AFS securities – related parties	139	62

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities including purchased credit deteriorated (PCD) securities by asset type:

	Three months ended September 30, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$168	$—	$—	$—	$—	$168
CLO	—	1	—	—	—	1
ABS	67	13	—	(14)	8	74
CMBS	57	1	—	—	(1)	57
RMBS	378	5	—	(4)	(2)	377
Total AFS securities	670	20	—	(18)	5	677
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$671	$20	$—	$(18)	$5	$678

	Three months ended September 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	73	67	—	(2)	2	140
CLO	3	—	—	—	—	3
ABS	35	1	—	(4)	(2)	30
CMBS	6	1	—	—	—	7
RMBS	377	4	1	(5)	(6)	371
Total AFS securities	521	73	1	(11)	(6)	578
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$522	$73	$1	$(11)	$(6)	$579

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$—	$(8)	$(1)	$168
CLO	2	1	—	—	(2)	1
ABS	49	25	—	(15)	15	74
CMBS	29	27	—	—	1	57
RMBS	381	10	—	(14)	—	377
Total AFS securities	590	111	—	(37)	13	677
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$591	$111	$—	$(37)	$13	$678

	Nine months ended September 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	88	—	(8)	(1)	140
CLO	7	1	—	—	(5)	3
ABS	29	2	—	(4)	3	30
CMBS	5	4	—	—	(2)	7
RMBS	329	15	40	(13)	—	371
Total AFS securities	458	110	40	(25)	(5)	578
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities, including related parties	$459	$111	$40	$(25)	$(6)	$579

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
AFS securities	$2,520	$1,822	$6,997	$4,940
Trading securities	40	49	125	135
Equity securities	19	14	65	54
Mortgage loans	1,007	642	2,711	1,632
Investment funds	42	(13)	36	59
Funds withheld at interest	279	486	1,001	1,368
Other	218	214	621	623
Investment revenue	4,125	3,214	11,556	8,811
Investment expenses	(348)	(286)	(978)	(759)
Net investment income	$3,777	$2,928	$10,578	$8,052

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
AFS securities[1]
Gross realized gains on investment activity	$744	$55	$936	$379
Gross realized losses on investment activity	(237)	(431)	(802)	(647)
Net realized investment gains (losses) on AFS securities	507	(376)	134	(268)
Net recognized investment gains (losses) on trading securities	119	(137)	21	(105)
Net recognized investment gains (losses) on equity securities	38	(3)	65	(34)
Net recognized investment gains (losses) on mortgage loans	1,139	(911)	874	(838)
Derivative gains (losses)	1,608	(1,480)	2,486	(66)
Provision for credit losses	(14)	(60)	(114)	(237)
Other gains (losses)	(1,858)	343	(384)	355
Investment related gains (losses)	$1,539	$(2,624)	$3,082	$(1,193)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $8,539 million and $724 million for the three months ended September 30, 2024 and 2023, respectively, and $19,305 million and $3,918 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties, we held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Trading securities	$83	$(75)	$42	$(35)
Trading securities – related parties	(1)	3	(2)	3
Equity securities	28	6	56	9
Equity securities – related parties	10	(9)	2	(16)

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	September 30, 2024	December 31, 2023
Less than 30 days	$—	$686
91 days to 1 year	1,097	—
Greater than 1 year	1,569	3,167
Payables for repurchase agreements	$2,666	$3,853

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2024		December 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
Foreign governments	$155	$113	$137	$99
Corporate	1,770	1,549	2,735	2,307
CLO	587	589	580	579
ABS	597	559	1,207	1,086
Total securities pledged under repurchase agreements	$3,109	$2,810	$4,659	$4,071

Reverse Repurchase Agreements—As of September 30, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $1,017 million and $947 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and commercial mortgage loans, was $2,347 million and $1,504 million, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	September 30, 2024	December 31, 2023
Commercial mortgage loans	$32,066	$27,630
Commercial mortgage loans under development	1,722	1,228
Total commercial mortgage loans	33,788	28,858
Mark to fair value	(1,926)	(2,246)
Commercial mortgage loans	31,862	26,612
Residential mortgage loans	30,616	21,894
Mark to fair value	(320)	(937)
Residential mortgage loans	30,296	20,957
Mortgage loans	$62,158	$47,569

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$11,556	36.3%	$9,591	36.0%
Office building	4,140	13.0%	4,455	16.7%
Industrial	6,144	19.3%	4,143	15.6%
Hotels	2,941	9.2%	2,913	11.0%
Retail	2,447	7.7%	2,158	8.1%
Other commercial	4,634	14.5%	3,352	12.6%
Total commercial mortgage loans	$31,862	100.0%	$26,612	100.0%

US region
East North Central	$1,494	4.7%	$1,517	5.7%
East South Central	443	1.3%	523	2.0%
Middle Atlantic	8,497	26.7%	7,147	26.9%
Mountain	1,335	4.2%	1,196	4.5%
New England	1,126	3.5%	1,295	4.9%
Pacific	5,788	18.2%	4,860	18.3%
South Atlantic	5,504	17.3%	4,583	17.2%
West North Central	228	0.7%	249	0.9%
West South Central	1,965	6.2%	1,228	4.6%
Total US region	26,380	82.8%	22,598	85.0%
International region
United Kingdom	2,638	8.3%	2,343	8.7%
Other international[1]	2,844	8.9%	1,671	6.3%
Total international region	5,482	17.2%	4,014	15.0%
Total commercial mortgage loans	$31,862	100.0%	$26,612	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2024	December 31, 2023
US States
California	26.2%	27.6%
Florida	12.6%	12.0%
Texas	7.0%	6.1%
New York	5.1%	5.9%
Other[1]	40.2%	39.4%
Total US residential mortgage loan percentage	91.1%	91.0%
International
United Kingdom	5.1%	4.0%
Other[1]	3.8%	5.0%
Total international residential mortgage loan percentage	8.9%	9.0%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

Investment Funds—Our investment fund portfolio strategy primarily focuses on core holdings of strategic origination and retirement services platforms, equity and credit funds, and other funds. Strategic origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi credit and opportunistic credit funds focused on generating returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, impact investing platform, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, which are discussed further in Note 4 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related parties and consolidated VIEs:

	September 30, 2024		December 31, 2023 [1]
(In millions, except percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$107	0.6%	$109	0.6%
Investment funds – related parties
Strategic origination platforms	28	0.2%	32	0.2%
Retirement services platforms	1,287	6.8%	1,300	7.3%
Equity	264	1.4%	267	1.5%
Credit	16	0.1%	20	0.1%
Other	9	0.0%	13	0.1%
Total investment funds – related parties	1,604	8.5%	1,632	9.2%
Investment funds – consolidated VIEs
Strategic origination platforms	5,519	29.3%	4,987	28.2%
Retirement services platforms	—	—%	483	2.7%
Equity	7,837	41.6%	7,032	39.8%
Credit	3,077	16.3%	2,852	16.2%
Other	702	3.7%	573	3.3%
Total investment funds – consolidated VIEs	17,135	90.9%	15,927	90.2%
Total investment funds, including related parties and funds owned by consolidated VIEs	$18,846	100.0%	$17,668	100.0%

[1] Prior period amounts have been reclassified to conform with the current year presentation as a result of aligning our investment fund categories to reflect our updated investment strategies.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2024		December 31, 2023
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$107	$862	$109	$876
Investment in related parties – investment funds	1,604	2,659	1,632	2,377
Assets of consolidated VIEs – investment funds	17,135	23,698	15,927	22,240
Investment in fixed maturity securities	67,990	69,290	48,155	50,623
Investment in related parties – fixed maturity securities	16,902	20,764	13,495	15,608
Investment in related parties – equity securities	257	257	318	318
Total non-consolidated investments	$103,995	$117,530	$79,636	$92,042

Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	September 30, 2024
AP Grange Holdings, LLC	$4,626
Atlas[1]	3,240
Fox Hedge L.P.	3,050

December 31, 2023
Wheels[1]	$1,591
AT&T Inc.	1,526
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

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	15,119	$503	$345	9,034	$477	$230
Forwards	3,691	195	36	6,294	275	102
Interest rate swaps	4,506	56	418	4,468	—	521
Forwards on net investments	218	—	3	219	—	6
Interest rate swaps	21,079	131	40	10,031	29	95
Total derivatives designated as hedges		885	842		781	954
Derivatives not designated as hedges
Equity options	82,762	5,820	127	73,881	3,809	102
Futures	44	119	—	35	72	—
Foreign currency swaps	13,706	223	354	8,072	230	244
Interest rate swaps	1,870	76	1	3,499	81	9
Other swaps	2,591	12	1	2,588	39	1
Foreign currency forwards	40,174	394	1,433	28,236	286	685
Embedded derivatives
Funds withheld including related parties		(3,111)	80		(4,100)	(64)
Interest sensitive contract liabilities		—	11,996		—	9,059
Total derivatives not designated as hedges		3,533	13,992		417	10,036
Total derivatives		$4,418	$14,834		$1,198	$10,990

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2031. During the three months ended September 30, 2024 and 2023, we recognized gains of $152 million and $91 million, respectively, in other comprehensive income (OCI) associated with these hedges. During the nine months ended September 30, 2024 and 2023, we recognized gains of $149 million and losses of $35 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, no amounts were expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	September 30, 2024		December 31, 2023
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$3,851	$(13)	$4,883	$(15)
Foreign currency swaps	11,588	71	6,820	(141)
Interest sensitive contract liabilities
Foreign currency swaps	2,507	(44)	1,438	19
Foreign currency interest rate swaps	4,220	205	4,010	363
Interest rate swaps	17,483	(121)	6,910	189

[1] The carrying amount disclosed for AFS securities is amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2024
Investment related gains (losses)
Foreign currency forwards	$(180)	$184	$4	$4	$8
Foreign currency swaps	(313)	282	(31)	—	—
Foreign currency interest rate swaps	255	(258)	(3)	—	—
Interest rate swaps	382	(386)	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	26	(25)	1	—	—

Three months ended September 30, 2023
Investment related gains (losses)
Foreign currency forwards	$179	$(187)	$(8)	$21	$5
Foreign currency swaps	161	(166)	(5)	—	—
Foreign currency interest rate swaps	(90)	95	5	—	—
Interest rate swaps	(74)	63	(11)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	16	(14)	2	—	—

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Nine months ended September 30, 2024
Investment related gains (losses)
Foreign currency forwards	$(1)	$1	$—	$35	$14
Foreign currency swaps	(158)	144	(14)	—	—
Foreign currency interest rate swaps	132	(135)	(3)	—	—
Interest rate swaps	267	(310)	(43)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	66	(64)	2	—	—

Nine months ended September 30, 2023
Investment related gains (losses)
Foreign currency forwards	$74	$(77)	$(3)	$66	$12
Foreign currency swaps	59	(57)	2	—	—
Foreign currency interest rate swaps	(5)	15	10	—	—
Interest rate swaps	(92)	79	(13)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	44	(44)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Foreign currency forwards	$13	$(65)	$(2)	$(63)
Foreign currency swaps	56	(239)	82	(182)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended September 30, 2024 and 2023, these derivatives had losses of $14 million and gains of $13 million, respectively. During the nine months ended September 30, 2024 and 2023, these derivatives had losses of $11 million and gains of $5 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2024 and December 31, 2023, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $15 million and $26 million, respectively. During the three and nine months ended September 30, 2024 and 2023, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Equity options	$596	$(951)	$2,298	$390
Futures	26	(73)	152	22
Swaps	(126)	(24)	(156)	38
Foreign currency forwards	209	146	(657)	(191)
Embedded derivatives on funds withheld	747	(780)	560	(439)
Amounts recognized in investment related gains (losses)	1,452	(1,682)	2,197	(180)
Embedded derivatives in indexed annuity products[1]	(275)	1,251	(1,270)	(277)
Total gains (losses) on derivatives not designated as hedges	$1,177	$(431)	$927	$(457)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2024
Derivative assets	$7,529	$(1,739)	$(5,272)	$518	$—	$518
Derivative liabilities	(2,758)	1,739	1,091	72	1	73

December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, amounts not subject to master netting or similar agreements were immaterial.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Trading securities	$39	$28	$104	$79
Mortgage loans	30	29	91	83
Investment funds	22	20	43	55
Other	(14)	(2)	(28)	(7)
Net investment income	$77	$75	$210	$210

Net recognized investment gains (losses) on trading securities	$29	$(16)	$21	$(15)
Net recognized investment gains (losses) on mortgage loans	24	(25)	(4)	(45)
Net recognized investment gains on investment funds	414	292	1,099	833
Other gains (losses)	2	(1)	(7)	(29)
Investment related gains (losses)	$469	$250	$1,109	$744

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$6,761	$—	$6,759	$2	$—
US state, municipal and political subdivisions	977	—	—	977	—
Foreign governments	1,758	—	756	967	35
Corporate	87,610	—	12	83,423	4,175
CLO	27,610	—	—	27,610	—
ABS	22,470	—	—	6,855	15,615
CMBS	9,364	—	—	9,347	17
RMBS	8,135	—	—	7,792	343
Total AFS securities	164,685	—	7,527	136,973	20,185
Trading securities	1,684	—	24	1,623	37
Equity securities	1,292	—	207	1,059	26
Mortgage loans	58,587	—	—	—	58,587
Funds withheld at interest – embedded derivative	(2,581)	—	—	—	(2,581)
Derivative assets	7,529	—	143	7,385	1
Short-term investments	409	—	202	39	168
Other investments	1,507	—	—	603	904
Cash and cash equivalents	13,587	—	13,587	—	—
Restricted cash	964	—	964	—	—
Investments in related parties
AFS securities
Corporate	1,614	—	—	233	1,381
CLO	5,780	—	—	5,215	565
ABS	10,503	—	—	694	9,809
Total AFS securities – related parties	17,897	—	—	6,142	11,755
Trading securities	619	—	—	—	619
Equity securities	257	—	—	—	257
Mortgage loans	1,345	—	—	—	1,345
Investment funds	1,106	—	—	—	1,106
Funds withheld at interest – embedded derivative	(530)	—	—	—	(530)
Other investments	348	—	—	—	348
Reinsurance recoverable	1,710	—	—	—	1,710
Other assets	313	—	—	—	313
Assets of consolidated VIEs
Trading securities	2,379	—	—	441	1,938
Mortgage loans	2,226	—	—	—	2,226
Investment funds	17,135	16,317	—	—	818
Other investments	159	—	5	—	154
Cash and cash equivalents	305	—	305	—	—
Total assets measured at fair value	$292,932	$16,317	$22,964	$154,265	$99,386
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,996	$—	$—	$—	$11,996
Universal life benefits	820	—	—	—	820
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,166	—	—	—	1,166
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	545	—	—	—	545
Market risk benefits	4,402	—	—	—	4,402
Derivative liabilities	2,758	—	1	2,756	1
Other liabilities	337	—	—	—	337
Total liabilities measured at fair value	$22,024	$—	$1	$2,756	$19,267

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$5,399	$—	$5,392	$7	$—
US state, municipal and political subdivisions	1,046	—	—	1,046	—
Foreign governments	1,899	—	895	964	40
Corporate	78,246	—	10	75,711	2,525
CLO	20,207	—	—	20,207	—
ABS	13,383	—	—	6,440	6,943
CMBS	6,591	—	—	6,570	21
RMBS	7,567	—	—	7,302	265
Total AFS securities	134,338	—	6,297	118,247	9,794
Trading securities	1,706	—	24	1,654	28
Equity securities	935	—	210	699	26
Mortgage loans	44,115	—	—	—	44,115
Funds withheld at interest – embedded derivative	(3,379)	—	—	—	(3,379)
Derivative assets	5,298	—	108	5,190	—
Short-term investments	341	—	—	236	105
Other investments	943	—	—	313	630
Cash and cash equivalents	13,020	—	13,020	—	—
Restricted cash	1,761	—	1,761	—	—
Investments in related parties
AFS securities
Corporate	1,352	—	—	181	1,171
CLO	4,268	—	—	3,762	506
ABS	8,389	—	—	563	7,826
Total AFS securities – related parties	14,009	—	—	4,506	9,503
Trading securities	838	—	—	—	838
Equity securities	318	—	63	—	255
Mortgage loans	1,281	—	—	—	1,281
Investment funds	1,082	—	—	—	1,082
Funds withheld at interest – embedded derivative	(721)	—	—	—	(721)
Other investments	343	—	—	—	343
Reinsurance recoverable	1,367	—	—	—	1,367
Other assets	378	—	—	—	378
Assets of consolidated VIEs
Trading securities	2,136	—	—	284	1,852
Mortgage loans	2,173	—	—	—	2,173
Investment funds	15,927	14,950	—	—	977
Other investments	103	—	—	2	101
Cash and cash equivalents	98	—	98	—	—
Total assets measured at fair value	$238,410	$14,950	$21,581	$131,131	$70,748
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$9,059	$—	$—	$—	$9,059
Universal life benefits	834	—	—	—	834
Future policy benefits
AmerUs Closed Block	1,178	—	—	—	1,178
ILICO Closed Block and life benefits	522	—	—	—	522
Market risk benefits	3,751	—	—	—	3,751
Derivative liabilities	1,995	—	17	1,977	1
Other liabilities	266	—	—	(64)	330
Total liabilities measured at fair value	$17,605	$—	$17	$1,913	$15,675

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Trading securities	$131	$(137)	$31	$(105)
Mortgage loans	1,186	(984)	868	(909)
Investment funds	37	(66)	18	25
Future policy benefits	(46)	59	12	64
Other	5	(4)	9	(71)
Total gains (losses)	$1,313	$(1,132)	$938	$(996)

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	September 30, 2024	December 31, 2023
Unpaid principal balance	$64,404	$50,752
Mark to fair value	(2,246)	(3,183)
Fair value	$62,158	$47,569

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2024	December 31, 2023
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$507	$221
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(191)	(74)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$316	$147

Fair value of commercial mortgage loans 90 days or more past due	$254	$64
Fair value of commercial mortgage loans in non-accrual status	316	147

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2024	December 31, 2023
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$850	$528
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(74)	(49)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$776	$479

Fair value of residential mortgage loans 90 days or more past due[1]	$776	$479
Fair value of residential mortgage loans in non-accrual status	679	355

1 As of September 30, 2024 and December 31, 2023 includes $97 million and $124 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Mortgage loans	$(19)	$(20)	$(49)	$(31)

We estimated the portion of gains and losses attributable to changes in instrument-specific credit risk by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Financial Instruments—The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis. Transfers in and out of Level 3 are primarily based on changes in the availability of pricing sources, as described in the valuation methods above.

	Three months ended September 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$34	$—	$1	$—	$—	$35	$—	$—
Corporate	8,114	6	80	775	(4,800)	4,175	2	98
ABS	8,420	1	313	2,202	4,679	15,615	—	301
CMBS	20	2	(5)	—	—	17	—	(3)
RMBS	261	2	2	78	—	343	—	2
Trading securities	37	1	—	(1)	—	37	1	—
Equity securities	36	(1)	—	—	(9)	26	—	—
Mortgage loans	52,645	1,096	—	4,846	—	58,587	1,236	—
Funds withheld at interest – embedded derivative	(3,283)	702	—	—	—	(2,581)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	80	—	—	166	(78)	168	—	—
Other investments	904	—	—	—	—	904	(1)	—
Investments in related parties
AFS securities
Corporate	1,194	(3)	12	(23)	201	1,381	—	9
CLO	521	—	2	42	—	565	—	2
ABS	10,580	28	75	(874)	—	9,809	7	73
Trading securities	719	—	—	(100)	—	619	(1)	—
Equity securities	247	10	—	—	—	257	10	—
Mortgage loans	1,320	39	—	(14)	—	1,345	(43)	—
Investment funds	1,066	40	—	—	—	1,106	40	—
Funds withheld at interest – embedded derivative	(717)	187	—	—	—	(530)	—	—
Other investments	335	13	—	—	—	348	13	—
Reinsurance recoverable	1,518	99	—	93	—	1,710	—	—
Assets of consolidated VIEs
Trading securities	1,876	82	—	34	(54)	1,938	82	—
Mortgage loans	2,120	51	—	55	—	2,226	51	—
Investment funds	913	(1)	—	338	(432)	818	(1)	—
Other investments	113	4	—	37	—	154	4	—
Total Level 3 assets	$89,074	$2,358	$480	$7,654	$(493)	$99,073	$1,400	$482

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(11,234)	$(275)	$—	$(487)	$—	$(11,996)	$—	$—
Universal life benefits	(769)	(51)	—	—	—	(820)	—	—
Future policy benefits
AmerUs Closed Block	(1,120)	(46)	—	—	—	(1,166)	—	—
ILICO Closed Block and life benefits	(529)	(16)	—	—	—	(545)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(253)	(86)	—	2	—	(337)	—	—
Total Level 3 liabilities	$(13,906)	$(474)	$—	$(485)	$—	$(14,865)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$48	$—	$(2)	$—	$—	$46	$—	$(2)
Corporate	2,460	(8)	(25)	(26)	(20)	2,381	—	(27)
ABS	5,305	—	14	(255)	(438)	4,626	—	4
CMBS	12	—	—	—	—	12	—	—
RMBS	6	—	—	261	(4)	263	—	—
Trading securities	38	(1)	—	(5)	—	32	(1)	—
Equity securities	67	7	—	—	—	74	7	—
Mortgage loans	34,668	(850)	—	4,160	—	37,978	(850)	—
Funds withheld at interest – embedded derivative	(4,356)	(625)	—	—	—	(4,981)	—	—
Short-term investments	30	—	(1)	100	—	129	—	(1)
Other investments	337	(5)	—	145	—	477	(5)	—
Investments in related parties
AFS securities
Corporate	1,171	1	(10)	24	—	1,186	—	(10)
CLO	495	—	8	—	—	503	—	8
ABS	7,742	(2)	(11)	110	—	7,839	(6)	(14)
Trading securities	867	4	—	—	—	871	3	—
Equity securities	252	(7)	—	—	—	245	(7)	—
Mortgage loans	1,296	(61)	—	(1)	—	1,234	(61)	—
Investment funds	1,061	(18)	—	—	—	1,043	(18)	—
Funds withheld at interest – embedded derivative	(1,297)	325	—	—	—	(972)	—	—
Other investments	343	(16)	—	—	—	327	(16)	—
Reinsurance recoverable	1,436	(135)	—	—	—	1,301	—	—
Assets of consolidated VIEs
Trading securities	1,425	(48)	—	(45)	526	1,858	(48)	—
Mortgage loans	2,113	(73)	—	2	—	2,042	(73)	—
Investment funds	1,351	(30)	—	81	—	1,402	(30)	—
Other investments	99	5	—	(12)	—	92	5	—
Total Level 3 assets	$56,969	$(1,537)	$(27)	$4,539	$64	$60,008	$(1,100)	$(42)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(8,198)	$1,251	$—	$(398)	$—	$(7,345)	$—	$—
Universal life benefits	(854)	115	—	—	—	(739)	—	—
Future policy benefits
AmerUs Closed Block	(1,159)	59	—	—	—	(1,100)	—	—
ILICO Closed Block and life benefits	(571)	20	—	—	—	(551)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(209)	(4)	—	—	—	(213)	—	—
Total Level 3 liabilities	$(10,992)	$1,441	$—	$(398)	$—	$(9,949)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$40	$—	$1	$(6)	$—	$35	$—	$1
Corporate	2,525	3	87	2,387	(827)	4,175	—	110
ABS	6,943	(14)	314	8,371	1	15,615	—	298
CMBS	21	1	(5)	—	—	17	—	(3)
RMBS	265	5	3	72	(2)	343	—	2
Trading securities	28	1	—	(6)	14	37	—	—
Equity securities	26	(1)	—	1	—	26	—	—
Mortgage loans	44,115	825	—	13,647	—	58,587	965	—
Funds withheld at interest – embedded derivative	(3,379)	798	—	—	—	(2,581)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	—	—	142	(79)	168	—	—
Other investments	630	(6)	—	280	—	904	(7)	—
Investments in related parties
AFS securities
Corporate	1,171	(2)	33	(22)	201	1,381	—	31
CLO	506	—	17	42	—	565	—	18
ABS	7,826	46	22	1,915	—	9,809	2	20
Trading securities	838	(1)	—	(218)	—	619	(2)	—
Equity securities	255	2	—	—	—	257	2	—
Mortgage loans	1,281	41	—	23	—	1,345	(41)	—
Investment funds	1,082	24	—	—	—	1,106	24	—
Funds withheld at interest – embedded derivative	(721)	191	—	—	—	(530)	—	—
Other investments	343	5	—	—	—	348	5	—
Reinsurance recoverable	1,367	51	—	292	—	1,710	—	—
Assets of consolidated VIEs
Trading securities	1,852	31	—	103	(48)	1,938	30	—
Mortgage loans	2,173	2	—	51	—	2,226	2	—
Investment funds	977	(66)	—	339	(432)	818	(66)	—
Other investments	101	—	—	53	—	154	1	—
Total Level 3 assets	$70,370	$1,936	$472	$27,466	$(1,171)	$99,073	$915	$477

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(1,270)	$—	$(1,667)	$—	$(11,996)	$—	$—
Universal life benefits	(834)	14	—	—	—	(820)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	12	—	—	—	(1,166)	—	—
ILICO Closed Block and life benefits	(522)	(23)	—	—	—	(545)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(123)	—	52	64	(337)	—	—
Total Level 3 liabilities	$(11,924)	$(1,390)	$—	$(1,615)	$64	$(14,865)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$912	$—	$(16)	$(121)	$775	$68	$(4,868)	$(4,800)
ABS	3,004	—	(351)	(451)	2,202	4,897	(218)	4,679
RMBS	81	—	—	(3)	78	—	—	—
Trading securities	—	—	—	(1)	(1)	—	—	—
Equity securities	—	—	—	—	—	—	(9)	(9)
Mortgage loans	7,518	—	—	(2,672)	4,846	—	—	—
Short-term investments	168	—	—	(2)	166	—	(78)	(78)
Investments in related parties
AFS securities
Corporate	45	—	(65)	(3)	(23)	201	—	201
CLO	42	—	—	—	42	—	—	—
ABS	1,193	—	—	(2,067)	(874)	—	—	—
Trading securities	—	—	—	(100)	(100)	—	—	—
Mortgage loans	—	—	—	(14)	(14)	—	—	—
Reinsurance recoverable	—	94	—	(1)	93	—	—	—
Assets of consolidated VIEs
Trading securities	38	—	(4)	—	34	34	(88)	(54)
Mortgage loans	70	—	—	(15)	55	—	—	—
Investment funds	338	—	—	—	338	—	(432)	(432)
Other investments	37	—	—	—	37	—	—	—
Total Level 3 assets	$13,446	$94	$(436)	$(5,450)	$7,654	$5,200	$(5,693)	$(493)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(750)	$—	$263	$(487)	$—	$—	$—
Other liabilities	—	—	—	2	2	—	—	—
Total Level 3 liabilities	$—	$(750)	$—	$265	$(485)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$26	$—	$—	$(52)	$(26)	$—	$(20)	$(20)
ABS	221	—	(13)	(463)	(255)	357	(795)	(438)
RMBS	261	—	—	—	261	—	(4)	(4)
Trading securities	—	—	—	(5)	(5)	—	—	—
Mortgage loans	5,696	—	(285)	(1,251)	4,160	—	—	—
Short-term investments	100	—	—	—	100	—	—	—
Other investments	145	—	—	—	145	—	—	—
Investments in related parties
AFS securities
Corporate	27	—	—	(3)	24	—	—	—
ABS	426	—	—	(316)	110	—	—	—
Trading securities	1	—	(1)	—	—	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Assets of consolidated VIEs
Trading securities	6	—	(51)	—	(45)	526	—	526
Mortgage loans	4	—	—	(2)	2	—	—	—
Investment funds	113	—	(32)	—	81	—	—	—
Other investments	2	—	(14)	—	(12)	—	—	—
Total Level 3 assets	$7,028	$—	$(396)	$(2,093)	$4,539	$883	$(819)	$64

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(573)	$—	$175	$(398)	$—	$—	$—
Total Level 3 liabilities	$—	$(573)	$—	$175	$(398)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	2,623	—	(18)	(218)	2,387	166	(993)	(827)
ABS	9,635	—	(423)	(841)	8,371	748	(747)	1
RMBS	81	—	—	(9)	72	—	(2)	(2)
Trading securities	—	—	—	(6)	(6)	14	—	14
Equity securities	2	—	(1)	—	1	9	(9)	—
Mortgage loans	19,226	—	(26)	(5,553)	13,647	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	171	—	(6)	(23)	142	—	(79)	(79)
Other investments	280	—	—	—	280	—	—	—
Investments in related parties
AFS securities
Corporate	51	—	(66)	(7)	(22)	201	—	201
CLO	42	—	—	—	42	—	—	—
ABS	5,780	—	(504)	(3,361)	1,915	—	—	—
Trading securities	4	—	—	(222)	(218)	—	—	—
Mortgage loans	87	—	—	(64)	23	—	—	—
Reinsurance recoverable	—	294	—	(2)	292	—	—	—
Assets of consolidated VIEs
Trading securities	201	—	(91)	(7)	103	40	(88)	(48)
Mortgage loans	125	—	—	(74)	51	—	—	—
Investment funds	339	—	—	—	339	—	(432)	(432)
Other investments	56	—	(3)	—	53	—	—	—
Total Level 3 assets	$38,703	$294	$(1,138)	$(10,393)	$27,466	$1,179	$(2,350)	$(1,171)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(2,408)	$—	$741	$(1,667)	$—	$—	$—
Other liabilities	—	—	—	52	52	64	—	64
Total Level 3 liabilities	$—	$(2,408)	$—	$793	$(1,615)	$64	$—	$64

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,338	—	—	(168)	1,170	29	(473)	(444)
ABS	1,552	—	(33)	(725)	794	695	(1,694)	(999)
CMBS	—	—	—	—	—	12	—	12
RMBS	262	—	—	(4)	258	5	(240)	(235)
Trading securities	8	—	—	(20)	(12)	5	(16)	(11)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	14,361	—	(348)	(2,695)	11,318	—	—	—
Short-term investments	100	—	—	(30)	70	26	—	26
Other investments	472	—	—	(431)	41	—	—	—
Investments in related parties
AFS securities
Corporate	184	—	—	(9)	175	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	3,132	—	(162)	(1,002)	1,968	284	—	284
Trading securities	28	—	(38)	(3)	(13)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(24)	(24)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	26	—	(81)	—	(55)	1,362	(31)	1,331
Mortgage loans	63	—	—	(5)	58	—	—	—
Investment funds	113	—	(40)	—	73	475	(1,610)	(1,135)
Other investments	7	—	(21)	—	(14)	—	—	—
Total Level 3 assets	$21,958	$—	$(723)	$(5,154)	$16,081	$3,108	$(4,077)	$(969)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,708)	$—	$481	$(1,227)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,708)	$—	$481	$(1,227)	$—	$—	$—

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

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	September 30, 2024
(In millions, except percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$27,344	Discounted cash flow	Discount rate	4.3%	17.7%	6.9%	[1]	Decrease

Mortgage loans	62,158	Discounted cash flow	Discount rate	1.0%	36.5%	7.4%	[1]	Decrease

Investment funds	1,623	Discounted cash flow	Discount rate	6.3%	13.5%	11.3%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,996	Discounted cash flow	Nonperformance risk	0.5%	1.2%	0.8%	[2]	Decrease
			Option budget	0.5%	6.0%	2.7%	[3]	Increase
			Surrender rate	6.2%	14.0%	8.7%	[3]	Decrease

	December 31, 2023
(In millions, except percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$14,247	Discounted cash flow	Discount rate	2.3%	18.1%	7.0%	[1]	Decrease

Mortgage loans	47,569	Discounted cash flow	Discount rate	2.5%	20.6%	6.8%	[1]	Decrease

Investment funds	1,574	Discounted cash flow	Discount rate	6.3%	13.5%	11.2%	[1]	Decrease
	483	Net tangible asset values	Implied multiple	1.14x	1.14x	1.14x		Increase
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	9,059	Discounted cash flow	Nonperformance risk	0.4%	1.4%	0.9%	[2]	Decrease
			Option budget	0.5%	6.0%	2.3%	[3]	Increase
			Surrender rate	6.0%	13.4%	8.7%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial Instruments Without Readily Determinable Fair Values—We elected the measurement alternative for certain equity securities that did not have a readily determinable fair value. The equity securities were held at cost less any impairment. During the third quarter of 2024, the equity securities were distributed as a dividend to AGM. As of December 31, 2023, the carrying amount of the equity securities was $358 million, net of an impairment of $42 million.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	320	320	—	—	320	—
Funds withheld at interest	23,812	23,812	—	—	—	23,812
Short-term investments	205	205	—	—	—	205
Other investments	17	28	—	—	—	28
Investments in related parties
Investment funds	498	498	498	—	—	—
Funds withheld at interest	5,974	5,974	—	—	—	5,974
Short-term investments	812	812	—	—	812	—
Total financial assets not carried at fair value	$31,745	$31,756	$605	$—	$1,132	$30,019

Financial liabilities
Interest sensitive contract liabilities	$191,137	$187,554	$—	$—	$—	$187,554
Debt	5,725	5,448	—	591	4,857	—
Securities to repurchase	2,666	2,666	—	—	2,666	—
Funds withheld liability	3,416	3,416	—	—	—	3,416
Total financial liabilities not carried at fair value	$202,944	$199,084	$—	$591	$7,523	$190,970

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

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

	Nine months ended September 30, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	404	751	36	—	479	—	1,670
Amortization	(176)	(131)	(8)	(1)	(88)	(274)	(678)
Balance at September 30, 2024	$1,118	$2,137	$38	$10	$1,361	$2,307	$6,971

	Nine months ended September 30, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	426	609	2	3	447	—	1,487
Amortization	(74)	(69)	(3)	(1)	(40)	(315)	(502)
Other	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	$656	$1,295	$10	$11	$806	$2,670	$5,448

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

	Nine months ended September 30, 2024
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	19,786	12,761	24,083	933	57,563
Policy charges	(2)	(522)	—	—	(524)
Surrenders and withdrawals	(3,691)	(9,724)	—	(63)	(13,478)
Benefit payments	(830)	(1,204)	(7,746)	(173)	(9,953)
Interest credited	2,323	2,313	1,173	152	5,961
Foreign exchange	(1)	1	116	(56)	60
Other	—	—	421	(74)	347
Balance at September 30, 2024	$82,348	$96,772	$50,397	$8,348	$237,865

Weighted average crediting rate	4.3%	2.6%	4.5%	2.6%
Net amount at risk	$427	$15,221	$—	$65
Cash surrender value	78,049	89,378	—	7,112

	Nine months ended September 30, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	18,011	8,960	4,893	3,760	35,624
Policy charges	(2)	(481)	—	—	(483)
Surrenders and withdrawals	(8,207)	(8,292)	(110)	(25)	(16,634)
Benefit payments	(738)	(1,216)	(2,264)	(223)	(4,441)
Interest credited	1,284	802	628	110	2,824
Foreign exchange	(77)	(1)	(26)	(344)	(448)
Other[1]	63	77	(46)	(1,419)	(1,325)
Balance at September 30, 2023	$53,852	$92,509	$30,514	$6,581	$183,456

Weighted average crediting rate	3.7%	2.3%	3.1%	2.7%
Net amount at risk	$425	$14,438	$—	$104
Cash surrender value	50,352	84,052	—	5,335

[1] Other includes $1,371 million reduction of reserves related to the Venerable Insurance and Annuity Company (VIAC) recapture agreement. See Note 11 – Related Parties for further information.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	September 30,
(In millions)	2024	2023
Traditional deferred annuities	$82,348	$53,852
Indexed annuities	96,772	92,509
Funding agreements	50,397	30,514
Other investment-type	8,348	6,581
Reconciling items[1]	7,571	5,609
Interest sensitive contract liabilities	$245,436	$189,065

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2024
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$28,488	$15,531	$126,352	$170,371
2.0% – < 4.0%	23,576	1,787	1,927	27,290
4.0% – < 6.0%	28,764	75	1	28,840
6.0% and greater	11,364	—	—	11,364
Total	$92,192	$17,393	$128,280	$237,865

	September 30, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$28,564	$19,709	$90,121	$138,394
2.0% – < 4.0%	28,838	1,128	541	30,507
4.0% – < 6.0%	11,433	9	1	11,443
6.0% and greater	3,112	—	—	3,112
Total	$71,947	$20,846	$90,663	$183,456

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Nine months ended September 30, 2024
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,131	1,131
Interest accrual	—	17	17
Net premium collected	—	(144)	(144)
Foreign exchange	—	(28)	(28)
Ending balance at original discount rate	—	976	976
Effect of changes in discount rate assumptions	—	41	41
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Ending balance	$—	$1,018	$1,018
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of changes in cash flow assumptions	(104)	—	(104)
Effect of actual to expected experience	(89)	(4)	(93)
Adjusted balance	51,042	3,272	54,314
Issuances	1,010	—	1,010
Interest accrual	1,353	52	1,405
Benefit payments	(3,355)	(66)	(3,421)
Foreign exchange	33	(64)	(31)
Ending balance at original discount rate	50,083	3,194	53,277
Effect of changes in discount rate assumptions	(5,362)	46	(5,316)
Effect of foreign exchange on the change in discount rate assumptions	(16)	(3)	(19)
Ending balance	$44,705	$3,237	$47,942

Net future policy benefits	$44,705	$2,219	$46,924

Weighted-average liability duration (in years)	9.4	31.3
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.0%	4.0%
Expected future gross premiums, undiscounted	$—	$1,255
Expected future gross premiums, discounted[1]	—	1,064
Expected future benefit payments, undiscounted	73,523	10,235

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2023
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of changes in cash flow assumptions	(297)	—	(297)
Effect of actual to expected experience	(36)	—	(36)
Adjusted balance	44,501	—	44,501
Issuances	9,120	—	9,120
Interest accrual	1,194	—	1,194
Benefit payments	(2,731)	—	(2,731)
Foreign exchange	6	—	6
Other[1]	(1,509)	—	(1,509)
Ending balance at original discount rate	50,581	—	50,581
Effect of changes in discount rate assumptions	(9,753)	—	(9,753)
Effect of foreign exchange on the change in discount rate assumptions	12	—	12
Ending balance	$40,840	$—	$40,840

Net future policy benefits	$40,840	$—	$40,840

Weighted-average liability duration (in years)	9.6	0.0
Weighted-average interest accretion rate	3.6%	—%
Weighted-average current discount rate	6.1%	—%
Expected future benefit payments, undiscounted	$73,933	$—

[1] Other includes $1,509 million reduction of reserves related to the VIAC recapture agreement. See Note 11 – Related Parties for further information.

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	September 30,
(In millions)	2024	2023
Payout annuities with life contingencies	$44,705	$40,840
Whole life	2,219	—
Reconciling items[1]	6,038	5,832
Future policy benefits	$52,962	$46,672

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income:

	Premiums		Interest expense
	Nine months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Payout annuities with life contingencies	$985	$9,142	$1,353	$1,194
Whole life	154	—	35	—
Reconciling items[1]	24	21	—	—
Total	$1,163	$9,163	$1,388	$1,194

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

During the nine months ended September 30, 2024, the present value of expected future policy benefits decreased by $430 million, which was driven by $3,421 million of benefit payments and $104 million of favorable unlocking of assumptions, offset by $1,405 million of interest accruals, $1,010 million of issuances, primarily pension group annuities, and an $832 million change in discount rate assumptions related to a decrease in market observable rates.

During the nine months ended September 30, 2023, the present value of expected future policy benefits increased by $4,418 million, which was driven by $9,120 million of issuances, primarily pension group annuities, and $1,194 million of interest accrual, partially offset by $2,731 million of benefit payments, a $1,509 million reduction in reserve related to recapture, a $1,328 million change in discount rate assumptions related to an increase in rates, and $297 million resulting from favorable unlocking of assumptions, primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income:

	Nine months ended September 30,
(In millions)	2024	2023
Reserves	$193	$333
Deferred profit liability	(37)	(243)
Negative VOBA	(52)	(54)
Total remeasurement gains (losses)	$104	$36

During the nine months ended September 30, 2024 and 2023, we recorded reserve increases of $15 million and $110 million, respectively, on the condensed consolidated statements of income as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Nine months ended September 30, 2024
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	270	270
Interest accrual	8	143	151
Attributed fees collected	1	265	266
Benefit payments	(3)	(39)	(42)
Effect of changes in interest rates	(2)	(34)	(36)
Effect of changes in equity	—	(115)	(115)
Effect of actual policyholder behavior compared to expected behavior	5	64	69
Effect of changes in future expected policyholder behavior	(3)	88	85
Effect of changes in other future expected assumptions	—	(19)	(19)
Balance, end of period, before changes in instrument-specific credit risk	200	3,794	3,994
Effect of changes in instrument-specific credit risk	1	94	95
Balance at September 30, 2024	201	3,888	4,089
Less: Reinsurance recoverable	—	(40)	(40)
Balance at September 30, 2024, net of reinsurance	$201	$3,848	$4,049

Net amount at risk	$427	$15,221
Weighted-average attained age of contract holders (in years)	76	69

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2023
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument specific credit risk	183	2,672	2,855
Issuances	—	47	47
Interest accrual	7	108	115
Attributed fees collected	2	250	252
Benefit payments	(1)	(24)	(25)
Effect of changes in interest rates	(18)	(591)	(609)
Effect of changes in equity	—	(26)	(26)
Effect of actual policyholder behavior compared to expected behavior	4	42	46
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	174	2,562	2,736
Effect of changes in instrument-specific credit risk	(7)	(139)	(146)
Balance at September 30, 2023	$167	$2,423	$2,590

Net amount at risk	$425	$14,438
Weighted-average attained age of contract holders (in years)	75	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	September 30, 2024			September 30, 2023
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$201	$201	$—	$167	$167
Indexed annuities	313	4,201	3,888	431	2,854	2,423
Total	$313	$4,402	$4,089	$431	$3,021	$2,590

During the nine months ended September 30, 2024, net market risk benefit liabilities increased by $716 million, which was primarily driven by $270 million of issuances, $266 million in fees collected from policyholders, and $151 million of interest accrual.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following summarizes the unobservable inputs for market risk benefits:

	September 30, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,089	Discounted cash flow	Nonperformance risk	0.5%	1.2%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.2%	[2]	Decrease
			Surrender rate	3.3%	7.0%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.7%	[3]	Increase

	September 30, 2023
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,590	Discounted cash flow	Nonperformance risk	0.6%	1.6%	1.4%	[1]	Decrease
			Option budget	0.5%	5.9%	1.9%	[2]	Decrease
			Surrender rate	3.4%	6.5%	4.6%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.2%	[3]	Increase

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

8. Debt

Liquidity Facility—On June 28, 2024, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (Liquidity Facility), which replaced our previous revolving credit agreement dated as of June 30, 2023. The previous credit agreement, and the commitments under it, expired on June 28, 2024. The Liquidity Facility is unsecured and has a commitment termination date of June 27, 2025, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at our election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the Liquidity Facility. In connection with the Liquidity Facility, ALRe guaranteed all of the obligations of AHL under the Liquidity Facility and the related loan documents. The Liquidity Facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the Liquidity Facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility contains various standard covenants with which we must comply, including the following:

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

As of September 30, 2024 and December 31, 2023, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

Senior Notes—During the first quarter of 2024, we issued $1.0 billion of 6.250% Senior Notes due April 1, 2054 (2054 Senior Notes). We will pay interest on the 2054 Senior Notes semi-annually, commencing on October 1, 2024.

Subordinated Notes—During the first quarter of 2024, we issued $575 million of 7.250% Fixed-Rate Reset Junior Subordinated Debentures due March 30, 2064 (2064 Subordinated Notes). We will pay interest at an annual fixed rate of 7.250% on the 2064 Subordinated Notes quarterly, commencing on June 30, 2024 until March 30, 2029. On March 30, 2029, and every fifth annual anniversary thereafter, the interest rate will reset to the Five-Year US Treasury Rate (as defined in the applicable prospectus supplement) plus 2.986%. We may defer interest payments for up to five consecutive years.

During the fourth quarter of 2024, we issued $600 million of 6.625% Fixed-Rate Reset Junior Subordinated Debentures due October 15, 2054 (2054 Subordinated Notes). We will pay interest at an annual fixed rate of 6.625% on the 2054 Subordinated Notes semi-annually, commencing on April 15, 2025 until October 15, 2034. On October 15, 2034, and every fifth annual anniversary thereafter, the interest rate will reset to the Five-Year US Treasury Rate (as defined in the applicable prospectus supplement) plus 2.607%. We may defer interest payments for up to five consecutive years.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of our debt:

				Outstanding Balance
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	September 30, 2024	December 31, 2023
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,054	$1,066
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	582	593
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	521	523
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	395	395
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	584	583
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	545	545
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	982	—
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	558	—
Total debt			$5,575	$5,725	$4,209

9. Equity

Common Dividends—During the three months ended September 30, 2024, we declared and distributed $499 million of dividends to AGM, which were provided in the form of assets in kind. Additionally, we declared and paid $374 million of common stock cash dividends during the nine months ended September 30, 2024.

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2024	$(9,670)	$(277)	$(83)	$4,218	$5	$(2)	$(5,809)
Other comprehensive income (loss) before reclassifications	5,142	(22)	225	(2,263)	(93)	36	3,025
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(348)	(8)	4	—	—	—	(352)
Less: Income tax expense (benefit)	1,122	(3)	47	(472)	(20)	6	680
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	886	7	60	(596)	(9)	7	355
Balance at September 30, 2024	$(6,188)	$(295)	$31	$3,023	$(59)	$21	$(3,467)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2023	$(11,049)	$(378)	$26	$4,708	$312	$5	$(6,376)
Other comprehensive income (loss) before reclassifications	(3,199)	33	(192)	1,317	(254)	(21)	(2,316)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(11)	—	21	—	—	—	10
Less: Income tax expense (benefit)	(654)	6	(46)	273	(52)	(3)	(476)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of subsidiary issuance of equity interests and tax	(577)	(3)	(26)	471	(8)	(4)	(147)
Balance at September 30, 2023	$(13,006)	$(348)	$(115)	$5,281	$118	$(9)	$(8,079)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,672)	$(289)	$(82)	$3,458	$3	$13	$(5,569)
Other comprehensive income (loss) before reclassifications	3,528	(19)	264	(832)	(87)	15	2,869
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(237)	(14)	35	—	—	—	(216)
Less: Income tax expense (benefit)	776	(1)	49	(176)	(18)	2	632
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	505	2	67	(221)	(7)	5	351
Balance at September 30, 2024	$(6,188)	$(295)	$31	$3,023	$(59)	$21	$(3,467)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,565)	$(334)	$47	$5,256	$285	$(10)	$(7,321)
Other comprehensive income (loss) before reclassifications	(1,841)	(31)	(214)	1,328	(220)	6	(972)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(105)	—	66	—	—	—	(39)
Less: Income tax expense (benefit)	(828)	(12)	(68)	777	(46)	2	(175)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of subsidiary issuance of equity interests and tax	(467)	(5)	(50)	526	(7)	3	—
Balance at September 30, 2023	$(13,006)	$(348)	$(115)	$5,281	$118	$(9)	$(8,079)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Income Taxes

The income tax expense was $191 million and $162 million for the three months ended September 30, 2024 and 2023, respectively. Our effective tax rate was 11% and 33% for the three months ended September 30, 2024 and 2023, respectively. The income tax expense was $659 million and $458 million for the nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate was 15% and 18% for the nine months ended September 30, 2024 and 2023, respectively.

The UK enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (Pillar Two) that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the UK enacted certain amendments to its Pillar Two legislation which similarly take effect for accounting periods beginning on or after December 31, 2023. We are continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. The Company evaluated the enacted legislation and concluded there was no material impact to the effective tax rate for the three and nine months ended September 30, 2024.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 (Bermuda CIT). Commencing on January 1, 2025, the Bermuda CIT will generally impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. We recorded material deferred tax assets as of December 31, 2023 as a result of the passage of the Bermuda CIT, primarily related to an estimated opening tax loss carryforward under Bermuda CIT. Throughout 2024, we will evaluate and record any applicable adjustments to these deferred tax assets. We evaluated the existing deferred tax assets and determined that no adjustments were necessary as of September 30, 2024.

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

During the three months ended September 30, 2024 and 2023, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $327 million and $249 million, respectively. During the nine months ended September 30, 2024 and 2023, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $920 million and $703 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of September 30, 2024 and December 31, 2023, management fees payable were $142 million and $101 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

Other related party transactions

Apollo Aligned Alternatives Aggregator, L.P. (AAA) – We consolidate AAA as a VIE and AAA holds the majority of our alternative investments portfolio. Apollo established AAA to provide a single vehicle through which investors participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which allows us to achieve greater scale and diversification for alternatives. During the third quarter of 2024, AAA underwent a restructuring which resulted in a change in consolidation that reduced our noncontrolling interests by $1,107 million and does not represent a withdrawal from AAA.

Athora Holding Ltd. (Athora) – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2024, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity securities. The following table summarizes our investments in Athora:

(In millions)	September 30, 2024	December 31, 2023
Investment fund	$1,106	$1,082
Non-redeemable preferred equity and corporate debt securities	296	249
Total investment in Athora	$1,402	$1,331

Additionally, as of September 30, 2024 and December 31, 2023, we had $61 million and $61 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional investments in Athora of $540 million as of September 30, 2024.

Atlas Securitized Products Holdings LP (Atlas) – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of September 30, 2024 and December 31, 2023, we held $2,449 million and $1,008 million, respectively, of related party AFS securities issued by Atlas. Additionally, we held $792 million and $921 million of reverse repurchase agreements issued by Atlas as of September 30, 2024 and December 31, 2023, respectively, which are held as related party short-term investments on the condensed consolidated balance sheets. As of September 30, 2024, we have commitments to make additional investments in Atlas of $2,973 million. Additionally, see Note 12 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). During the third quarter of 2024, we distributed $141 million of our investment in Apollo Rose representing Catalina common equity interests to AGM as a dividend. This distribution resulted in our deconsolidation of Apollo Rose as a VIE. As of September 30, 2024, we held $201 million of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
We have a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $257 million and $330 million as of September 30, 2024 and December 31, 2023, respectively, which is included in other liabilities on the condensed consolidated balance sheets. During the first quarter of 2024, we also entered into a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of September 30, 2024, we had a reinsurance recoverable balance of $3,372 million related to this agreement.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of September 30, 2024 and December 31, 2023, we held securities issued by MidCap Financial and its affiliates of $2,004 million and $1,844 million, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have investments in PK Air through our investment in AAA. We also held PK Air notes of $1,633 million and $1,617 million as of September 30, 2024 and December 31, 2023, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We have commitments to make additional investments in PK Air of $40 million as of September 30, 2024.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of September 30, 2024 and December 31, 2023, we held $1,894 million and $1,725 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have a minority equity investment in VA Capital, which was $180 million and $181 million as of September 30, 2024 and December 31, 2023, respectively, and is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment.

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

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $348 million and $343 million as of September 30, 2024 and December 31, 2023, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels – We invest in Wheels, Inc., (Wheels) indirectly through our investment in AAA. We also own securities issued by Wheels of $928 million and $981 million as of September 30, 2024 and December 31, 2023, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also have commitments to make additional investments in Wheels of $81 million as of September 30, 2024.

ACRA and Apollo/Athene Dedicated Investment Programs I and II (collectively, ADIP) – ACRA 1 is partially owned by Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63.45% of the economic interests. ACRA 2 is partially owned by Apollo/Athene Dedicated Investment Program II (ADIP II), a fund managed by Apollo. Effective October 1, 2024, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 63%, with ALRe owning the remaining 37%. ALRe holds all of ACRA 2’s voting interests.

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Contributions from ADIP	$126	$325	$831	$325
Distributions to ADIP	(95)	(254)	(603)	(381)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, as of September 30, 2024 and December 31, 2023, we had $265 million and $213 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $143 million and $109 million as of September 30, 2024 and December 31, 2023, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of September 30, 2024 and December 31, 2023.

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $27.2 billion as of September 30, 2024. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2024 and December 31, 2023, we had $13.0 billion and $6.5 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of September 30, 2024 and December 31, 2023, we had $23.0 billion and $19.9 billion, respectively, of FABN funding agreements outstanding. We had $11.9 billion of board-authorized FABN capacity remaining as of September 30, 2024.

We also issue secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of September 30, 2024 and December 31, 2023, we had $14.1 billion and $6.0 billion, respectively, of secured and other funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2024	December 31, 2023
AFS securities	$42,446	$32,458
Trading securities	1,777	139
Equity securities	304	80
Mortgage loans	23,171	14,257
Investment funds	777	409
Derivative assets	68	73
Short-term investments	14	153
Other investments	623	313
Restricted cash	974	1,761
Total restricted assets	$70,154	$49,643

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,306 million as of September 30, 2024. These letters of credit were issued for our reinsurance program and have expirations through May 22, 2028.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Guaranty Association Assessments—Guaranty associations may subject member insurers, including us, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. The assessments are based on an insurer’s proportionate share of premiums written in that state during a specified one-year or three-year period for lines of business in which the impaired or insolvent insurer engaged, subject to prescribed limits. On December 30, 2022, the North Carolina Wake County Superior Court entered an Order of Liquidation (Liquidation Order) against Bankers Life Insurance Company (BLIC) and Colorado Bankers Life Insurance Company (CBLIC), which was affirmed by the North Carolina Court of Appeals on March 5, 2024. On April 9, 2024, GBIG Holdings, LLC (GBIG), the sole shareholder of BLIC and CBLIC, filed a Petition for Discretionary Review requesting the North Carolina Supreme Court review the decision by the North Carolina Court of Appeals to affirm the Liquidation Order. On July 11, 2024, GBIG filed a Motion to Withdraw its Petition for Discretionary Review. We are not a party to this litigation. The North Carolina Supreme Court granted the Motion to Withdraw on August 23, 2024, which makes the Liquidation Order effective on November 30, 2024. Shortly thereafter, guaranty associations began levying assessments and we expect those assessments to continue for the foreseeable future. As of September 30, 2024, we have recorded a liability of $177 million, based on our current best estimate of these assessments. The actual amount of assessments levied against us during the year ended December 31, 2024 or in future years in connection with the BLIC and CBLIC insolvencies may vary from this estimate. We expect to recover $5 million of assessments paid through future premium tax credits.

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

We have established a significant base of earnings and, as of September 30, 2024, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 8.4 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts and other products.

Our total assets have grown to $355.0 billion as of September 30, 2024. For the nine months ended September 30, 2024, we generated an annualized net investment spread of 1.76%.

The following table presents the inflows and outflows generated from our organic and inorganic channels as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Retail	$9,209	$6,523	$27,810	$21,883
Flow reinsurance	944	3,174	4,544	7,749
Funding agreements[1]	9,570	3,245	23,581	4,893
Pension group annuities	294	—	871	9,058
Gross organic inflows	20,017	12,942	56,806	43,583
Gross inorganic inflows	—	—	—	—
Total gross inflows	20,017	12,942	56,806	43,583
Gross outflows[2]	(8,158)	(10,738)	(26,333)	(26,752)
Net flows	$11,859	$2,204	$30,473	$16,831

Inflows attributable to Athene[3]	$14,705	$3,101	$40,136	$29,974
Inflows attributable to ACRA noncontrolling interests[3]	4,244	9,841	13,505	13,609
Inflows ceded to third-party reinsurers[4]	1,068	—	3,165	—
Total gross inflows	$20,017	$12,942	$56,806	$43,583

Outflows attributable to Athene	$(6,176)	$(9,550)	$(21,551)	$(22,972)
Outflows attributable to ACRA noncontrolling interests	(1,982)	(1,188)	(4,782)	(3,780)
Total gross outflows[2]	$(8,158)	$(10,738)	$(26,333)	$(26,752)

[1] Funding agreements are comprised of funding agreements issued under our FABN program, secured and other funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements.
[2] Gross outflows include full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $56.8 billion and $43.6 billion for the nine months ended September 30, 2024 and 2023, respectively, which were underwritten to attractive returns. Gross organic inflows increased $13.2 billion, or 30% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows (collectively, gross outflows), in the aggregate were $26.3 billion and $26.8 billion for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross outflows of $419 million was primarily driven by the VIAC recapture transaction in the third quarter of 2023 as well as a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2023, partially offset by an increase in funding agreement maturities in 2024 and an increase in annuity policies which have reached the end of the surrender charge periods in a higher rate environment. We believe that our credit profile, current product offerings and product design capabilities, as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $27.8 billion and $21.9 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in our retail channel was driven by record sales of our fixed indexed annuity (FIA) products as well as increased multi-year guaranteed annuity (MYGA) sales compared to 2023. Overall sales were strong across our bank, independent marketing organization (IMO) and broker-dealer channels, exhibiting strong sales execution, the current rate environment, growing product offerings and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 38 IMOs and with our growing network of 18 banks and 149 broker-dealers, collectively representing approximately 139,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $4.5 billion and $7.7 billion for the nine months ended September 30, 2024 and 2023, respectively. The decrease in our flow reinsurance channel from 2023 was primarily driven by continued increased competitive dynamics in the current year. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $24.5 billion and $14.0 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in our institutional channel was driven by higher funding agreement inflows, partially offset by lower pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $23.6 billion and $4.9 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in our funding agreement channel from the prior year was driven by record inflows related to a resurgence in FABN issuance, as well as an increase in secured and other funding agreement and FHLB issuances, in 2024 amid more favorable market conditions. Funding agreement inflows for the nine months ended September 30, 2024 consisted of $9.2 billion of FABN issuances, $7.6 billion of secured and other funding agreement issuances, $6.8 billion of FHLB issuances and no long-term repurchase agreement issuances. As of September 30, 2024, we had funding agreements outstanding of $23.0 billion under our FABN program, $14.1 billion of secured and other funding agreements, $13.0 billion with the FHLB and $2.7 billion of long-term repurchase agreements. We issued group annuity contracts in the aggregate principal amount of $871 million and $9.1 billion during the nine months ended September 30, 2024 and 2023, respectively. The decrease in our pension group annuity channel was primarily related to closing a $7.6 billion transaction, our largest single pension group annuity transaction to date, in the second quarter of 2023. The pension group annuity channel was also impacted by the competitive market environment, along with other factors, in 2024. Since entering the pension group annuity market in 2017, we have closed 49 deals resulting in the issuance or reinsurance of group annuities of $52.6 billion with more than 555,000 plan participants as of September 30, 2024. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of the economic interests. Effective October 1, 2024, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 63%, with ALRe owning the remaining 37% of the economic interests. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

These stockholder-friendly, strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of September 30, 2024, we estimate that we had approximately $8.4 billion in capital available to deploy, consisting of approximately $2.0 billion in excess equity capital, $2.9 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $3.5 billion in available undrawn capital at ACRA.

Athene Annuity & Life Company (AAIA) and Athene Annuity & Life Assurance Company (AADE) Merger
As discussed previously in our 2023 Annual Report, on December 20, 2023, AAIA and AADE executed an agreement and plan of merger. On October 11, 2024, AADE merged with and into AAIA, with AAIA as the surviving entity following the receipt of all required regulatory approvals. The merger was completed to streamline the Company’s operational processes, enhance operational efficiency, and reduce administrative costs.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. US inflation has continued to ease in 2024 with the US Bureau of Labor Statistics reporting the annual US inflation rate decreased to 2.4% as of September 30, 2024, compared to 3.0% as of June 30, 2024. As a result of the continued decline in US inflation, in September 2024, the US Federal Reserve lowered the benchmark interest rate target range to 4.75% to 5.00% from a target range of 5.25% to 5.50%, marking the first cut in rates since the pandemic.

Equity market performance was strong during the third quarter of 2024. In the US, the S&P 500 Index increased by 5.5% during the quarter, following an increase of 3.9% in the second quarter of 2024. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.8% in the third quarter of 2024, following an increase of 3.0% in the second quarter of 2024. As of October 2024, the International Monetary Fund estimated that the US economy will expand by 2.8% in 2024 and 2.2% in 2025. The US Bureau of Labor Statistics reported that the US unemployment rate remained at 4.1% as of September 30, 2024. Oil finished the third quarter of 2024 down 16.4% from the second quarter of 2024.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar weakened in the third quarter of 2024 compared to the euro and Japanese yen. Relative to the US dollar, the euro appreciated 3.9% in the third quarter of 2024, after depreciating 0.7% in the second quarter of 2024. Relative to the US dollar, the Japanese yen appreciated 11.9% in the third quarter of 2024, after depreciating 5.9% in the second quarter of 2024. We generally undertake hedging activities to mitigate foreign exchange currency risk.

Interest Rate Environment

Rates decreased during the third quarter of 2024 with the US 10-year Treasury yield at 3.81% compared to 4.36% at the end of the second quarter of 2024, primarily due to the US Federal Reserve’s decision to lower the benchmark interest rate target range by 50 basis points at its September meeting.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of September 30, 2024, our net invested asset portfolio included $49.8 billion of floating rate investments, or 21% of our net invested assets, and our net reserve liabilities included $35.0 billion of floating rate liabilities at notional, or 15% of our net invested assets, resulting in $14.8 billion of net floating rate assets, or 6% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. See Note 7 – Long-duration Contracts to the condensed consolidated financial statements for policyholder account balances by range of guaranteed minimum crediting rates and the related distance to those respective guaranteed minimums. The policyholder account balances represent deferred annuities, funding agreements and other investment-type products. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures. Our funding agreements and other investment-type products, as well as our remaining liabilities associated with immediate annuities, pension group annuity obligations and life contracts, provide us little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution.

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

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $216.6 billion for the six months ended June 30, 2024, a 19.6% increase from the same time period in 2023, as higher interest rates resulted in continued growth in the US annuity market. In the total annuity market, for the six months ended June 30, 2024 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $18.7 billion, translating to an 8.6% market share. For the six months ended June 30, 2023, we were the largest provider of annuities based on sales of $15.5 billion, translating to an 8.5% market share.

According to LIMRA, total fixed annuity market sales in the US were $156.7 billion for the six months ended June 30, 2024, a 17.6% increase from the same time period in 2023. In the total fixed annuity market, for the six months ended June 30, 2024 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $18.2 billion, translating to an 11.6% market share. For the six months ended June 30, 2023, we were the largest provider of fixed annuities based on sales of $15.0 billion, translating to an 11.3% market share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed indexed annuity market sales in the US were $59.3 billion for the six months ended June 30, 2024, a 22.5% increase from the same time period in 2023. For the six months ended June 30, 2024 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $7.6 billion, translating to a 12.8% market share. For the six months ended June 30, 2023, we were the second largest provider of FIAs based on sales of $5.0 billion, translating to a 10.3% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the US were $30.8 billion for the six months ended June 30, 2024, a 41.7% increase from the same time period in 2023. For the six months ended June 30, 2024 (the most recent period for which specific market share data is available), we were the tenth largest provider of RILAs based on sales of $568 million, translating to a 1.8% market share. For the six months ended June 30, 2023, we were the eleventh largest provider of RILAs based on sales of $420 million, translating to a 1.9% market share. We believe RILAs represent a significant growth opportunity for Athene.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with US GAAP, we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant US GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments), which consists of investment gains (losses), net of offsets, and non-operating change in insurance liabilities and related derivatives, both defined below, as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with US GAAP and should not be viewed as a substitute for the corresponding US GAAP measures. See – Non-GAAP Measure Reconciliations for the appropriate reconciliations to the most directly comparable US GAAP measures.

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance including the impact of any reinsurance transactions and excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income available to AHL common stockholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the provision for credit losses and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than certain equity tranche securities) and mortgage loans, investments held under the fair value option, derivative gains and losses not hedging FIA index credits, all foreign exchange impacts and the change in provision for credit losses recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to the market value adjustments (MVA) associated with surrenders or terminations of contracts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Operating Expenses

Other operating expenses excludes interest expense, policy acquisition expenses, net of deferrals, integration, restructuring and other non-operating expenses, stock compensation and long-term incentive plan expenses and the proportionate share of the ACRA operating expenses associated with the noncontrolling interests. We believe a measure like other operating expenses is useful in analyzing the trends of our core business operations and profitability. While we believe other operating expenses is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for policy and other operating expenses presented under US GAAP.

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

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Revenues	$6,522	$1,436	$16,907	$18,182
Benefits and expenses	4,847	943	12,423	15,675
Income before income taxes	1,675	493	4,484	2,507
Income tax expense	191	162	659	458
Net income	1,484	331	3,825	2,049
Less: Net income (loss) attributable to noncontrolling interests	859	(155)	1,379	354
Net income attributable to Athene Holding Ltd. stockholders	625	486	2,446	1,695
Less: Preferred stock dividends	45	44	136	136
Net income available to Athene Holding Ltd. common stockholder	$580	$442	$2,310	$1,559

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

In this section, references to 2024 refer to the three months ended September 30, 2024 and references to 2023 refer to the three months ended September 30, 2023.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder increased by $138 million, or 31%, to $580 million in 2024 from $442 million in 2023. The increase in net income available to Athene Holding Ltd. common stockholder was primarily driven by a $5.1 billion increase in revenues, partially offset by a $3.9 billion increase in benefits and expenses, a $1.0 billion increase in net income attributable to noncontrolling interests and a $29 million increase in income tax expense.

Revenues

Revenues increased by $5.1 billion to $6.5 billion in 2024 from $1.4 billion in 2023. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in premiums and an increase in VIE investment related gains (losses), partially offset by a decrease in other revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment related gains (losses) increased by $4.2 billion to $1.5 billion in 2024 from $(2.6) billion in 2023, primarily due to the favorable change in fair value of mortgage loans, FIA hedging derivatives, reinsurance assets and trading securities, partially offset by unfavorable net foreign exchange impacts. The change in fair value of mortgage loans increased $1.7 billion, the change in fair value of reinsurance assets increased $1.5 billion and the change in fair value of trading securities increased $144 million, primarily driven by a decrease in US Treasury rates in 2024 compared to an increase in 2023. The change in fair value of FIA hedging derivatives increased $1.6 billion, primarily driven by favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 5.5% in 2024, compared to a decrease of 3.6% in 2023. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2024 compared to 2023.

Net investment income increased by $849 million to $3.8 billion in 2024 from $2.9 billion in 2023, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment. These increases were partially offset by higher investment management fees driven by the significant growth in our investment portfolio.

Premiums increased by $363 million to $389 million in 2024 from $26 million in 2023, primarily driven by a $294 million increase in pension group annuity premiums compared to 2023, as well as an increase in life premiums attributable to a block reinsurance transaction completed in the fourth quarter of 2023.

VIE investment related gains (losses) increased by $219 million to $469 million in 2024 from $250 million in 2023, primarily driven by unrealized gains on assets held by AAA and a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in US Treasury rates in 2024 compared to an increase in 2023.

Other revenues decreased by $560 million to $4 million in 2024 from $564 million in 2023, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement in 2023.

Benefits and Expenses

Benefits and expenses increased by $3.9 billion to $4.8 billion in 2024 from $943 million in 2023. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in future policy and other policy benefits, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization. Our annual unlocking of assumptions resulted in an increase in total benefits and expenses of $31 million compared to a decrease of $22 million in 2023. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits, compared to a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA in 2023.

Interest sensitive contract benefits increased by $2.3 billion to $2.6 billion in 2024 from $333 million in 2023, primarily driven by an increase in the change in our fixed indexed annuity reserves, significant growth in our deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to our existing blocks of business and an unfavorable change in unlocking. The change in our fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $1.5 billion was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 5.5% in 2024, compared to a decrease of 3.6% in 2023. The change in fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as 2024 experienced a decrease in discount rates compared to an increase in 2023. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2024 was $67 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2024 was $59 million favorable mainly due to updated economics and an increase in lapse assumptions, while 2023 unlocking was $74 million favorable mainly due to an increase in lapse assumptions.

Market risk benefits remeasurement (gains) losses increased by $965 million to $524 million in 2024 from $(441) million in 2023. The losses in 2024 compared to gains in 2023 were primarily driven by an unfavorable change in the fair value of market risk benefits, partially offset by a favorable change in unlocking. The change in fair value of market risk benefits was $1.0 billion unfavorable compared to 2023 due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This impact was partially offset by a favorable change in fair value of market risk benefits of $69 million related to the favorable equity market performance compared to 2023. The market risk benefits unlocking in 2024 was $62 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and enhanced income utilization assumptions, while 2023 unlocking was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future policy and other policy benefits increased by $425 million to $793 million in 2024 from $368 million in 2023, primarily driven by a $294 million increase in pension group annuity obligations compared to 2023 and an increase in the change in the AmerUs Closed Block fair value liability, partially offset by a favorable change in unlocking. The change in the AmerUs Closed Block fair value liability was primarily due to a decrease in US Treasury rates in 2024 compared to an increase in 2023. Unlocking in 2024 was $60 million favorable consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to favorable projected mortality lowering future benefit payments, partially offset by an increase in the lump sum payment utilization assumption. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Policy and other operating expenses increased by $215 million to $687 million in 2024 from $472 million in 2023, primarily driven by the recognition of $172 million of expense related to estimated guaranty association assessments we expect to be levied against us in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies, as well as an increase in general operating expenses attributable to growth in the business.

DAC, DSI and VOBA amortization increased by $33 million to $244 million in 2024 from $211 million in 2023, primarily due to growth in our retail channel, partially offset by lower VOBA amortization and a favorable change in unlocking. Unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and an increase in lapse assumptions, while unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting.

Income Tax Expense

Income tax expense increased by $29 million to $191 million in 2024 from $162 million in 2023, primarily driven the favorable changes in the fair value of mortgage loans and reinsurance assets as well as the increase in net investment income, partially offset by an increase in income attributable to the noncontrolling interests, additional policyholder and other reserve liability costs and the gain on the settlement of the VIAC recapture agreement in 2023. Our effective tax rate in the third quarter of 2024 was 11% compared to 33% in 2023. The income tax expense was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of noncontrolling interests.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased by $1.0 billion to $859 million in 2024 from $(155) million in 2023, primarily due to the favorable change in fair value of reinsurance assets related to a decrease in US Treasury rates in 2024 compared to an increase in 2023, an increase in income attributable to the ACRA 2 noncontrolling interest related to the 10% increase in ADIP II’s ownership of ACRA 2 effective December 31, 2023, and a higher allocation of income to the AAA noncontrolling interest driven by the continued increase in the noncontrolling interest ownership of AAA.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

In this section, references to 2024 refer to the nine months ended September 30, 2024 and references to 2023 refer to the nine months ended September 30, 2023.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder increased by $751 million, or 48%, to $2.3 billion in 2024 from $1.6 billion in 2023. The increase in net income available to Athene Holding Ltd. common stockholder was primarily driven by a $3.3 billion decrease in benefits and expenses, partially offset by a $1.3 billion decrease in revenues, a $1.0 billion increase in net income attributable to noncontrolling interests and a $201 million increase in income tax expense.

Revenues

Revenues decreased by $1.3 billion to $16.9 billion in 2024 from $18.2 billion in 2023. The decrease was primarily driven by a decrease in premiums and a decrease in other revenues, partially offset by an increase in investment related gains (losses), an increase in net investment income and an increase in VIE investment related gains (losses).

Premiums decreased by $8.0 billion to $1.2 billion in 2024 from $9.2 billion in 2023, primarily driven by an $8.2 billion decrease in pension group annuity premiums compared to 2023, partially offset by an increase in life premiums attributable to a block reinsurance transaction completed in the fourth quarter of 2023.

Other revenues decreased by $575 million to $9 million in 2024 from $584 million in 2023, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment related gains (losses) increased by $4.3 billion to $3.1 billion in 2024 from $(1.2) billion in 2023, primarily due to the change in fair value of FIA hedging derivatives, mortgage loans, reinsurance assets and trading securities, as well as a favorable change in the provision for credit losses, partially offset by unfavorable net foreign exchange impacts. The change in fair value of FIA hedging derivatives increased $2.0 billion, primarily driven by the favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 20.8% in 2024, compared to an increase of 11.7% in 2023. The change in fair value of mortgage loans increased $1.6 billion, the change in fair value of reinsurance assets increased $1.0 billion and the change in fair value of trading securities increased $79 million primarily driven by a decrease in US Treasury rates in 2024 compared to an increase in 2023. The favorable change in the provision for credit losses of $123 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2024 compared to 2023.

Net investment income increased by $2.5 billion to $10.6 billion in 2024 from $8.1 billion in 2023, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months, higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment and higher floating rate income. These increases were partially offset by higher investment management fees driven by the significant growth in our investment portfolio.

VIE investment related gains (losses) increased by $365 million to $1.1 billion in 2024 from $744 million in 2023, primarily driven by unrealized gains on assets held by AAA and a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in US Treasury rates in 2024 compared to an increase in 2023.

Benefits and Expenses

Benefits and expenses decreased by $3.3 billion to $12.4 billion in 2024 from $15.7 billion in 2023. The decrease was primarily driven by a decrease in future policy and other policy benefits, partially offset by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization. Our annual unlocking of assumptions resulted in an increase in total benefits and expenses of $31 million compared to a decrease of $22 million in 2023. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits, compared to a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA in 2023.

Future policy and other policy benefits decreased by $7.9 billion to $2.4 billion in 2024 from $10.3 billion in 2023, primarily driven by an $8.2 billion decrease in pension group annuity obligations compared to 2023 and a favorable change in unlocking, partially offset by a $211 million increase in accrued interest and an increase in the change in the AmerUs Closed Block fair value liability. The increase in accrued interest was primarily attributable to a larger outstanding balance in 2024 compared to 2023. The change in the AmerUs Closed Block fair value liability was primarily due to a decrease in US Treasury rates in 2024 compared to an increase in 2023. Unlocking in 2024 was $60 million favorable consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to favorable projected mortality lowering future benefit payments, partially offset by an increase in the lump sum payment utilization assumption. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Interest sensitive contract benefits increased by $3.7 billion to $7.3 billion in 2024 from $3.6 billion in 2023, primarily driven by an increase in the change in our fixed indexed annuity reserves, significant growth in our deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to our existing blocks of business, increased costs on floating rate funding agreements and an unfavorable change in unlocking. The change in our fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $993 million was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 20.8% in 2024, compared to an increase of 11.7% in 2023. The change in fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as 2024 experienced a decrease in discount rates compared to an increase in 2023. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2024 was $67 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2024 was $59 million favorable mainly due to updated economics and an increase in lapse assumptions, while 2023 unlocking was $74 million favorable mainly due to an increase in lapse assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market risk benefits remeasurement (gains) losses increased by $520 million to $354 million in 2024 from $(166) million in 2023. The losses in 2024 compared to gains in 2023 were primarily driven by an unfavorable change in the fair value of market risk benefits, partially offset by a favorable change in unlocking. The change in fair value of market risk benefits was $573 million unfavorable compared to 2023 due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This impact was partially offset by a favorable change in the fair value of market risk benefits of $89 million related to the favorable equity market performance compared to 2023. The market risk benefits unlocking in 2024 was $62 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and enhanced income utilization assumptions, while 2023 unlocking was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions.

Policy and other operating expenses increased by $294 million to $1.7 billion in 2024 from $1.4 billion in 2023, primarily driven by the recognition of $172 million of expense related to estimated guaranty association assessments we expect to be levied against us in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies, as well as an increase in general operating expenses attributable to growth in the business.

DAC, DSI and VOBA amortization increased by $176 million to $678 million in 2024 from $502 million in 2023, primarily due to growth in our retail channel, partially offset by a favorable change in unlocking. Unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and an increase in lapse assumptions, while unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting.

Income Tax Expense

Income tax expense increased by $201 million to $659 million in 2024 from $458 million in 2023, primarily driven by the favorable change in fair value of reinsurance assets and mortgage loans as well as an increase in net investment income, partially offset by an increase in income attributable to the noncontrolling interests, additional policyholder and other reserve liability costs and the gain on the settlement of the VIAC recapture agreement in 2023. Our effective tax rate in 2024 was 15% compared to 18% in 2023. The income tax expense was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of noncontrolling interests.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased by $1.0 billion to $1.4 billion in 2024 from $354 million in 2023, primarily due to the favorable change in fair value of reinsurance assets related to a decrease in US Treasury rates in 2024 compared to an increase in 2023, an increase in income attributable to the ACRA 2 noncontrolling interest, which was established in the third quarter of 2023, with ADIP II increasing its ownership stake in ACRA 2 to 60% effective December 31, 2023, and a higher allocation of income to the AAA noncontrolling interest driven by the continued increase in the noncontrolling interest ownership of AAA.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Fixed income and other net investment income	$2,807	$2,236	$7,897	$6,402
Alternative net investment income	236	230	670	674
Net investment earnings	3,043	2,466	8,567	7,076
Strategic capital management fees	27	19	76	49
Cost of funds	(1,983)	(1,384)	(5,586)	(4,056)
Net investment spread	1,087	1,101	3,057	3,069
Other operating expenses	(114)	(123)	(346)	(367)
Interest and other financing costs	(118)	(106)	(328)	(344)
Spread related earnings	$855	$872	$2,383	$2,358

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

In this section, references to 2024 refer to the three months ended September 30, 2024 and references to 2023 refer to the three months ended September 30, 2023.

Spread Related Earnings

SRE decreased by $17 million, or 2%, to $855 million in 2024 from $872 million in 2023. The decrease in SRE was primarily driven by higher cost of funds and interest and other financing costs, partially offset by higher net investment earnings and strategic capital management fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of funds increased $599 million, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by a favorable change in unlocking as well as a favorable impact to pension group annuity balances related to a refinement in methodology. Unlocking, net of the noncontrolling interests, was favorable $16 million primarily related to favorable projected mortality lowering future benefit payments, updated economics and favorable changes in lapse and enhanced income utilization assumptions. These impacts were largely offset by an increase in the income rider utilization assumption increasing projected claims, an increase in the lump sum payment utilization assumption and changes to projected interest crediting. Unlocking, net of the noncontrolling interests, in 2023 was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions, as well as higher interest rates and favorable mortality experience lowering future benefit payments.

Interest and other financing costs increased $12 million related to interest expense on our debt issuances in the fourth quarter of 2023 and the first quarter of 2024, partially offset by lower interest expense resulting from a decrease in short-term repurchase agreements outstanding in 2024 compared to 2023.

Net investment earnings increased $577 million, primarily driven by $30.5 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and an increase in alternative net investment income. The increase in alternative net investment income compared to 2023 was primarily driven by favorable performance within strategic origination platforms and credit, largely offset by less favorable performance within equity and retirement services platforms. The increase in income from strategic origination platforms was mainly attributable to a Wheels valuation increase in 2024, unfavorable performance from Aqua Finance, Inc. (Aqua Finance) in 2023 related to macroeconomic headwinds for consumer loan origination and favorable performance from other strategic origination platforms related to the funding of recent investments. The decrease in income from equity was largely driven by underperformance within private equity and real assets compared to 2023, while the decrease in income from retirement services platforms was primarily related to continued inflationary and regulatory pressures impacting the valuation of Athora.

Strategic capital management fees increased $8 million due to additional fees received from ADIP II related to new business ceded to ACRA 2 over the previous twelve months as well as the 10% increase in ADIP II’s ownership of ACRA 2 effective December 31, 2023.

Net Investment Spread

	Three months ended September 30,
	2024	2023
Fixed income and other net investment earned rate	4.96%	4.58%
Alternative net investment earned rate	8.19%	7.75%
Net investment earned rate	5.12%	4.76%
Strategic capital management fees	0.05%	0.04%
Cost of funds	(3.34)%	(2.67)%
Net investment spread	1.83%	2.13%

Net investment spread decreased 30 basis points to 1.83% in 2024 from 2.13% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 67 basis points to 3.34% in 2024 from 2.67% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by a favorable change in unlocking, as well as a favorable impact to pension group annuity balances related to a refinement in methodology.

Net investment earned rate increased 36 basis points to 5.12% in 2024 from 4.76% in 2023, primarily due to higher returns in both our fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.96% in 2024, an increase from 4.58% in 2023, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment. Alternative net investment earned rate was 8.19% in 2024, an increase from 7.75% in 2023, primarily driven by favorable performance within strategic origination platforms and credit, largely offset by less favorable performance within equity and retirement services platforms. The higher return on strategic origination platforms was mainly attributable to a Wheels valuation increase in 2024, unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination and favorable performance from other strategic origination platforms related to the funding of recent investments. The lower return on equity was largely driven by underperformance within private equity and real assets compared to 2023, while the lower return on retirement services platforms was primarily related to continued inflationary and regulatory pressures impacting the valuation of Athora.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The increase in adjustments to net income available to Athene Holding Ltd. common stockholder in 2024 compared to 2023 was primarily driven by an increase in investment gains (losses), net of offsets, partially offset by a decrease in non-operating change in insurance liabilities and related derivatives and an increase in integration, restructuring and other non-operating expenses. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in a decrease in our adjustments to net income (loss) available to AHL common stockholder of $11 million compared to an increase of $71 million in 2023. The 2024 unlocking was driven by $26 million unfavorable FIA embedded derivative unlocking, partially offset by $14 million favorable market risk benefits unlocking and $1 million favorable liability for future policy benefits unlocking, compared to $71 million favorable FIA embedded derivative unlocking in 2023.

Investment gains (losses), net of offsets, increased $1.3 billion, primarily due to the favorable changes in fair value of mortgage loans, reinsurance assets and trading securities, partially offset by the $441 million non-operating gain on the settlement of the VIAC recapture agreement in 2023, unfavorable net foreign exchange impacts and higher realized losses related to the sale of mortgage loans and corporate securities. The favorable changes in fair value of mortgage loans of $1.5 billion, reinsurance assets of $828 million and trading securities were primarily driven by a decrease in US Treasury rates in 2024 compared to an increase in 2023. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in comparison to 2023.

Non-operating change in insurance liabilities and related derivatives decreased $944 million, primarily due to the unfavorable change in fair value of market risk benefits and a decrease in net FIA derivatives. The $929 million unfavorable change in fair value of market risk benefits was primarily driven by a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, partially offset by favorable equity market performance compared to 2023 and a favorable change in unlocking. The fair value of market risk benefits unlocking, net of the noncontrolling interests, in 2024 was $14 million favorable primarily due to updated economics, while 2023 unlocking resulted in no market risk benefit impacts. The $55 million unfavorable change in net FIA derivatives was primarily driven by the change in discount rates used in our embedded derivative calculations as 2024 experienced a decrease in discount rates compared to an increase in 2023, and an unfavorable change in unlocking, largely offset by the performance of the equity indices to which our FIA policies are linked and the favorable impact of rates on policyholder projected benefits. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 5.5% in 2024, compared to a decrease of 3.6% in 2023. The fair value of FIA embedded derivative unlocking, net of the noncontrolling interests, in 2024 was $26 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $71 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions.

Integration, restructuring and other non-operating expenses increased $163 million, primarily due to the recognition of $172 million of expense related to estimated guaranty association assessments we expect to be levied against us in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

In this section, references to 2024 refer to the nine months ended September 30, 2024 and references to 2023 refer to the nine months ended September 30, 2023.

Spread Related Earnings

SRE increased by $25 million, or 1%, to $2.4 billion in 2024 from $2.4 billion in 2023. The increase in SRE was primarily driven by higher net investment earnings, higher strategic capital management fees and lower interest and other financing costs, partially offset by higher cost of funds.

Net investment earnings increased $1.5 billion, primarily driven by $23.9 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and higher floating rate income, partially offset by an increase in income attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023, as well as slightly lower alternative net investment income. The decrease in alternative net investment income compared to 2023 was primarily driven by less favorable performance within retirement services platforms and equity, largely offset by favorable performance within strategic origination platforms and credit. The decrease in income from retirement services platforms was primarily related to continued inflationary and regulatory pressures impacting the valuation of Athora, while the decrease in income from equity was largely driven by underperformance within private equity compared to 2023. The increase in income from strategic origination platforms was mainly attributable to a Wheels valuation increase in 2024, as well as unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination, partially offset by outsized performance from MidCap Financial in 2023.

Strategic capital management fees increased $27 million due to additional fees received from ADIP II as a result of the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023, as well as new business ceded to ACRA 2 over the previous twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and other financing costs decreased $16 million related to lower interest expense resulting from a decrease in short-term repurchase agreements outstanding in 2024 compared to 2023, partially offset by interest expense related to our debt issuances in the fourth quarter of 2023 and the first quarter of 2024.

Cost of funds increased $1.5 billion, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by an increase in costs attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023, as well as a favorable change in unlocking and a favorable impact to pension group annuity balances related to a refinement in methodology. Unlocking, net of the noncontrolling interests, was favorable $16 million primarily related to favorable projected mortality lowering future benefit payments, updated economics and favorable changes in lapse and enhanced income utilization assumptions. These impacts were largely offset by an increase in the income rider utilization assumption increasing projected claims, an increase in the lump sum payment utilization assumption and changes to projected interest crediting. Unlocking, net of the noncontrolling interests, in 2023 was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions, as well as higher interest rates and favorable mortality experience lowering future benefit payments.

Net Investment Spread

	Nine months ended September 30,
	2024	2023
Fixed income and other net investment earned rate	4.82%	4.40%
Alternative net investment earned rate	7.69%	7.46%
Net investment earned rate	4.96%	4.57%
Strategic capital management fees	0.04%	0.03%
Cost of funds	(3.24)%	(2.62)%
Net investment spread	1.76%	1.98%

Net investment spread decreased 22 basis points to 1.76% in 2024 from 1.98% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased by 62 basis points to 3.24% in 2024, from 2.62% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by an increase in costs attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023, as well as a favorable change in unlocking and a favorable impact to pension group annuity balances related to a refinement in methodology.

Net investment earned rate increased 39 basis points to 4.96% in 2024 from 4.57% in 2023, primarily due to higher returns in our fixed income portfolio and slightly favorable performance within our alternative investment portfolio, partially offset by an increase in income attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. Fixed income and other net investment earned rate was 4.82% in 2024, an increase from 4.40% in 2023, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and higher floating rate income. Alternative net investment earned rate was 7.69% in 2024, an increase from 7.46% in 2023, as slightly lower income was earned on average alternative net invested assets that decreased $432 million compared to 2023. The slightly lower alternative net investment income compared to 2023 was primarily driven by less favorable performance within retirement services platforms and equity, largely offset by favorable performance within strategic origination platforms and credit. The lower return on retirement services platforms was primarily related to continued inflationary and regulatory pressures impacting the valuation of Athora, while the lower return on equity was largely driven by underperformance within private equity compared to 2023. The higher return on strategic origination platforms was mainly attributable to a Wheels valuation increase in 2024, as well as unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination, partially offset by outsized performance from MidCap Financial in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The increase in adjustments to net income available to Athene Holding Ltd. common stockholder in 2024 compared to 2023 was primarily driven by an increase in investment gains (losses), net of offsets, partially offset by a decrease in non-operating change in insurance liabilities and related derivatives and an increase in integration, restructuring and other non-operating expenses. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in a decrease in our adjustments to net income (loss) available to AHL common stockholder of $11 million compared to an increase of $71 million in 2023. The 2024 unlocking was driven by $26 million unfavorable FIA embedded derivative unlocking, partially offset by $14 million favorable market risk benefits unlocking and $1 million favorable liability for future policy benefits unlocking, compared to $71 million favorable FIA embedded derivative unlocking in 2023.

Investment gains (losses), net of offsets, increased $1.3 billion, primarily due to the favorable changes in fair value of mortgage loans, reinsurance assets and trading securities as well as a favorable change in the provision for credit losses, partially offset by the $441 million non-operating gain on the settlement of the VIAC recapture agreement in 2023, unfavorable net foreign exchange impacts and higher realized losses related to the sale of mortgage loans and corporate securities. The favorable changes in fair value of mortgage loans of $1.4 billion, reinsurance assets of $557 million and trading securities were primarily due to a decrease in US Treasury rates in 2024 compared to an increase in 2023. The favorable change in the provision for credit losses of $135 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in comparison to 2023.

Non-operating change in insurance liabilities and related derivatives decreased $237 million, primarily due to the unfavorable change in fair value of market risk benefits, partially offset by the increase in net FIA derivatives. The $523 million unfavorable change in fair value of market risk benefits was primarily driven by a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, partially offset by favorable equity market performance compared to 2023 and a favorable change in unlocking. The fair value of market risk benefits unlocking, net of the noncontrolling interests, in 2024 was $14 million favorable primarily due to updated economics, while 2023 unlocking resulted in no market risk benefit impacts. The $206 million favorable change in net FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 20.8% in 2024, compared to an increase of 11.7% in 2023. The change in net FIA derivatives was also driven by the favorable impact of rates on policyholder projected benefits, partially offset by the unfavorable change in discount rates used in our embedded derivative calculations as 2024 experienced a decrease in discount rates compared to an increase in 2023, and unfavorable unlocking. The fair value of FIA embedded derivative unlocking, net of the noncontrolling interests, in 2024 was $26 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $71 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions.

Integration, restructuring and other non-operating expenses increased $167 million, primarily due to the recognition of $172 million of expense related to estimated guaranty association assessments we expect to be levied against us in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies.

Investment Portfolio
We had total investments, including related parties and consolidated VIEs, of $308.0 billion and $259.3 billion as of September 30, 2024 and December 31, 2023, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income includes management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base, sub-allocation and performance fees, of $327 million and $249 million, respectively, during the three months ended September 30, 2024 and 2023, and $920 million and $703 million, respectively, during the nine months ended September 30, 2024, and 2023. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $330 million and $275 million, respectively, for the three months ended September 30, 2024 and 2023, and $964 million and $836 million, respectively, for the nine months ended September 30, 2024, and 2023. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $242.7 billion and $217.4 billion as of September 30, 2024 and December 31, 2023, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

The following table presents the carrying values of our total investments, including related parties and consolidated VIEs:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$164,685	53.5%	$134,338	51.8%
Trading securities, at fair value	1,684	0.5%	1,706	0.7%
Equity securities	1,292	0.4%	1,293	0.5%
Mortgage loans, at fair value	58,587	19.0%	44,115	17.0%
Investment funds	107	—%	109	0.1%
Policy loans	320	0.1%	334	0.1%
Funds withheld at interest	21,231	6.9%	24,359	9.4%
Derivative assets	7,529	2.4%	5,298	2.1%
Short-term investments	614	0.2%	341	0.1%
Other investments	1,727	0.6%	1,206	0.5%
Total investments	257,776	83.6%	213,099	82.3%
Investments in related parties
AFS securities, at fair value	17,897	5.8%	14,009	5.4%
Trading securities, at fair value	619	0.2%	838	0.3%
Equity securities, at fair value	257	0.1%	318	0.1%
Mortgage loans, at fair value	1,345	0.4%	1,281	0.5%
Investment funds	1,604	0.5%	1,632	0.6%
Funds withheld at interest	5,444	1.8%	6,474	2.5%
Short-term investments	812	0.3%	947	0.4%
Other investments, at fair value	348	0.1%	343	0.1%
Total related party investments	28,326	9.2%	25,842	9.9%
Total investments, including related parties	286,102	92.8%	238,941	92.2%
Investments of consolidated VIEs
Trading securities, at fair value	2,379	0.8%	2,136	0.8%
Mortgage loans, at fair value	2,226	0.7%	2,173	0.8%
Investment funds, at fair value	17,135	5.6%	15,927	6.2%
Other investments, at fair value	159	0.1%	103	—%
Total investments of consolidated VIEs	21,899	7.2%	20,339	7.8%
Total investments, including related parties and consolidated VIEs	$308,001	100.0%	$259,280	100.0%

The increase in our total investments, including related parties and consolidated VIEs, as of September 30, 2024 of $48.7 billion compared to December 31, 2023 was primarily driven by significant growth from gross organic inflows of $56.8 billion in excess of gross liability outflows of $26.3 billion, unrealized gains on AFS securities during the nine months ended September 30, 2024 of $3.8 billion, as well as unrealized gains on mortgage loans and reinsurance assets attributable to a decrease in US Treasury rates and credit spread tightening in 2024, and an increase in derivative assets primarily related to the impact of favorable equity market performance in 2024 on our call options. Additionally, total investments, including related parties and consolidated VIEs, increased due to the issuance of debt in the first quarter of 2024, reinvestment

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of earnings and an increase in VIE investment funds attributable to favorable performance of the underlying assets within AAA in 2024 and net contributions from third-party investors into AAA, partially offset by our distribution of certain investments to AGM as a dividend and the resulting deconsolidation of Apollo Rose as a VIE.

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

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds or similar equity structures that employ various strategies including equity and credit funds. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of September 30, 2024, these investments totaled $45.9 billion, or 12.9% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination and retirement services platforms and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas, which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$5,444	1.5%	$6,474	2.2%
Securitizations of unaffiliated assets where Apollo is manager	19,382	5.5%	16,072	5.3%
Investments in Apollo funds	12,254	3.5%	10,683	3.6%
Strategic investments in Apollo direct origination platforms	6,435	1.8%	6,464	2.2%
Investments in retirement services platforms	2,267	0.6%	2,575	0.9%
Other	101	—%	81	—%
Total related party investments	$45,883	12.9%	$42,349	14.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2024, a $5.4 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of September 30, 2024, $31.2 billion, or 12.8% of our total net invested assets were related party investments. Of these, approximately $18.4 billion, or 7.6% of our net invested assets, were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $12.8 billion, or 5.2% of our net invested assets.

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$18,386	7.6%	$16,759	7.7%
Investments in Apollo funds	6,896	2.8%	5,928	2.7%
Strategic investments in Apollo direct origination platforms	3,691	1.5%	3,518	1.6%
Investments in retirement services platforms	2,203	0.9%	2,459	1.1%
Other	—	—%	13	—%
Total related party net invested assets	$31,176	12.8%	$28,677	13.1%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	September 30, 2024		December 31, 2023[1]
(In millions, except percentages)	Gross Invested Asset Value	Percent of Gross Invested Assets	Gross Invested Asset Value	Percent of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$24,255	7.7%	$21,550	7.7%
Investments in Apollo funds	9,222	2.9%	7,640	2.7%
Strategic investments in Apollo direct origination platforms	4,869	1.5%	5,089	1.8%
Investments in retirement services platforms	2,291	0.7%	2,539	0.9%
Other	—	—%	13	—%
Total related party gross invested assets	$40,637	12.8%	$36,831	13.1%

[1] Prior period amounts have been updated from previously reported amounts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2024
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$7,501	$—	$84	$(824)	$6,761	3.7%
US state, municipal and political subdivisions	1,175	—	2	(200)	977	0.5%
Foreign governments	2,088	—	44	(374)	1,758	1.0%
Corporate	95,432	(168)	1,309	(8,963)	87,610	48.0%
CLO	27,362	(1)	437	(188)	27,610	15.1%
ABS	22,488	(74)	500	(444)	22,470	12.3%
CMBS	9,704	(57)	112	(395)	9,364	5.1%
RMBS	8,502	(377)	338	(328)	8,135	4.4%
Total AFS securities	174,252	(677)	2,826	(11,716)	164,685	90.1%
AFS securities – related parties
Corporate	1,642	—	7	(35)	1,614	0.9%
CLO	5,763	—	41	(24)	5,780	3.2%
ABS	10,725	(1)	40	(261)	10,503	5.8%
Total AFS securities – related parties	18,130	(1)	88	(320)	17,897	9.9%
Total AFS securities, including related parties	$192,382	$(678)	$2,914	$(12,036)	$182,582	100.0%

	December 31, 2023
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399	3.6%
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046	0.7%
Foreign governments	2,083	—	71	(255)	1,899	1.3%
Corporate	88,343	(129)	830	(10,798)	78,246	52.8%
CLO	20,506	(2)	261	(558)	20,207	13.6%
ABS	13,942	(49)	120	(630)	13,383	9.0%
CMBS	7,070	(29)	52	(502)	6,591	4.4%
RMBS	8,160	(381)	252	(464)	7,567	5.1%
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338	90.5%
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352	0.9%
CLO	4,367	—	21	(120)	4,268	2.9%
ABS	8,665	(1)	34	(309)	8,389	5.7%
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009	9.5%
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$28,246	15.5%	$27,272	18.4%
Financial	34,195	18.7%	26,854	18.1%
Utilities	18,510	10.1%	16,048	10.9%
Communication	4,368	2.4%	5,063	3.4%
Transportation	3,905	2.2%	4,361	2.9%
Total corporate	89,224	48.9%	79,598	53.7%
Other government-related securities
US government and agencies	6,761	3.7%	5,399	3.6%
Foreign governments	1,758	1.0%	1,899	1.3%
US state, municipal and political subdivisions	977	0.5%	1,046	0.7%
Total non-structured securities	98,720	54.1%	87,942	59.3%
Structured securities
CLO	33,390	18.3%	24,475	16.5%
ABS	32,973	18.1%	21,772	14.7%
CMBS	9,364	5.1%	6,591	4.4%
RMBS
Agency	1,131	0.6%	962	0.6%
Non-agency	7,004	3.8%	6,605	4.5%
Total structured securities	83,862	45.9%	60,405	40.7%
Total AFS securities, including related parties	$182,582	100.0%	$148,347	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $182.6 billion and $148.3 billion as of September 30, 2024 and December 31, 2023, respectively. The increase was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains on AFS securities during the nine months ended September 30, 2024 of $3.8 billion attributable to a decrease in US Treasury rates and credit spread tightening in 2024.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	September 30, 2024			December 31, 2023
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$107,887	$102,381	56.1%	$88,673	$81,549	55.0%
2 A-C	78,153	74,486	40.8%	67,530	61,664	41.5%
Total investment grade	186,040	176,867	96.9%	156,203	143,213	96.5%
3 A-C	3,708	3,502	1.9%	3,869	3,544	2.4%
4 A-C	1,585	1,469	0.8%	1,144	1,013	0.7%
5 A-C	186	148	0.1%	178	129	0.1%
6	863	596	0.3%	622	448	0.3%
Total below investment grade	6,342	5,715	3.1%	5,813	5,134	3.5%
Total AFS securities, including related parties	$192,382	$182,582	100.0%	$162,016	$148,347	100.0%

A significant majority of our AFS portfolio, 96.9% and 96.5% as of September 30, 2024 and December 31, 2023, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$93,502	51.2%	$71,887	48.5%
BBB	70,025	38.4%	58,010	39.1%
Non-rated[1]	11,842	6.5%	11,427	7.7%
Total investment grade	175,369	96.1%	141,324	95.3%
BB	3,004	1.6%	3,421	2.3%
B	1,004	0.5%	826	0.6%
CCC	1,030	0.6%	1,037	0.6%
CC and lower	766	0.4%	739	0.5%
Non-rated[1]	1,409	0.8%	1,000	0.7%
Total below investment grade	7,213	3.9%	7,023	4.7%
Total AFS securities, including related parties	$182,582	100.0%	$148,347	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.9% and 4.7%, as of September 30, 2024 and December 31, 2023, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of each of September 30, 2024 and December 31, 2023, non-rated securities were comprised 64% of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 23% and 22%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of September 30, 2024 and December 31, 2023, 89% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $33.0 billion and $21.8 billion as of September 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$23,131	70.2%	$13,180	60.5%
2 A-C	8,935	27.1%	7,438	34.2%
Total investment grade	32,066	97.3%	20,618	94.7%
3 A-C	709	2.1%	802	3.7%
4 A-C	190	0.6%	257	1.2%
5 A-C	6	—%	4	—%
6	2	—%	91	0.4%
Total below investment grade	907	2.7%	1,154	5.3%
Total AFS ABS, including related parties	$32,973	100.0%	$21,772	100.0%

NRSRO rating agency designation
AAA/AA/A	$22,921	69.5%	$12,104	55.6%
BBB	9,032	27.4%	8,499	39.0%
Non-rated[1]	119	0.4%	15	0.1%
Total investment grade	32,072	97.3%	20,618	94.7%
BB	719	2.2%	824	3.8%
B	174	0.5%	236	1.1%
CCC	4	—%	4	—%
CC and lower	2	—%	4	—%
Non-rated[1]	2	—%	86	0.4%
Total below investment grade	901	2.7%	1,154	5.3%
Total AFS ABS, including related parties	$32,973	100.0%	$21,772	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2024 and December 31, 2023, a substantial majority of our AFS ABS portfolio, 97.3% and 94.7%, respectively, was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains attributable to a decrease in US Treasury rates and credit spread tightening in 2024.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $33.4 billion and $24.5 billion as of September 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$22,385	67.0%	$15,803	64.5%
2 A-C	10,872	32.6%	8,517	34.8%
Total investment grade	33,257	99.6%	24,320	99.3%
3 A-C	112	0.3%	137	0.6%
4 A-C	21	0.1%	18	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	133	0.4%	155	0.7%
Total AFS CLO, including related parties	$33,390	100.0%	$24,475	100.0%

NRSRO rating agency designation
AAA/AA/A	$22,385	67.0%	$15,803	64.5%
BBB	10,872	32.6%	8,517	34.8%
Non-rated	—	—%	—	—%
Total investment grade	33,257	99.6%	24,320	99.3%
BB	112	0.3%	137	0.6%
B	21	0.1%	18	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	133	0.4%	155	0.7%
Total AFS CLO, including related parties	$33,390	100.0%	$24,475	100.0%

As of September 30, 2024 and December 31, 2023, 99.6% and 99.3%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains attributable to a decrease in US Treasury rates and credit spread tightening in 2024.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $9.4 billion and $6.6 billion as of September 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$7,831	83.6%	$5,231	79.4%
2 A-C	935	10.0%	970	14.7%
Total investment grade	8,766	93.6%	6,201	94.1%
3 A-C	255	2.7%	231	3.5%
4 A-C	291	3.1%	93	1.4%
5 A-C	32	0.4%	30	0.5%
6	20	0.2%	36	0.5%
Total below investment grade	598	6.4%	390	5.9%
Total AFS CMBS	$9,364	100.0%	$6,591	100.0%

NRSRO rating agency designation
AAA/AA/A	$7,218	77.1%	$4,718	71.6%
BBB	947	10.1%	905	13.7%
Non-rated[1]	388	4.1%	230	3.5%
Total investment grade	8,553	91.3%	5,853	88.8%
BB	370	4.0%	497	7.5%
B	302	3.2%	142	2.2%
CCC	132	1.4%	97	1.5%
CC and lower	7	0.1%	2	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	811	8.7%	738	11.2%
Total AFS CMBS	$9,364	100.0%	$6,591	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2024 and December 31, 2023, 93.6% and 94.1%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 91.3% and 88.8%, as of September 30, 2024 and December 31, 2023, respectively, of securities were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains attributable to a decrease in US Treasury rates and credit spread tightening in 2024.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $8.1 billion and $7.6 billion as of September 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$6,996	86.0%	$6,645	87.9%
2 A-C	525	6.5%	245	3.2%
Total investment grade	7,521	92.5%	6,890	91.1%
3 A-C	247	3.0%	281	3.7%
4 A-C	205	2.5%	235	3.1%
5 A-C	55	0.7%	74	1.0%
6	107	1.3%	87	1.1%
Total below investment grade	614	7.5%	677	8.9%
Total AFS RMBS	$8,135	100.0%	$7,567	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,564	31.5%	$2,405	31.9%
BBB	768	9.5%	562	7.4%
Non-rated[1]	2,727	33.5%	2,356	31.1%
Total investment grade	6,059	74.5%	5,323	70.4%
BB	65	0.8%	101	1.3%
B	136	1.7%	124	1.7%
CCC	857	10.5%	915	12.1%
CC and lower	706	8.7%	715	9.4%
Non-rated[1]	312	3.8%	389	5.1%
Total below investment grade	2,076	25.5%	2,244	29.6%
Total AFS RMBS	$8,135	100.0%	$7,567	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 92.5% and 91.1% as of September 30, 2024 and December 31, 2023, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 74.5% and 70.4% of our RMBS portfolio as investment grade as of September 30, 2024 and December 31, 2023, respectively. The increase in our RMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains attributable to a decrease in US Treasury rates and credit spread tightening in 2024.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of September 30, 2024, our AFS securities, including related parties, had a fair value of $182.6 billion, which was 5.1% below amortized cost of $192.4 billion. As of December 31, 2023, our AFS securities, including related parties, had a fair value of $148.3 billion, which was 8.4% below amortized cost of $162.0 billion. Our fair value of AFS securities as of both September 30, 2024 and December 31, 2023 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	September 30, 2024
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$53,119	$(6,380)	$46,739	88.0%	$102,381	(6.2)%
2 A-C	38,902	(4,768)	34,134	87.7%	74,486	(6.4)%
Total investment grade	92,021	(11,148)	80,873	87.9%	176,867	(6.3)%
3 A-C	2,291	(217)	2,074	90.5%	3,502	(6.2)%
4 A-C	1,027	(71)	956	93.1%	1,469	(4.8)%
5 A-C	105	(22)	83	79.0%	148	(14.9)%
6	249	(120)	129	51.8%	596	(20.1)%
Total below investment grade	3,672	(430)	3,242	88.3%	5,715	(7.5)%
Total	$95,693	$(11,578)	$84,115	87.9%	$182,582	(6.3)%

	December 31, 2023
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$60,105	$(7,627)	$52,478	87.3%	$81,549	(9.4)%
2 A-C	47,893	(6,334)	41,559	86.8%	61,664	(10.3)%
Total investment grade	107,998	(13,961)	94,037	87.1%	143,213	(9.7)%
3 A-C	3,026	(283)	2,743	90.6%	3,544	(8.0)%
4 A-C	533	(61)	472	88.6%	1,013	(6.0)%
5 A-C	79	(25)	54	67.1%	129	(19.4)%
6	223	(38)	185	82.5%	448	(8.5)%
Total below investment grade	3,861	(407)	3,454	89.4%	5,134	(7.9)%
Total	$111,859	$(14,368)	$97,491	87.2%	$148,347	(9.7)%

The gross unrealized losses on AFS securities, including related parties, were $11.6 billion and $14.4 billion as of September 30, 2024 and December 31, 2023, respectively. The decrease in unrealized losses on AFS securities was primarily attributable to a decrease in US Treasury rates and credit spread tightening in 2024.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements.

As of September 30, 2024 and December 31, 2023, we held an allowance for credit losses on AFS securities of $678 million and $591 million, respectively. During the nine months ended September 30, 2024, we recorded an increase in the allowance for credit losses on AFS securities of $87 million, of which $91 million had an income statement impact and $(4) million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from corporate securities and CMBS. During the nine months ended September 30, 2023, we recorded an increase in provision for credit losses on AFS securities of $120 million, of which $89 million had an income statement impact and $31 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from the Silicon Valley Bank failure and deterioration in China’s residential real estate market. The intent-to-sell impairments for the nine months ended September 30, 2024 and 2023 were $24 million and $148 million, respectively. The decrease in our intent-to-sell impairments was primarily driven by the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of September 30, 2024 and December 31, 2023, 38% and 34%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	September 30, 2024			December 31, 2023
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$10,263	$10,387	14.8%	$7,350	$7,099	13.9%
Other Europe	16,487	15,502	22.2%	13,670	12,245	24.0%
Total Europe	26,750	25,889	37.0%	21,020	19,344	37.9%
Non-US North America	37,107	36,732	52.6%	24,041	23,044	45.1%
Australia & New Zealand	3,308	3,055	4.4%	3,504	3,153	6.2%
Asia/Pacific	2,119	1,892	2.7%	2,348	2,219	4.3%
Central & South America	1,561	1,407	2.0%	1,630	1,438	2.8%
Africa & Middle East	1,162	900	1.3%	2,276	1,911	3.7%
Total	$72,007	$69,875	100.0%	$54,819	$51,109	100.0%

Approximately 97.8% and 97.9% of these securities are investment grade by NAIC designation as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 28% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $4.7 billion as of each of September 30, 2024 and December 31, 2023, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Property type
Apartment	$11,556	18.6%	$9,591	20.2%
Office building	4,140	6.7%	4,455	9.4%
Industrial	6,144	9.9%	4,143	8.7%
Hotels	2,941	4.7%	2,913	6.1%
Retail	2,447	3.9%	2,158	4.5%
Other commercial	4,634	7.5%	3,352	7.0%
Total commercial mortgage loans	31,862	51.3%	26,612	55.9%
Residential loans	30,296	48.7%	20,957	44.1%
Total mortgage loans, including related parties and consolidated VIEs	$62,158	100.0%	$47,569	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $62.2 billion and $47.6 billion as of September 30, 2024 and December 31, 2023, respectively. This included $1.1 billion and $1.4 billion of mezzanine mortgage loans as of September 30, 2024 and December 31, 2023, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CML) on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our residential mortgage loan (RML) portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2024 and December 31, 2023, we had $1.0 billion and $543 million, respectively, of mortgage loans that were 90 days past due, of which $205 million and $125 million, respectively, were in the process of foreclosure. As of September 30, 2024 and December 31, 2023, $97 million and $124 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

Investment Funds

Our investment fund portfolio strategy primarily focuses on core holdings of strategic origination and retirement services platforms, equity and credit funds, and other funds. Strategic origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi credit and opportunistic credit funds focused on generating returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, impact investing platform, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, and in certain cases, these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	September 30, 2024		December 31, 2023[1]
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$107	0.6%	$109	0.6%
Investment funds – related parties
Strategic origination platforms	28	0.2%	32	0.2%
Retirement services platforms	1,287	6.8%	1,300	7.3%
Equity	264	1.4%	267	1.5%
Credit	16	0.1%	20	0.1%
Other	9	—%	13	0.1%
Total investment funds – related parties	1,604	8.5%	1,632	9.2%
Investment funds owned by consolidated VIEs
Strategic origination platforms	5,519	29.3%	4,987	28.2%
Retirement services platforms	—	—%	483	2.7%
Equity	7,837	41.6%	7,032	39.8%
Credit	3,077	16.3%	2,852	16.2%
Other	702	3.7%	573	3.3%
Total investment funds owned by consolidated VIEs	17,135	90.9%	15,927	90.2%
Total investment funds, including related parties and consolidated VIEs	$18,846	100.0%	$17,668	100.0%

[1] Prior period amounts have been reclassified to conform with the current year presentation as a result of aligning our investment fund categories to reflect our updated investment strategies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, total investment funds, including related parties and consolidated VIEs, were $18.8 billion and $17.7 billion, as of September 30, 2024 and December 31, 2023, respectively. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by favorable performance of the underlying assets within AAA in 2024 and net contributions from third-party investors into AAA, partially offset by the distribution of certain investments to AGM as a dividend and the resulting deconsolidation of Apollo Rose as a VIE.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, Lincoln and Jackson. As of September 30, 2024, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an AM Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
Corporate	$13,466	50.5%	$14,840	48.1%
ABS	2,996	11.2%	3,285	10.6%
CLO	1,610	6.0%	2,612	8.5%
CMBS	797	3.0%	688	2.2%
RMBS	540	2.0%	580	1.9%
Foreign governments	327	1.2%	328	1.1%
US state, municipal and political subdivisions	180	0.7%	188	0.6%
Mortgage loans	4,464	16.7%	5,277	17.1%
Investment funds	879	3.3%	827	2.7%
Equity securities	279	1.1%	351	1.1%
Short-term investments	357	1.4%	228	0.7%
Derivative assets	103	0.4%	113	0.4%
Cash and cash equivalents	803	3.0%	1,622	5.3%
Other assets and liabilities	(126)	(0.5)%	(106)	(0.3)%
Total funds withheld at interest, including related parties	$26,675	100.0%	$30,833	100.0%

As of September 30, 2024 and December 31, 2023, we held $26.7 billion and $30.8 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 95.1% and 95.0% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2024 and December 31, 2023, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, partially offset by unrealized gains during the nine months ended September 30, 2024 attributable to a decrease in US Treasury rates and credit spread tightening in 2024.

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

Net Invested Assets

The following summarizes our net invested assets:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$86,751	35.7%	$82,883	38.1%
CLO	25,200	10.4%	20,538	9.4%
Credit	111,951	46.1%	103,421	47.5%
CML	27,928	11.5%	25,977	11.9%
RML	25,144	10.4%	18,021	8.3%
RMBS	7,768	3.2%	7,795	3.6%
CMBS	7,436	3.1%	5,580	2.6%
Real estate	68,276	28.2%	57,373	26.4%
ABS	28,572	11.8%	22,202	10.2%
Alternative investments	11,356	4.7%	11,659	5.4%
State, municipal, political subdivisions and foreign government	3,259	1.3%	3,384	1.5%
Equity securities	2,095	0.9%	1,727	0.8%
Short-term investments	1,256	0.5%	1,048	0.5%
US government and agencies	4,955	2.0%	4,052	1.9%
Other investments	51,493	21.2%	44,072	20.3%
Cash and cash equivalents	8,354	3.4%	10,467	4.8%
Policy loans and other	2,589	1.1%	2,094	1.0%
Net invested assets	$242,663	100.0%	$217,427	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $242.7 billion and $217.4 billion as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, corporate securities included $27.7 billion of private placements, which represented 11.4% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $40.1 billion in excess of net liability outflows of $21.6 billion, reinvestment of earnings and the issuance of debt in the first quarter of 2024, partially offset by the distribution of certain investments to AGM as a dividend and a decrease in short-term repurchase agreements outstanding in 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	September 30, 2024		December 31, 2023[1]
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels	$571	5.0%	$691	5.9%
Redding Ridge	576	5.1%	571	4.9%
MidCap Financial	452	4.0%	524	4.5%
Aqua Finance	311	2.7%	215	1.8%
PK AirFinance	301	2.6%	244	2.1%
Foundation Home Loans	208	1.8%	242	2.1%
Other	509	4.5%	240	2.1%
Strategic origination platforms	2,928	25.7%	2,727	23.4%
Apollo and other investments
Real assets	1,735	15.3%	2,010	17.2%
Private equity	1,089	9.6%	1,159	9.9%
Structured equity and other	500	4.4%	368	3.2%
Equity	3,324	29.3%	3,537	30.3%
Credit	1,354	11.9%	1,559	13.4%
Liquid assets and other	1,148	10.1%	298	2.6%
Apollo and other investments	5,826	51.3%	5,394	46.3%
Total AAA	8,754	77.0%	8,121	69.7%
Retirement services
Athora	1,122	9.9%	1,106	9.5%
Venerable	180	1.6%	181	1.5%
Other	—	—%	1,014	8.7%
Retirement services	1,302	11.5%	2,301	19.7%
Apollo and other investments
Equity	973	8.6%	969	8.3%
Credit	293	2.6%	215	1.8%
Other[2]	34	0.3%	53	0.5%
Apollo and other investments	1,300	11.5%	1,237	10.6%
Total Non AAA	2,602	23.0%	3,538	30.3%
Net alternative investments	$11,356	100.0%	$11,659	100.0%

[1] Prior period amounts have been reclassified to conform with the current year presentation as a result of aligning our alternative investment categories to reflect our updated investment strategies.
[2] Other primarily includes royalties.

Net alternative investments were $11.4 billion and $11.7 billion as of September 30, 2024 and December 31, 2023, respectively, representing 4.7% and 5.4% of our net invested asset portfolio as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we held approximately 77% of our net alternative investments through AAA and had a gross ownership percentage in AAA of approximately 62%. The decrease in net alternative investments was primarily driven by the distribution of FWD and our Catalina common equity interests to AGM as a dividend, the sale of our Challenger Life Company Limited (Challenger) common equity interests and the reclassification of our remaining Catalina and Challenger redeemable preferred equity securities to fixed and other net invested assets. These impacts were partially offset by a contribution to AAA on September 30, 2024 as well as favorable performance of the underlying assets within AAA.

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

Our alternative investment in Athora had a carrying value of $1.1 billion as of each of September 30, 2024 and December 31, 2023, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of (0.72)% and 5.47% for the three months ended September 30, 2024 and 2023, respectively, and 1.71% and 8.20% for the nine months ended September 30, 2024 and 2023, respectively. Alternative investment income from Athora was $(1) million and $16 million for the three months ended September 30, 2024 and 2023, respectively, and $16 million and $68 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in alternative investment income for both periods was primarily driven by continued inflationary and regulatory pressures in 2024.

Non-GAAP Measure Reconciliations

The reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Net income available to Athene Holding Ltd. common stockholder	$580	$442	$2,310	$1,559
Preferred stock dividends	45	44	136	136
Net income (loss) attributable to noncontrolling interests	859	(155)	1,379	354
Net income	1,484	331	3,825	2,049
Income tax expense	191	162	659	458
Income before income taxes	1,675	493	4,484	2,507
Investment gains (losses), net of offsets	628	(663)	482	(829)
Non-operating change in insurance liabilities and related derivatives	(513)	431	363	600
Integration, restructuring and other non-operating expenses	(204)	(41)	(265)	(98)
Stock compensation expense	(12)	(13)	(36)	(42)
Preferred stock dividends	45	44	136	136
Noncontrolling interests – pre-tax income (loss) and VIE adjustments	876	(137)	1,421	382
Less: Total adjustments to income before income taxes	820	(379)	2,101	149
Spread related earnings	$855	$872	$2,383	$2,358

The reconciliation of total AHL stockholders’ equity to total adjusted AHL common stockholder’s equity is as follows:

(In millions)	September 30, 2024	December 31, 2023
Total AHL stockholders’ equity	$17,445	$13,838
Less: Preferred stock	3,154	3,154
Total AHL common stockholder’s equity	14,291	10,684
Less: Accumulated other comprehensive loss	(3,467)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,416)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(1,733)	(2,233)
Total adjusted AHL common stockholder’s equity	$20,907	$20,368

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt-to-capital ratio to adjusted senior debt-to-capital ratio is as follows:

(In millions, except percentages)	September 30, 2024	December 31, 2023
Total debt	$5,725	$4,209
Less: Subordinated debt	575	—
Less: Adjustment to arrive at notional debt	150	209
Notional senior debt	$5,000	$4,000

Total debt	$5,725	$4,209
Total AHL stockholders’ equity	17,445	13,838
Total capitalization	23,170	18,047
Less: Accumulated other comprehensive loss	(3,467)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,416)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(1,733)	(2,233)
Less: Adjustment to arrive at notional debt	150	209
Total adjusted capitalization	$29,636	$27,522

Debt-to-capital ratio	24.7%	23.3%
Accumulated other comprehensive loss	(2.9)%	(4.7)%
Accumulated change in fair value of reinsurance assets	(1.2)%	(1.6)%
Accumulated change in fair value of mortgage loan assets	(1.4)%	(1.9)%
Adjustment to exclude subordinated debt	(1.9)%	—%
Adjustment to arrive at notional debt	(0.4)%	(0.6)%
Adjusted senior debt-to-capital ratio	16.9%	14.5%

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	September 30, 2024	December 31, 2023
Total debt	$5,725	$4,209
Add: 50% of preferred stock	1,577	1,577
Less: 50% of subordinated debt	288	—
Less: Adjustment to arrive at notional debt	150	209
Adjusted leverage	$6,864	$5,577

Total debt	$5,725	$4,209
Total AHL stockholders’ equity	17,445	13,838
Total capitalization	23,170	18,047
Less: Accumulated other comprehensive loss	(3,467)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,416)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(1,733)	(2,233)
Less: Adjustment to arrive at notional debt	150	209
Total adjusted capitalization	$29,636	$27,522

Leverage ratio	38.3%	40.8%
Accumulated other comprehensive loss	(4.4)%	(8.2)%
Accumulated change in fair value of reinsurance assets	(1.8)%	(2.8)%
Accumulated change in fair value of mortgage loan assets	(2.2)%	(3.3)%
Adjustment to exclude 50% of preferred stock	(5.3)%	(5.6)%
Adjustment to exclude 50% of subordinated debt	(1.0)%	—%
Adjustment to arrive at notional debt	(0.4)%	(0.6)%
Adjusted leverage ratio	23.2%	20.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$3,777	6.35%	$2,928	5.65%	$10,578	6.13%	$8,052	5.21%
Change in fair value of reinsurance assets	(11)	(0.02)%	(42)	(0.08)%	(58)	(0.04)%	65	0.04%
VIE earnings and noncontrolling interests	362	0.61%	264	0.51%	930	0.54%	743	0.48%
Forward points adjustment on FX derivative hedges	30	0.05%	49	0.09%	113	0.06%	154	0.10%
Held-for-trading amortization	(30)	(0.05)%	(38)	(0.07)%	(73)	(0.04)%	(146)	(0.10)%
Reinsurance impacts	(54)	(0.09)%	(66)	(0.13)%	(173)	(0.10)%	(199)	(0.13)%
ACRA noncontrolling interests	(1,011)	(1.70)%	(676)	(1.30)%	(2,800)	(1.62)%	(1,628)	(1.05)%
Other	(20)	(0.03)%	47	0.09%	50	0.03%	35	0.02%
Total adjustments to arrive at net investment earnings/earned rate	(734)	(1.23)%	(462)	(0.89)%	(2,011)	(1.17)%	(976)	(0.64)%
Total net investment earnings/earned rate	$3,043	5.12%	$2,466	4.76%	$8,567	4.96%	$7,076	4.57%

Average net invested assets	$237,810		$207,312		$230,101		$206,241

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$4,847	8.15%	$943	1.83%	$12,423	7.20%	$15,675	10.12%
Premiums	(389)	(0.65)%	(26)	(0.05)%	(1,163)	(0.67)%	(9,163)	(5.92)%
Product charges	(267)	(0.45)%	(217)	(0.42)%	(756)	(0.44)%	(622)	(0.40)%
Other revenues	(4)	(0.01)%	(123)	(0.24)%	(9)	—%	(143)	(0.09)%
FIA option costs	410	0.69%	374	0.72%	1,204	0.70%	1,124	0.73%
Reinsurance impacts	(47)	(0.08)%	(41)	(0.08)%	(120)	(0.07)%	(116)	(0.07)%
Non-operating change in insurance liabilities and embedded derivatives	(1,252)	(2.11)%	969	1.87%	(2,965)	(1.72)%	(1,017)	(0.66)%
Policy and other operating expenses, excluding policy acquisition expenses	(573)	(0.96)%	(335)	(0.65)%	(1,307)	(0.76)%	(968)	(0.63)%
Forward points adjustment on FX derivative hedges	77	0.13%	44	0.08%	217	0.13%	83	0.05%
AmerUs Closed Block fair value liability	(55)	(0.09)%	52	0.10%	(27)	(0.02)%	27	0.02%
ACRA noncontrolling interests	(833)	(1.40)%	(311)	(0.60)%	(2,102)	(1.22)%	(977)	(0.63)%
Other	69	0.12%	55	0.11%	191	0.11%	153	0.10%
Total adjustments to arrive at cost of funds	(2,864)	(4.81)%	441	0.84%	(6,837)	(3.96)%	(11,619)	(7.50)%
Total cost of funds	$1,983	3.34%	$1,384	2.67%	$5,586	3.24%	$4,056	2.62%

Average net invested assets	$237,810		$207,312		$230,101		$206,241

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
US GAAP policy and other operating expenses	$687	$472	$1,653	$1,359
Interest expense	(142)	(113)	(373)	(360)
Policy acquisition expenses, net of deferrals	(114)	(137)	(346)	(391)
Integration, restructuring and other non-operating expenses	(204)	(41)	(265)	(98)
Stock compensation expenses	(12)	(13)	(36)	(42)
ACRA noncontrolling interests	(88)	(30)	(253)	(78)
Other	(13)	(15)	(34)	(23)
Total adjustments to arrive at other operating expenses	(573)	(349)	(1,307)	(992)
Other operating expenses	$114	$123	$346	$367
The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	September 30, 2024	December 31, 2023
Total investments, including related parties	$286,102	$238,941
Derivative assets	(7,529)	(5,298)
Cash and cash equivalents (including restricted cash)	14,551	14,781
Accrued investment income	2,695	1,933
Net receivable (payable) for collateral on derivatives	(4,194)	(2,835)
Reinsurance impacts	(4,284)	(572)
VIE assets, liabilities and noncontrolling interests	15,697	14,818
Unrealized (gains) losses	11,674	16,445
Ceded policy loans	(167)	(174)
Net investment receivables (payables)	(291)	11
Allowance for credit losses	689	608
Other investments	(11)	(41)
Total adjustments to arrive at gross invested assets	28,830	39,676
Gross invested assets	314,932	278,617
ACRA noncontrolling interests	(72,269)	(61,190)
Net invested assets	$242,663	$217,427

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	September 30, 2024	December 31, 2023
Investment funds, including related parties and consolidated VIEs	$18,846	$17,668
Equity securities	5	430
Certain equity securities included in AFS or trading securities	34	201
Investment funds within funds withheld at interest	879	827
Royalties	10	14
Net assets of the VIE, excluding investment funds	(4,768)	(4,508)
Unrealized (gains) losses	15	26
ACRA noncontrolling interests	(3,500)	(2,829)
Other assets	(165)	(170)
Total adjustments to arrive at net alternative investments	(7,490)	(6,009)
Net alternative investments	$11,356	$11,659

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	September 30, 2024	December 31, 2023
Total liabilities	$327,855	$279,344
Debt	(5,725)	(4,209)
Derivative liabilities	(2,758)	(1,995)
Payables for collateral on derivatives and short-term securities to repurchase	(5,286)	(4,370)
Other liabilities	(7,058)	(2,590)
Liabilities of consolidated VIEs	(1,363)	(1,115)
Reinsurance impacts	(11,196)	(8,574)
Policy loans ceded	(167)	(174)
Market risk benefit asset	(311)	(377)
ACRA noncontrolling interests	(68,092)	(56,651)
Total adjustments to arrive at net reserve liabilities	(101,956)	(80,055)
Net reserve liabilities	$225,899	$199,289

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but excludes pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of September 30, 2024 was $123.1 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of September 30, 2024 was $13.4 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our credit facility and liquidity facility. The credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the credit facility. The credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of September 30, 2024. We entered into a new liquidity facility on June 28, 2024, which replaced our previous agreement dated as of June 30, 2023. The liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The liquidity facility has a commitment termination date of June 27, 2025, subject to additional 364-day extensions, and was undrawn as of September 30, 2024. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of September 30, 2024 and December 31, 2023, approximately 81% and 79%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2024 and December 31, 2023, approximately 66% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of September 30, 2024, approximately 32% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 54% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of September 30, 2024 and December 31, 2023, respectively, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2024 and December 31, 2023, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $13.0 billion and $6.5 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2024, our total maximum borrowing capacity under the FHLB facilities was limited to $53.1 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2024, we had the ability to draw up to an estimated $16.2 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of September 30, 2024 and December 31, 2023, the payables for repurchase agreements were $2.7 billion and $3.9 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $2.8 billion and $4.1 billion, respectively. As of September 30, 2024, payables for repurchase agreements, based on original issuance, were comprised of no short-term and $2.7 billion long-term repurchase agreements. As of December 31, 2023, payables for repurchase agreements, based on original issuance, were comprised of $686 million short-term and $3.2 billion long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of September 30, 2024, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of September 30, 2024, we had no outstanding payables under this facility.

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2024	2023
Net income	$3,825	$2,049
Non-cash revenues and expenses	(2,335)	1,655
Net cash provided by operating activities	1,490	3,704
Sales, maturities and repayments of investments	45,052	20,337
Purchases of investments	(90,413)	(49,732)
Other investing activities	(47)	395
Net cash used in investing activities	(45,408)	(29,000)
Inflows on investment-type policies and contracts	57,013	35,168
Withdrawals on investment-type policies and contracts	(16,054)	(10,229)
Other financing activities	2,933	2,952
Net cash provided by financing activities	43,892	27,891
Effect of exchange rate changes on cash and cash equivalents	3	2
Net (decrease) increase in cash and cash equivalents[1]	$(23)	$2,597

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $1.5 billion and $3.7 billion for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2024 compared to 2023 was primarily driven by lower cash received from pension group annuity transactions, net of cash outflows, and an increase in cash paid for interest on funding agreements and other operating expenses, partially offset by an increase in net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $45.4 billion and $29.0 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2024 compared to 2023 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from strong organic growth compared to 2023 and a decrease in net investment payables, partially offset by an increase in sales, maturities and repayments of investments.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $43.9 billion and $27.9 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2024 compared to 2023 was primarily attributed to higher cash received from funding agreement and retail inflows, net of cash outflows, the issuance of $1.6 billion of debt in 2024, a favorable change in cash collateral posted by counterparties for derivative transactions related to more favorable equity market performance and the payment of less cash common stock dividends as 2024 included an assets in kind dividend of certain alternative investments to AGM in lieu of a cash dividend in the third quarter and 2023 included the payment of the fourth quarter 2022 common stock dividend. These increases were partially offset by a capital contribution of $1.25 billion from AGM in 2023 related to the net proceeds from its mandatory convertible preferred stock offering, a decrease in net capital contributions from noncontrolling interests and an increase in the repayment of short-term and long-term repurchase agreements in 2024 compared to 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of September 30, 2024:

	Payments Due by Period
(In millions)	2024	2025-2026	2027-2028	2029 and thereafter	Total
Interest sensitive contract liabilities	$3,535	$45,833	$71,780	$124,288	$245,436
Future policy benefits	802	6,008	5,665	40,487	52,962
Market risk benefits	—	—	—	6,234	6,234
Other policy claims and benefits	107	—	—	—	107
Dividends payable to policyholders	2	16	14	60	92
Debt[1]	77	585	1,565	8,891	11,118
Securities to repurchase[2]	36	1,618	1,300	—	2,954
Total	$4,559	$54,060	$80,324	$179,960	$318,903

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2024 interest rate.

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

In exchange for the purchase price, Atlas originally received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. Atlas will earn total fees of $0.4 billion under the terms of the investment management agreement with CS, including management fees and transition and termination payments. Finally, Atlas also benefits generally from the net spread earned on its assets in excess of its cost of financing.

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

During the third quarter of 2024, we declared dividends on our outstanding common stock, which were provided to AGM in the form of assets in kind valued at an aggregate amount of $499 million. In addition to the third quarter dividend, we have paid $374 million in common stock cash dividends for the nine months ended September 30, 2024.

We declared and paid common stock cash dividends of $188 million and $750 million for the three months ended September 30, 2023 and the nine months ended September 30, 2023, respectively, including payment of the fourth quarter dividend from 2022 in the first quarter of 2023.

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

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of September 30, 2024 (in millions, except percentages):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the fourth quarter of 2024, we issued $600 million of 6.625% Fixed-Rate Reset Junior Subordinated Debentures due October 15, 2054. We intend to use the net proceeds of this issuance for general corporate purposes, which may include future redemption or repurchase of our $600 million 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Series C Preferred Stock. See Note 8 – Debt to the condensed consolidated financial statements and Note 12 – Debt to the consolidated financial statements in our 2023 Annual Report for further information on debt.

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of September 30, 2024 (in millions, except share, per share data and percentages):

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

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of September 30, 2024.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of September 30, 2024 and December 31, 2023, the revolving note payable had an outstanding balance of $1.9 billion and $486 million, respectively.

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

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $14.6 billion and $14.8 billion as of December 31, 2023 and 2022, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency and maintain minimum economic balance sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. For the Bermuda group, which includes the capital and surplus of AARe and all of its subsidiaries, including Athene Annuity & Life Assurance Company (AADE) and its subsidiaries, EBS capital and surplus was $26.6 billion and $21.9 billion, resulting in a Bermuda Solvency Capital Requirement (BSCR) ratio of 291% and 278% as of December 31, 2023 and 2022, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2023 and 2022, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2023 and 2022, our Bermuda RBC ratio was 400% and 407%, respectively. The Bermuda RBC ratio is calculated using Bermuda capital and applying the NAIC RBC factors on an aggregate basis with certain adjustments made by management as described in the glossary. The statutory capital and surplus and RBC of our Bermuda insurance companies presented herein exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT. We are currently

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of our Bermuda insurance companies.

As of December 31, 2023 and 2022, our consolidated statutory capital and surplus in the aggregate was $21.8 billion and $20.1 billion, respectively, and our consolidated RBC ratio was 412% and 416%, respectively. Our consolidated regulatory capital represents the aggregate capital of our US and Bermuda insurance entities, determined with respect to each insurance entity by applying the statutory accounting principles applicable to each such entity with adjustments made to, among other things, assets and expenses at the holding company level. The consolidated RBC ratio is calculated by aggregating US RBC and Bermuda RBC. See Glossary of Selected Terms – Consolidated RBC for further information.

ACRA 1 – ACRA 1 provided us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA 1 provided a capital source to fund both our inorganic and organic channels.

ACRA 2 – Similar to ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. ACRA 2 is partially owned by ADIP II, a fund managed by Apollo. Effective October 1, 2024, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 63%, with ALRe owning the remaining 37%. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of September 30, 2024, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2023, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of September 30, 2024, the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $8.4 billion, net of the amount attributable to the noncontrolling interests. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of September 30, 2024, when compared to December 31, 2023, was driven by the decrease in our net floating rate position related to hedging actions as well as additional issuances of floating rate funding agreements in 2024.

With the implementation of the Long Duration Targeted Improvements accounting standard, changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected GLWB and GMDB rider benefits, included within our market risk benefit reserve, are amortized within cost of funds in spread related earnings over the life of the business. Assuming a parallel increase in interest rates of 25 basis points, the estimated impact to spread related earnings over a 12-month period related to market risk benefits would be an increase of approximately $30 – $50 million, and a parallel decrease in interest rates of 25 basis points would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income before income taxes” in our reconciliation between net income available to AHL common stockholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of September 30, 2024, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to our retail business. We cannot assure you that our insurance coverage will be adequate to cover all liabilities arising out of such claims. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceeding or claim brought against us will not have a material effect on our financial condition, results of operations or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Change of Registered Agent And/Or Registered Office, dated as of August 26, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 6, 2024).
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: November 6, 2024	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)