Form 10-K
period 2024-12-31
Athene Holding Ltd.
filed 2025-02-24
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 21, 2025, 203,805,432 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	223

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

We caution you that the important factors referenced above may not be exhaustive. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect or anticipate. In light of these risks, you should not place undue reliance on any forward-looking statements contained in this report. Unless an earlier date is specified, the forward-looking statements included in this report are made only as of the date that this report was filed with the US Securities and Exchange Commission (SEC). We undertake no obligation, except as may be required by law, to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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
•From time to time we may pursue acquisitions and block reinsurance transactions, and our ability to consummate these transactions on economically advantageous terms acceptable to us in the future is unknown.
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
•We are subject to significant operating and financial restrictions imposed by our credit agreements and certain letters of credit, and we are also subject to certain operating restrictions imposed by the indentures to which we are a party.
•We are subject to risks associated with pandemics, epidemics, disease outbreaks and other public health crises which could impact our business, financial condition and results of operations in the future.
•Artificial intelligence could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.
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
•The tax treatment of our structure is complex and may be subject to change as a result of new laws or regulations or differing interpretations of existing laws and regulations, under audit or otherwise, potentially on a retroactive basis.
•Our ownership of certain non-US entities could cause us to be subject to US federal income tax in amounts greater than expected, which could adversely affect the value of your investment.
•AHL may be subject to UK taxation by reason of its historic UK tax residency or as a result of ceasing to be a UK tax resident.
•The Base Erosion and Anti-Abuse Tax (BEAT) may significantly increase our tax liability.
•Changes in tax law could adversely impact our earnings.
•There is US income tax risk associated with reinsurance between US insurance companies and their Bermuda affiliates.
•The recently enacted Bermuda Corporate Income Tax Act 2023, or other changes in Bermuda tax laws, may negatively affect our earnings and results from operations.
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
•Our business may be the target or subject of, and we may be required to defend against or respond to, litigation, regulatory investigations, enforcement actions or reputational harm.

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

Athora	Athora Holding Ltd.
AUSA	Athene USA Corporation
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
US Treasury	United States Department of the Treasury
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the NAIC
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries as reported in the Bermuda statutory financial statements and applying US statutory accounting principles for policyholder reserve liabilities which are subjected to US cash flow testing requirements, excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves. There are certain Bermuda statutory accounting differences, primarily (1) marking to market of inception date investment gains or losses relating to reinsurance transactions and (2) admission of certain deferred tax assets, that may from time to time result in material differences from the calculation of statutory capital under US statutory accounting principles.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC Ratio.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities as well as surplus assets. Gross invested assets include (a) total investments on the consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMA	Investment management agreement
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and block reinsurance outflows.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance

Term or Acronym	Definition
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	Represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets include (a) total investments on the consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) forward points gains and losses on foreign exchange derivative hedges, (c) amortization of premium/discount on held-for-trading securities, (d) the change in fair value of reinsurance assets, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AAIA, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

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

Apollo’s asset management expertise supports the sourcing and underwriting of assets for our portfolio. We are invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We establish risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, we manage the risk of rising interest rates by strategically allocating a meaningful portion of our investment portfolio into floating rate securities. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. We also maintain holdings in less interest rate-sensitive investments, including collateralized loan obligations (CLO), non-agency residential mortgage-backed securities (RMBS) and various types of structured products, consistent with our strategy of pursuing incremental yield by assuming liquidity and complexity risk, rather than assuming incremental credit risk.

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

On October 11, 2024, Athene Annuity & Life Assurance Company (AADE) merged with and into Athene Annuity & Life Company (AAIA), with AAIA as the surviving entity following the receipt of all required regulatory approvals. The merger was completed to streamline our operational processes, enhance operational efficiency, and reduce administrative costs.

On December 31, 2023, Athene Holding Ltd. (AHL) completed the redomestication of its jurisdiction of organization from Bermuda to the State of Delaware, thereby discontinuing its existence as a Bermuda exempted company and continuing its existence as a corporation organized in the State of Delaware.

Relationship with Apollo

We are a subsidiary of AGM. Through this relationship, Apollo allows us to leverage the scale of its asset management platform to source attractive assets for our investment portfolio. In addition to co-founding the Company, Apollo assists us in identifying and capitalizing on acquisition and block reinsurance opportunities that have helped us significantly grow our business. Six of our twelve directors are employees of or consultants to Apollo, including our Chairman, Chief Executive Officer and Chief Investment Officer, who is also a member of the board of directors and an executive officer of Apollo, and the Chief Executive Officer of Apollo Insurance Solutions Group LP (ISG), our investment manager and a subsidiary of AGM. See Item 1A. Risk Factors–Risks Relating to Our Relationship with Apollo–There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred stock and Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 1.    Business
Growth Strategy

The key components of our long-term growth strategy are as follows:

•Expand Our Organic Distribution Channels – We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels with a focus on international expansion, particularly in Asia. These organic channels generally allow us to adjust our product mix to originate liabilities that meet our return targets in diverse market environments.

We expect our retail channel to continue to benefit from our credit profile, strong financial position, suite of capital-efficient products and product design capabilities. We believe that this should support growth in sales at our desired cost of funds through increased volumes in each of our existing retail channels, including via expanding our bank and broker-dealer networks, as well as entering new markets such as defined contribution plans. However, we do not seek to achieve volume growth at the expense of profitability. As a result, we adjust our retail pricing more rapidly for changes in asset yields than many of our peers.

Within our flow reinsurance channel, we expect our credit profile and growing reputation as a valuable reinsurance counterparty will enable us to attract additional flow reinsurance partners and maintain or increase our flow reinsurance volumes with existing counterparties. Our ability to provide attractive solutions to reinsurance partners was demonstrated by our entry into the Japanese and other Asia-Pacific markets and the establishment of several partnerships with Japanese, other Asia-Pacific and US financial institutions over the past several years. Similar to our retail channel, we do not seek to achieve volume growth at the expense of profitability and therefore tend to respond more rapidly to adjust our pricing for changes in asset yields than many of our peers.

We expect to grow our institutional channel by continuing to engage in programmatic issuances of funding agreements and pursuing additional pension group annuity transactions. Our demonstrated ability to create customized solutions for pension group annuity counterparties seeking to reduce or eliminate their exposure to pension obligations will continue to allow us to be active in this channel. Going forward, we expect to build on our growth in the US and explore options for transactions in other jurisdictions.

•Pursue Attractive Inorganic Growth Opportunities – We plan to continue leveraging our expertise in sourcing and evaluating inorganic transactions to grow our business profitably. We believe that our demonstrated ability to successfully consummate complex transactions, as well as our relationship with Apollo, provides us with distinct advantages relative to other acquisition and block reinsurance counterparty candidates. Furthermore, we have achieved sufficient scale to provide meaningful operational synergies for the businesses and blocks of business that we acquire and reinsure, respectively. Consequently, we believe we are often sought out by companies looking to restructure their businesses.

•Expand Our Product Offering – We seek to build products that meet our policyholders’ retirement savings objectives, such as accumulation, income and legacy planning. Our products are customized for each of the retail channels through which we distribute, including independent marketing organizations (IMOs), banks, and independent broker dealers, and represent innovative solutions that meet the needs of policyholders in each of these channels. We continue to release updated or new products to meet the evolving needs of policyholders. Our diverse Fixed Indexed Annuity (FIA) product offerings are complemented by a number of innovative custom indices, which allow our customers to gain access to sophisticated strategies that are designed for better performance within our products. During 2024, approximately 52% of sales went to custom indices that are only available through our products. In 2024, Athene was recognized for its indexed annuity lineup by winning “Best Fixed Indexed Annuity/Variable Indexed Annuity Carrier” from Structured Retail Products and “Best Carrier” from Structured Product Intelligence. In addition, we are creating products that capitalize on the capabilities of both Apollo and Athene and will facilitate Apollo’s distribution of these products.

•Leverage Our Merger with Apollo – We intend to continue leveraging our close relationship with Apollo to source high-quality assets with attractive risk-adjusted returns. Apollo’s global scale and reach provide us with broad market access across environments and geographies and allow us to actively source assets that exhibit our preferred risk and return characteristics. We will also continue to partner with Apollo’s portfolio of origination platforms, which provide us assets with higher spreads than those available in the public markets. See –Investment Management for more information regarding Apollo’s origination platforms. Our relationship with Apollo will allow us to continue to offer creative solutions to insurance companies seeking to restructure their businesses and may enable us opportunities to source additional volumes of attractively priced liabilities.

Finally, our relationship with Apollo will continue to provide us with access to on-demand capital through ACRA. We believe this capital will continue to be instrumental to executing our growth strategy. See –Capital for additional information regarding ACRA.

•Allocate Assets during Market Dislocations – As we have done successfully in the past, we plan to capitalize on future market dislocations to opportunistically reposition our portfolio to capture incremental yield. For example, regulatory changes in the wake of the financial crisis have made it more expensive for banks and other traditional lenders to hold certain illiquid and complex assets, notwithstanding the fact that these assets may have prudent credit characteristics. The repressed demand for these asset classes has provided opportunities for investors to acquire high-quality assets that offer attractive returns. For example, we see continuing opportunities as banks retreat from direct mortgage lending, structured and asset-backed products, and middle-market commercial loans. We intend to maintain a flexible approach to asset allocation, which will allow us to act quickly on similar opportunities that may arise in the future across a wide variety of asset types.

Item 1.    Business
•Maintain Risk Management Discipline – Our risk management strategy is to proactively manage our exposure to risks associated with interest rate duration, credit risk and structural complexity of our invested assets. We address interest rate duration and liquidity risks by managing the duration of the liabilities we source with the assets we acquire through asset liability management (ALM) modeling. We assess credit risk by modeling our liquidity and capital under a range of stress scenarios. We manage the risks related to the structural complexity of our invested assets through Apollo’s modeling efforts. The goal of our risk management discipline is to be able to continue to grow and achieve profitable results across various market environments. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information.

Products

We principally offer two product lines: annuities and funding agreements. Our primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions. We also offer funding agreements, including those issued to institutions via direct issuances and those issued to special-purpose unaffiliated trusts in connection with our funding agreement backed notes (FABN) and secured funding agreement backed repurchase agreement (FABR) programs.

The following summarizes our gross premiums and deposits by product, net of external ceded reinsurance:

	Years ended December 31,
(In millions)	2024	2023	2022
Annuities
Indexed	$13,877	$12,012	$11,212
Fixed rate	23,880	34,594	15,322
Pension group annuities	918	10,374	11,218
Payout	362	318	878
Total annuity products	39,037	57,298	38,630
Funding agreements[1]	28,748	7,193	10,039
Whole life and other	234	2,247	34
Gross premiums and deposits, net of external ceded reinsurance	$68,019	$66,738	$48,703

[1] Funding agreements are comprised of funding agreements issued under our FABN program, secured and other funding agreements, funding agreements issued to the Federal Home Loan Bank (FHLB) and long-term repurchase agreements.

Gross premiums and deposits are comprised of all products’ deposits, which generally are not included in revenues on the consolidated statements of income (loss), and premiums collected. Gross premiums and deposits include directly written business, flow reinsurance assumed as well as premiums and deposits generated from assumed block reinsurance transactions, net of those ceded through reinsurance to third-party reinsurers. Organic and inorganic inflows do not correspond to the gross premiums and deposits presented above as gross premiums and deposits include renewal deposits and annuitizations, as well as premiums and deposits from certain life and other products other than deferred annuities and institutional products, all of which are not included in our organic inflows.

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

Item 1.    Business
The following summarizes our net reserve liabilities by product:

	December 31,
(In millions, except percentages)	2024		2023
Annuities
Indexed annuities	$82,711	36.6%	$84,444	42.4%
Fixed rate annuities	62,705	27.8%	53,282	26.7%
Pension group annuities	24,986	11.1%	26,313	13.2%
Payout annuities	4,701	2.1%	4,897	2.4%
Total annuity products	175,103	77.6%	168,936	84.7%
Funding agreements[1]	47,384	21.0%	26,637	13.4%
Life and other	3,439	1.4%	3,716	1.9%
Total net reserve liabilities	$225,926	100.0%	$199,289	100.0%

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

Fixed Rate Annuities – Fixed rate annuities include annual reset annuities and multi-year guarantee annuities (MYGA). Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than at a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is typically guaranteed for one year. After such period, we have the ability to change the crediting rate at our discretion, generally once annually, to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at our discretion. After the initial crediting period, MYGAs can generally be reset annually. As of December 31, 2024, crediting rates on outstanding annual reset annuities primarily ranged from 0.5% to 6.0% and crediting rates on outstanding MYGAs primarily ranged from 0.25% to 6.20%.

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

Private Placement Variable Annuities (PPVA) – PPVAs are not registered with the SEC and currently are only offered by private placement to purchasers meeting both the requirements as a qualified purchaser and an accredited investor under applicable federal securities laws. Variable annuities allow policyholders to participate directly in the investment experience of the underlying investment vehicles offered through the product. In a variable annuity, the policyholder assumes the full investment risk of the investment options chosen. The product allows the policyholder to allocate their money to a variety of variable separate account divisions that invest in a suite of underlying investment options and the potential to accumulate cash value on a tax-deferred basis. Our PPVA product provides access to a suite of Apollo managed funds and other product offerings with no surrender charges and no guaranteed lifetime withdrawal benefit (GLWB) or guaranteed minimum death benefit (GMDB) features. We generate income on our PPVA product by collecting a management fee that is a function of the policyholder’s account value.

Item 1.    Business
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

Income riders, particularly on FIAs, have become very popular among policyholders. The Life Insurance and Market Research Association (LIMRA) estimates that approximately 17% of fixed annuity premium in the US for the nine months ended September 30, 2024 (the most recent period that specific market share data is currently available) included an income rider. As of December 31, 2024, approximately 26% of our deferred annuity account value contained rider benefits. This includes annuities with income riders sourced through retail and reinsurance operations as well as acquisitions. Of the deferred annuities sourced through our retail and flow reinsurance channels, for the year ended December 31, 2024, 2% contained participating income riders and 10% contained guaranteed income riders.

Withdrawal Options for Deferred Annuities

After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (MVA), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy, which generally ranges from 3 to 20 years. The surrender charge for most of our products at contract inception is generally between 7% and 15% of the contract value and decreases by approximately one percentage point per year during the surrender charge period. The weighted average surrender charge (excluding the impact of MVAs) was 6% for our deferred annuities as of December 31, 2024.

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

Item 1.    Business
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

Retail

We have built a scalable platform that allows us to originate and rapidly grow our business in deferred annuity products. We have developed a suite of retirement savings products, distributed through our network of 41 IMOs and our growing network of 19 banks and 151 broker-dealers, collectively representing approximately 140,000 independent agents in all 50 states. We are focused in every aspect of our retail channel on providing high quality products and service to our policyholders and maintaining appropriate financial protection over the life of their policies.

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

Within our flow reinsurance channel, we conduct third-party flow reinsurance transactions through our insurance subsidiaries. As a reinsurer, we partner with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. We target reinsuring spread-based liabilities which can include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities, whole life insurance, universal life insurance, indexed universal life insurance and institutional products.

As of December 31, 2024, we had ongoing flow reinsurance and retrocession agreements involving 20 third-party cedants, for a quota share of the cedants’ new inflows.

Item 1.    Business
Institutional

Our institutional channel includes funding agreements and pension group annuity transactions.

Funding Agreements

Funding agreements are comprised of funding agreements issued under our FABN program, secured and other funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements. We have an FABN program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust to offer its senior secured medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us with matching interest and maturity payment terms. We also established a secured FABR program in which a special-purpose, unaffiliated entity enters into a repurchase agreement with a bank and the proceeds of the repurchase agreement are used by the special-purpose entity to purchase funding agreements from us. In addition to the funding agreements issued to special-purpose unaffiliated trusts or other unaffiliated entities, we engage in direct issuances with various institutions. Additionally, we are a member of the Federal Home Loan Bank of Des Moines and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties. Long-term repurchase agreements with a term that exceeds one year at the time of execution are also included within the funding agreement product category.

Pension Group Annuities

We partner with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants through pension group annuities. We work with advisors, brokers and consultants to source pension group annuity transactions and design solutions that meet the needs of prospective pension group annuity counterparties and their participants, with a focus on medium- and large-sized deals involving retirees and/or deferred participants that are structured as either a buyout or a buy-in transaction. Since entering the pension group annuity market in 2017, we have closed 49 deals resulting in the issuance or reinsurance of group annuities of $52.7 billion with more than 550,000 plan participants as of December 31, 2024.
We believe we have established ourselves as a trusted and market-leading pension group annuity solutions provider and expect that our experience in crafting customized pension group annuity solutions and our improving credit profile will enable us to continue to source and execute pension group annuity transactions. We have the ability to design tailored solutions that meet the needs of our pension group annuity counterparties, which include a range of blue-chip clients and a number of repeat clients.

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

As we continue to expand into new markets and geographies, we have been disciplined in only retaining liabilities that are core to our strategy and competitive advantages. This can be accomplished through structural solutions, including mortality and longevity reinsurance. For example, in our most recent Japanese block reinsurance transaction in 2023, we entered into an arrangement with a highly rated reinsurer to retrocede the mortality risk associated with the whole life liability.

We plan to continue leveraging our expertise in sourcing and evaluating transactions to profitably grow our business. We believe our demonstrated ability to source transactions, consummate complex transactions and reinvest assets into higher yielding investments as well as our access to capital provide us with distinct advantages relative to other acquisition or block reinsurance candidates.

Investment Management

Investment activities are an integral part of our business, and our net investment income is a significant component of our total revenues. Our investment philosophy is to invest a portion of our assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalize on our long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. A cornerstone of our investment philosophy is that given the operating leverage inherent in our business, modest investment outperformance can translate to outsized return performance. Because we maintain discipline in underwriting attractively priced liabilities, we have the ability to invest in a broad range of high-quality assets to generate attractive earnings.

Item 1.    Business
Our differentiated investment strategy benefits from our relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Apollo provides portfolio management services for substantially all of our invested assets.

We are downside focused and our asset allocations reflect the results of stress testing analysis. Additionally, we establish risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, we manage the risk of rising interest rates by strategically allocating a meaningful portion of our investment portfolio into floating rate securities.

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

We believe that a greater focus on these direct origination strategies affords us both quantitative and qualitative advantages, including eliminating the cost of intermediaries, recognizing an origination premium, having direct access to diligence and having greater control over the terms of the investment. Furthermore, we believe these direct origination strategies will often provide us with the flexibility to choose the location in the capital structure in which we invest, affording us the opportunity to select the risk/return profile that we deem optimal and limit our exposure to assets with sub-optimal risk/return characteristics. Employing these direct origination strategies comports well with our investment philosophy of earning incremental spread by taking measured liquidity and complexity risk, rather than taking excessive credit risk.

As part of our direct origination strategy, we may invest in two types of equity investments. First, we make strategic investments in the equity of asset origination platforms themselves. Second, we retain equity risk alongside our investments in investment grade tranches of the assets that Apollo directly originates. We typically refer to both of these types of equity investments as ‘alternatives.’ In 2022, we contributed certain of our net alternative investments to Apollo Aligned Alternatives Aggregator, LP (AAA), a consolidated variable interest entity (VIE), in exchange for limited partnership interests in the fund. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. AAA enhances Apollo’s ability to increase alternative assets under management (AUM) while also allowing us to achieve greater scale and diversification for alternatives.

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

MidCap FinCo Designated Activity Company (MidCap Financial) is a commercial finance company that provides various financial products to middle-market businesses in multiple industries, primarily located in the US. MidCap Financial primarily originates and invests in commercial and industrial loans, including senior secured corporate loans, working capital loans collateralized mainly by accounts receivable and inventory, senior secured loans collateralized by portfolios of commercial and consumer loans and related products, secured loans to highly capitalized pharmaceutical and medical device companies, and commercial real estate loans, including multifamily independent-living properties, assisted living, skilled nursing and medical office properties, warehouse, office building, hotel and other commercial use properties and multifamily properties. MidCap Financial originates and acquires loans using borrowings under financing arrangements that it has in place with numerous financial institutions.

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
Skylign Aviation	Skylign Aviation Holdings, L.P. (Skylign) is a leading aviation finance group focused on aircraft lending and leasing. The group comprises two operating businesses, namely PK AirFinance (PK Air), a provider and arranger of loans secured by commercial aircraft and aircraft engines, and Perseus Aviation (Perseus), a global aircraft leasing, management and finance company. PK Air has comprehensive origination, underwriting, and syndication lending capabilities across products and geographies. PK Air maintains a global customer base that includes airlines, aircraft traders, lessors, investors and financial institutions with product expertise spanning senior secured loans, finance leases, conditional sales, loan participations, pre-delivery payment loans, and bridge loans. Perseus focuses on investing in aviation assets and managing aircraft leases to a wide range of airline customers worldwide, with full flexibility across the spectrum of investment scale, duration, asset type, asset age and structure. Both PK Air and Perseus employ a differentiated, asset-focused underwriting approach supplemented by credit underwriting and cash flow analysis.
Wheels, Inc. (Wheels) is a leading US-based fleet management company that provides fleet leasing and value-added services to corporate clients. The fleet platform has billions of vehicle assets and manages hundreds of thousands of fleet vehicles. Given the essential-use nature of the vehicles and services provided by Wheels, the company is deeply embedded in client operations, driving high customer retention rates and an annuity-like earnings stream.
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
Aqua Finance is a US consumer loan originator and servicer. The company works with dealers and contractors to provide secured financing solutions for primarily prime and super-prime customers to fund home improvement projects and recreational vehicles.
Atlas Securitized Products Holdings LP (Atlas) is a structured products business focused on underwriting, originating, owning and servicing certain warehouse and similar loans extended to asset originators. As part of its business, Atlas also provides securitization structuring services to clients.

We opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (2) investments that we believe have less downside risk. In general, we target returns for alternative investments of 10% or higher on an internal rate of return basis over the expected lives of such investments.

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

Item 1.    Business
Capital

We believe we have a strong capital position and are well positioned to meet policyholder and other obligations. We measure capital sufficiency using various internal capital metrics which reflect management’s view on the various risks inherent to our business, the amount of capital required to support our core operating strategies and the amount of capital necessary to maintain our current ratings in a recessionary environment. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both National Association of Insurance Commissioners (NAIC) risk-based capital (RBC) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

As discussed previously in –Growth Strategy, we seek to achieve profitable growth that maximizes stockholder value. Executing on our growth strategy requires that we have access to adequate amounts of capital. Our deployable capital and uses thereof are set forth below.

Deployable Capital
Our deployable capital is comprised of capital from three sources: excess equity capital, untapped leverage capacity and available undrawn capital commitments from ACRA. As of December 31, 2024, we estimate that we had approximately $8.8 billion in capital available to deploy, consisting of approximately $2.0 billion in excess equity capital, $3.3 billion in untapped leverage capacity, and $3.5 billion in available undrawn capital at ACRA. We determine our untapped leverage capacity by comparing our leverage ratio and adjusted leverage ratio, which were 41.7% and 22.6%, respectively, as of December 31, 2024, against our estimated maximum adjusted leverage ratio of 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies.

ACRA

In order to support growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We directly own 37% of ACRA 1’s economic interests and all of ACRA 1’s voting interests, with the remaining 63% of the economic interests being owned by Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, Athene Life Re Ltd. (ALRe) sold 50% of its non-voting, economic interests in ACRA 2 to Apollo/Athene Dedicated Investment Program II (ADIP II) for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of the economic interests. Effective October 1, 2024, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 63%, with ALRe owning the remaining 37% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

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

As of December 31, 2024, ALRe, Athene Life Re International Ltd. (ALReI) and Athene Annuity Re Ltd. (AARe) had retroceded to ACRA $114.2 billion of reserve liabilities. In connection with future Participating Transactions, ACRA 2 will draw from ADIP II and ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above.

Item 1.    Business
As of December 31, 2024, ADIP II raised approximately $6.0 billion in capital commitments, of which $3.5 billion was available to deploy into future transactions. As of December 31, 2024, there were no remaining ADIP I capital commitments available to deploy.

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

Reinsurance

Internal Ceded Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by our US insurance subsidiaries are reinsured to our Bermuda reinsurance subsidiaries. We maintain the same reserving principles for our Bermuda reinsurance subsidiaries as we do for our US insurance subsidiaries. We also retrocede certain inorganic transactions and organic business to ACRA. Our internal reinsurance structure provides us with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of our Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of our internal reinsurance structure and third-party direct to Bermuda business, a significant majority of our aggregate capital is held by our Bermuda reinsurance subsidiaries.

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

We closely monitor our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and our employees on our core business operations and perform higher utility functions, such as actuarial, product development and risk management. In addition, we believe an outsourcing model provides predictable pricing and service levels and operational flexibility while further allowing us to benefit from technological developments that enhance our capabilities, each in a manner that we would not otherwise be able to achieve without investing more of our own capital. We believe we have a good relationship with our principal outsource service providers.

Item 1.    Business
Ratings

As of December 31, 2024, each of our significant insurance subsidiaries is rated “A+” or “A1” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve our financial strength ratings aspirations, we may choose to retain additional capital above the level required by the rating agencies to support our operating needs. We believe there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in our financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs.

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

As of February 21, 2025, AM Best, Standard & Poor’s Rating Services (S&P), Fitch Ratings (Fitch) and Moody’s Investors Service (Moody’s) had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	AM Best	S&P	Fitch	Moody’s
Athene Holding Ltd.
Long-Term Issuer Credit Rating/Issuer Default Rating	a-	A-	A-	NR
Outlook	Stable	Stable	Stable	NR
Athene Insurance Subsidiaries[1]
Financial Strength Rating	A+	A+	A+	A1
Outlook	Stable	Stable	Stable	Stable

[1] Athene insurance subsidiaries include AARe, ALRe, ALReI, AAIA, Athene Annuity & Life Assurance Company of New York (AANY), Athene Life Insurance Company of New York (ALICNY), Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA 1A), Athene Co-Invest Reinsurance Affiliate 1B Ltd. (ACRA 1B), Athene Co-Invest Reinsurance Affiliate 2A Ltd. (ACRA 2A), Athene Co-Invest Reinsurance Affiliate 2B Ltd. (ACRA 2B) and Athene Co-Invest Reinsurance Affiliate International Ltd. ALICNY is not rated by S&P, Fitch, and Moody's.

Item 1.    Business

Rating Agency	Financial Strength Rating Scale	Issuer Credit Rating Scale
AM Best[1]	“A++” to “D”	“aaa” to “c”
S&P2	“AAA” to “D”	“AAA” to “D”
Fitch[3]	“AAA” to “C”	“AAA” to “D”
Moody’s4	“Aaa” to “C”	“Aaa” to “C”

1 AM Best’s financial strength rating is an independent opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations. AM Best’s financial strength rating categories from “A+” to “C” include a ratings notch to reflect a gradation of financial strength within the category. Ratings notches for AM Best’s financial strength rating are expressed with either a second plus “+” or a minus “-”. AM Best’s long-term issuer credit rating is an opinion of an entity’s ability to meet its ongoing senior financial obligations. AM Best’s long-term issuer credit rating categories from “aa” to “ccc” include rating notches to reflect a gradation within the category to indicate whether credit quality is near the top or bottom of a particular rating category. Rating notches for AM Best’s long-term issuer credit rating are expressed with a plus “+” or a minus “-”.

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

AM Best, S&P, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if the respective rating agency’s judgment or circumstances so warrant. Further, rating agencies may change their capital adequacy assessment methodologies in a manner that could adversely affect the financial strength ratings of insurance companies. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See Item 1A. Risk Factors–Risks Relating to Our Business Operations–A financial strength rating downgrade, potential downgrade or any other negative action by a rating agency could make our product offerings less attractive, inhibit our ability to acquire future business through acquisitions or reinsurance and increase our cost of capital, which could have a material adverse effect on our business for further discussion about risks associated with financial strength ratings.

Competition

We face competition from a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which we operate, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. See Item 1A. Risk Factors–Risks Relating to Our Business Operations–We operate in a highly competitive industry that includes a number of competitors, which could limit our ability to achieve our growth strategies and could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects for further discussion on competitive risks. We believe that our leading presence in the retirement services market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions.

Item 1.    Business
We experience competition in the fixed annuity market from all traditional carriers and new entrants. Principal competitive factors for fixed annuities are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. See Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Industry Trends and Competition–Competition for a discussion of our ranking and market share within the total annuity, total fixed annuity, FIA and RILA markets.

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

We encounter strong competition within our institutional channel. With respect to funding agreements, namely those issued in connection with our FABN program, we compete with other insurers that have active FABN programs. Within the funding agreement market, we compete primarily on the basis of perceived financial strength, interest rates and term. With respect to group annuities, we compete with other insurers that offer such annuities. Within the pension group annuities market, we compete primarily on the basis of price, underwriting, investment capabilities and our ability to provide quality service to the corporate sponsor’s pension participants.

Finally, we experience competition in the market for acquisition targets and profitable blocks of insurance. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets for both other insurance companies and financial institutions and as the already substantial consolidation in the financial services industry continues. We compete for potential acquisition and block reinsurance opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing we are able to offer, which, to the extent we determine to finance a transaction, is in turn dependent on our ability to do so on suitable terms. We believe our demonstrated ability to source and consummate large and complex transactions is a competitive advantage over other potential acquirers.

Human Capital Management

As of December 31, 2024, we had 1,983 employees, including 1,858 located in the US, primarily in West Des Moines, Iowa, and 89 located in Bermuda. We believe our employee relations are good. None of our employees are subject to collective bargaining agreements, nor are we aware of any efforts to implement such agreements.

We are dedicated to fostering a culture that prioritizes teamwork, engagement, inclusivity and pride of ownership. We believe that when employees feel a sense of purpose and belonging, they are more engaged and motivated to contribute to the organization’s success. Our core values—Believe in Your Co-workers, Engage Actively, Act Like Owners, and Make It Happen (BEAM)—form the foundation of our culture. Developed by a team of employees, BEAM reflects our shared beliefs and inspires positive action both within our workplace and in the communities we serve.

Talent

Recruiting, developing and retaining top talent is essential to our success. We value each employee’s unique talents and skills and are committed to fostering their professional growth. By investing in employee development, we enhance our workforce’s value while ensuring our business remains competitive. We closely monitor turnover rates by function and actively implement strategies to retain key talent, including measures to defend against competitive attrition. To maintain a robust pipeline of leaders, we conduct annual succession planning to ensure preparedness for turnover, organizational growth, and promotional opportunities.

Employee satisfaction and engagement are critical metrics for us. We administer an annual engagement survey to gather feedback, which is reviewed by management and shared with employees. The scores and feedback are reviewed by management in addition to being communicated to all employees. We adjust our business practices based on feedback received. High participation rates are encouraged to ensure meaningful feedback.

Our performance-based compensation philosophy rewards employees for their contributions to our success. We strive to provide strong, equitable incentives for performance. Compensation may be comprised of up to three elements: base compensation, which is determined based upon a number of factors, including size, scope and impact of the employee’s role, the market value associated with the employee’s role, leadership skills, length of service and individual performance; an annual incentive award, which if applicable, is a cash incentive award determined based on a combination of individual and company performance during the period to which the incentive award relates; and a long-term incentive award, which if applicable, is a stock-based award intended to compensate an employee for her or his contribution to our success and to align the interest of the award recipient with our interest during the vesting period of the award. We seek to determine compensation on the basis of merit and without regard to demographic characteristics.

Item 1.    Business
Inclusion and Well-being

We are committed to fostering a work environment where everyone can thrive. Our policies are designed to attract a diverse workforce and support ongoing growth and career development.

Merit is our guiding principle for hiring (and promotion). When hiring, we seek a broad pool of candidates and evaluate them through an unbiased process. Ultimately, we select the individual best suited for the circumstances, without predetermined quotas or mandated outcomes.

We also recognize that well-being is essential to our collective success. By promoting a workplace where employees feel valued, supported, and inspired—both professionally and personally—we cultivate a culture in which everyone can excel.

Regulation

A summary of certain of the laws, regulations and frameworks to which we are subject is set forth below.

General

United States

Each of our primary US insurance subsidiaries, AAIA, AANY and ALICNY, is organized and domiciled in either Iowa or New York (each, an Athene Domiciliary State) and also licensed in such state as an insurer. On October 10, 2024, AADE merged with and into AAIA, with AAIA as the surviving company.

The insurance department of each Athene Domiciliary State regulates the applicable US insurance subsidiary, and each US insurance subsidiary is regulated by each of the insurance regulators in the other states where such company is authorized to transact insurance business. The primary purpose of such regulatory supervision is to protect policyholders rather than holders of any securities. The extent of regulation varies by state, but generally, state insurance regulators have broad administrative powers over the business activities and financial aspects of our US insurance subsidiaries. This includes licensing producers who sell our products, regulating premium rates and approving policy forms, establishing reserve requirements, solvency standards, and minimum capital requirements (MCR), regulating the type, amounts, and valuations of permitted investments, examining the business conduct of licensed insurance companies, and other related matters.

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

Japan

The Financial Services Agency (FSA) of the Government of Japan is vested with extensive regulatory authority under the Insurance Business Act. This authority enables the FSA to establish rules, as well as to monitor, direct, and intervene in the operations and financial health of insurers, including life insurance companies. This oversight extends to insurers that either cede or contemplate ceding their flow or block business to our reinsurance subsidiaries in Bermuda or the US.

Item 1.    Business
The Insurance Business Act permits offshore reinsurers to assume Japan-originated risks from abroad without the need for Japanese licensing or compliance with other regulatory requirements. As a result, our reinsurance subsidiaries, which currently reinsure flow or block business from Japanese ceding companies offshore, are not directly subject to the supervisory authority of the FSA. However, our reinsurance subsidiaries could be indirectly affected by the enforcement of the Insurance Business Act if our Japanese cedants, or the flow or block business they cede to us, encounter regulatory conditions significantly different from those in place at the time the relevant reinsurance agreements were executed (e.g., substantial changes in regulations or requirements related to the recognition of reinsurance credit or reinsurance-related risk charges in the solvency capital calculations for Japanese ceding companies).

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

Group Capital

The Iowa HCA requires, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation (GCC) with its lead state on a confidential basis. The GCC is a tool developed by the NAIC to provide US insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a manner that applies to groups meeting certain criteria regardless of their structure. The Iowa HCA also requires the ultimate controlling person for certain large US life insurers and insurance groups to file the results of a liquidity stress test (LST) annually with the lead state regulator of the insurance group. The LST utilizes a company cash-flow projection approach incorporating liquidity sources and uses over various time horizons under a baseline assumption and stress scenarios that may vary from year to year. The NAIC has stated that the GCC will be a regulatory tool and will not constitute a requirement or standard; however, these regulatory requirements may over time increase the amount of capital that we are required to hold and could result in our being subject to increased regulatory requirements. Under the Bermuda rules, our Bermuda reinsurance subsidiaries are required to file with the BMA group audited financial statements prepared using accounting principles generally accepted in the United States of America (US GAAP) and an annual group capital and solvency return, which includes the Group Bermuda Solvency Capital Requirement (BSCR) model showing the Group’s Enhanced Capital Requirement (ECR), within five months after the financial year-end.

Internationally Active Insurance Groups and the Common Framework for the Supervision of Internationally Active Insurance Groups

At the end of 2019, the International Association of Insurance Supervisors (IAIS) adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame), which will apply for all large internationally active insurance groups (IAIGs) that meet the IAIS’ criteria and are designated as an IAIG by their group-wide supervisor. A group-wide supervisor also has discretion to determine that a group either (1) is not an IAIG even if it meets the IAIS’ criteria or (2) is an IAIG even if it does not meet the IAIS’ criteria.

ComFrame establishes international standards for the designation of a group-wide supervisor for each IAIG, and the IAIS includes a group capital requirement (the global insurance capital standard (ICS)) applicable to an IAIG in addition to the current legal entity capital requirements and any group capital requirements imposed by relevant insurance laws and regulations. The ICS was adopted by the IAIS in December 2024. Following this adoption, the IAIS is expected to encourage jurisdictions to implement the ICS as a prescribed capital requirement beginning in 2025. US members of the IAIS will be subject to an alternative approach to the ICS, called the Aggregation Method (AM), which is expected to be adopted in the US. Like the GCC, the AM is an RBC aggregation-based approach. In November 2024, the IAIS determined the AM provides comparable outcomes to the ICS. ComFrame also includes uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning.

Item 1.    Business
The NAIC Model Insurance Holding Company System Regulatory Act, adopted by all of the Athene Domiciliary States, allows state insurance regulators in the US to be group-wide supervisors for US-based IAIGs and also acknowledge another regulatory official acting as the group-wide supervisor of an IAIG. On February 6, 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified AHL as the Head of the IAIG. The Head of the IAIG is a legal entity identified by the group-wide supervisor as controlling all of the group’s insurance legal entities and non-insurance legal entities that pose a risk to the group’s insurance operations. In general, the Head of the IAIG is the uppermost entity to which obligations associated with being an IAIG designation attach. As a result of these identifications, we expect AHL to be subject to the relevant capital standard that the US applies to IAIGs. At this time, we do not expect a significant impact on AHL’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on AHL’s capital position or capital structure and any other burdens being named an IAIG may impose on AHL or its insurance affiliates. The IID further identified itself as the Group-Wide Supervisor for AGM (in a distinct capacity from its role as supervisor for AHL). The IID has been effectively serving in this role for a significant period of time; this identification is a formalization of AGM and the IID’s existing relationships and processes.

Own Risk and Solvency Assessment (ORSA) Model Act

We are subject to the ORSA Model Act, which has been enacted by each Athene Domiciliary State, and requires insurers to assess the adequacy of their and their group’s risk management and current and future solvency position. Under the ORSA Model Act, certain insurers must undertake an internal risk management review at least annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group), in accordance with the NAIC’s ORSA Guidance Manual, and prepare an ORSA Summary Report (ORSA Report) assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans. The ORSA Report is required to be filed annually with a company’s lead state regulator and made available to other domiciliary regulators within the holding company system. We file the ORSA Report with the IID as our lead state regulator and concurrently provide the ORSA Report to the New York State Department of Financial Services (NYSDFS). We also submit the ORSA Report to the BMA. Additionally, for the purposes of satisfying the assessment requested in the Schedule of Commercial Insurer’s Solvency Self-Assessment, each Bermuda reinsurance subsidiary submits supporting documentation to the BMA regarding specific queries presented in the BSCR, to supplement the information provided in the ORSA Report.

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

Most states, including each of the Athene Domiciliary States, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer, which would include a change of control of its holding company. Such laws prevent any person from acquiring direct or indirect control of any of our US insurance subsidiaries or their holding companies unless that person has filed a statement with specified information with the commissioner, superintendent or director of the insurance department of the applicable Athene Domiciliary State (each, a Commissioner) and has obtained the Commissioner’s prior approval. Under most states’ statutes, including those of each of the Athene Domiciliary States, acquiring 10% or more of a voting interest in an insurer or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of a voting interest in a direct or indirect parent of any of our US insurance subsidiaries (or Apollo or AHL) without the prior approval of the Commissioner of the applicable Athene Domiciliary State will be in violation of the applicable Athene Domiciliary State’s law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and/or to other actions determined by the Commissioner. Further, a willful violation of these laws is punishable in each Athene Domiciliary State as a criminal offense.

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

Item 1.    Business

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

Each of the Athene Domiciliary States has adopted a form of the Holding Company Model Law that requires each ultimate controlling party to file an annual enterprise risk report identifying the material risks within the insurance holding company system, which could pose enterprise risk to the licensed companies. An enterprise risk is generally defined as an activity or event involving affiliates of an insurer that could have a material and adverse effect on the insurer or the insurer’s holding company system.

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

In order for US ceding companies to receive statutory reserve or RBC credit for the reinsurance provided, reinsurance transactions are typically structured in primarily one of three ways: (1) modco, where both the insurance reserves and assets supporting the reserves are retained by the applicable US ceding company; or (2) funds withheld, where, although the applicable Bermuda reinsurance subsidiary recognizes the insurance reserve liabilities, the assets to secure such liabilities are held and maintained by the applicable ceding company, or (3) coinsurance where the respective Bermuda reinsurance subsidiary’s obligation to the applicable US ceding company in connection with reinsurance transactions is secured by assets held in trust for the benefit of the applicable US ceding company, which may be reduced or eliminated to the extent that the applicable Bermuda reinsurance subsidiary is approved as a certified reinsurer or reciprocal jurisdiction reinsurer in the cedant’s domiciliary state as discussed in more detail in the following section. Structures (1) and (2) are commonly used for our internal reinsurance arrangements, while all three structures are typical for transactions with third-party cedants.

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

Credit for reinsurance laws and regulations adopted by the various states are based on the NAIC’s Credit for Reinsurance Model Law (#785) and Regulation (Credit for Reinsurance Model Law) and provide that collateral requirements may be reduced for reinsurance ceded to certain unauthorized or non-accredited non-US-based reinsurers that satisfy certain criteria to qualify as a certified reinsurer. ALRe has been approved as a certified reinsurer in Iowa (its new lead state, previously Delaware), and for passport applications in Delaware, Maine, Massachusetts, Michigan, Ohio, Tennessee, and Vermont and is therefore eligible, based on its current ratings, to post reduced collateral equal to 20% of the statutory reserves ceded under new coinsurance agreements by insurers domiciled in those states.

All states, the District of Columbia and Puerto Rico have adopted the NAIC’s 2019 revisions to the Credit for Reinsurance Model Law (NAIC 2019) to allow a ceding insurer to take credit for reinsurance ceded to a qualifying unauthorized reinsurer without collateral if the reinsurer satisfies certain conditions, including being domiciled in a reciprocal jurisdiction. The NAIC has approved Bermuda as a reciprocal jurisdiction. Our Bermuda reinsurance subsidiaries are eligible to apply to any state for a determination that they have satisfied the conditions specified in NAIC 2019 and, to the extent any such determinations are made, will not be required by law on a prospective basis to post collateral, as a condition to the cedant receiving credit for reinsurance, with respect to reinsurance entered into amended or renewed after the effective date of NAIC 2019 and ceded by insurers domiciled in such states. ALRe and AARe have received a determination that they satisfy the conditions to forgo the collateral posting requirements in Iowa pursuant to any coinsurance agreement entered into, amended or renewed on or after the effective date of NAIC 2019 as adopted by Iowa, and only with respect to losses incurred and reserves reported on or after the later of the (1) date on which ALRe or AARe has met all eligibility requirements to be designated a Reciprocal Jurisdiction Reinsurer, and (2) effective date of the new reinsurance agreement, amendment or renewal pursuant to the provisions of the Credit for Reinsurance Model Law as adopted by Iowa. As of February 1, 2025, ALRe has received approval for passport applications for Alabama, Colorado, Connecticut, Delaware, Illinois, Indiana, Kansas, Maine, Massachusetts, Minnesota, Michigan, North Carolina, Ohio, Pennsylvania, Tennessee, and Vermont. AARe has received approval for passport applications for Alabama, Colorado, Connecticut, Delaware, Illinois, Indiana, Kansas, Maine, Massachusetts, Michigan, Minnesota, New York, North Carolina, Ohio, Pennsylvania, Tennessee and Vermont.

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

Item 1.    Business
Policy and Contract Reserve Adequacy Analysis

The Athene Domiciliary States and other states have adopted laws with respect to policy and contract reserve sufficiency. Under applicable insurance laws, our US insurance subsidiaries are each required to annually conduct an analysis of the adequacy of all life insurance and annuity statutory reserves. A qualified actuary appointed by each such subsidiary’s board must submit an opinion annually for each such subsidiary stating that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows resulting from the contractual obligations and related expenses of such subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by such US insurance subsidiary with respect to such reserves and related actuarial items, including, but not limited to, the investment earnings on such assets and the consideration anticipated to be received and retained under the related policies and contracts. At a minimum, such testing is done over a number of economic scenarios prescribed by the states, with the scenarios designed to stress anticipated cash flows for higher and/or lower future levels of interest rates. Our US insurance subsidiaries may find it necessary to increase reserves, which may decrease their statutory surplus, in order to pass additional cash flow testing requirements.

Statutory Reporting and Regulatory Examinations

Our US insurance subsidiaries are required to file with regulatory officials in the jurisdictions in which they conduct business detailed annual reports, including financial statements, in accordance with prescribed statutory accounting rules. In addition, each US insurance subsidiary is required to file quarterly reports prepared on the same basis, though with considerably less detail.

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurers that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. We are currently not under any examination by any of our domiciliary states. The previous exam cycle with the IID, NYSDFS, Delaware Department of Insurance and the State of Vermont Department of Financial Regulation was completed with no material findings.

Bermuda Class C insurers, Class E insurers and SPIs must file annual statutory financial statements and annual audited financial statements generally prepared in accordance with US GAAP, International Financial Reporting Standards, accounting principles generally accepted in the UK or accounting principles generally accepted in Canada within four months of the end of each fiscal year, unless such deadline is specifically extended. Where an SPI writes restricted special purpose business, the US GAAP financial statements shall be unaudited. The Bermuda Insurance Act also prescribes rules for the preparation and substance of statutory financial statements, which include, in statutory form, an insurer information sheet, an auditor’s report, (if applicable), a balance sheet, income statement, a statement of capital and surplus and notes thereto. The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer. Further, each Class E insurer is required to file a quarterly financial return with the BMA, which includes quarterly unaudited financial statements, a schedule of intra-group transactions, the ECR ratio and a schedule of fixed income and equity investments by BSCR rating.

In addition, each year Class C and Class E insurers are required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return is comprised of: the BMA’s BSCR model or an approved internal capital model in lieu thereof; a statutory economic balance sheet (EBS); the approved actuary’s opinion; and several prescribed schedules, including a schedule of fixed income and equity investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of risk management and a schedule of eligible capital, among others. The capital and solvency return is not available for public inspection.

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing claims settlement practices, the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, our US insurance subsidiaries must file, and in many jurisdictions and for some lines of business, obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. Our US insurance subsidiaries are currently undergoing the following market conduct exams: (1) the California Department of Insurance is conducting an exam of AAIA as a part of a 2020 settlement agreement regarding the company’s legacy life insurance business; (2) the IID is conducting a routine examination of AAIA’s policies and procedures to revisions to the NAIC Model Regulation #275 – Suitability in Annuity Transactions; and (3) the NYSDFS has recently notified us of their plans to conduct routine examinations of AANY and ALICNY for the period of January 1, 2020 to December 31, 2024. In 2024, the California Department of Insurance concluded a routine claim exam of AANY and AADE, which resulted in no significant findings.

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

In order to enhance the regulation of insurers’ solvency, all states have adopted the NAIC’s RBC requirements for insurers and reinsurers or a substantively similar law. The NAIC Risk-Based Capital for Insurers Model Act requires life insurers to submit an annual report (the Risk-Based Capital Report), which compares an insurer’s total adjusted capital (TAC) to its authorized control level RBC (ACL), each such term as defined pursuant to applicable state law. A company’s RBC is calculated by using a specified formula that applies factors to various risks inherent in the insurer’s operations, including risks attributable to its assets, underwriting experience, interest rates and other business expenses. The calculation of RBC requires certain judgments to be made, and, accordingly, our US insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination. The factors are higher for those items deemed to have greater underlying risk and lower for items deemed to have less underlying risk. Statutory RBC is measured on two bases, ACL and company action level RBC (CAL), with ACL calculated as one-half of CAL.

The Risk-Based Capital Report is used by regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating status.

As of December 31, 2024, each of our US insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene Domiciliary States. As of December 31, 2024, the CAL RBC ratio of AAIA (US RBC ratio) was 419%. The calculation of RBC requires certain judgments to be made, and, accordingly, our US insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

Bermuda Class C insurers, Class E insurers and SPIs must at all times maintain a minimum margin of solvency (MMS) in accordance with the provisions of the Bermuda Insurance Act. Class C and Class E insurers must also maintain an ECR in accordance with the provisions of the Bermuda Insurance Act. The Bermuda Insurance Act mandates certain actions and filings with the BMA if an insurer fails to meet and/or maintain its ECR or MMS including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure.

The MMS that a Class C insurer is required to maintain with respect to its long-term business is the greater of (1) $500,000, (2) 1.5% of assets or (3) 25% of the ECR as reported at the end of the relevant year. The MMS that a Class E insurer is required to maintain with respect to its long-term business is the greater of (1) $8 million, (2) 2% of the first $500 million of assets plus 1.5% of applicable assets above $500 million or (3) 25% of the ECR as reported at the end of the relevant year. For an SPI to satisfy its MMS requirements, the value of the SPI’s special purpose business assets must exceed its special purpose business liabilities by at least $1.00.

The BMA has embedded an EBS framework as part of the BSCR that forms the basis for an insurer’s ECR. The premise underlying the EBS framework is the idea that assets and liabilities should be valued on a consistent economic basis. Under the Bermuda Regulatory Framework there are two solvency calculations: (1) Class C and Class E Insurers must have total statutory capital and surplus as reported on the insurer’s statutory balance sheet greater than the applicable MMS calculated pursuant to the Insurance Account Rules 2016; and (2) under the Insurance (Prudential Standards) (Class C, Class D and Class E Solvency Requirement) Rules 2011 an insurer is required to maintain available statutory economic capital and surplus in an amount that is equal to or exceeds the value of its ECR.

A Class C insurer’s ECR is established by reference to the Class C BSCR model, while a Class E insurer’s ECR is established by reference to the Class E BSCR model. Each BSCR model provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establishes capital requirements for 16 categories of risk: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, credit risk, operational risk and nine categories of long-term insurance risk. For each category, the capital requirement is determined by applying shocks to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher shocks applied to items with greater underlying risk and lower shocks for less risky items.

As of December 31, 2024 and 2023, AARe’s EBS capital and surplus resulted in BSCR ratios, computed as available statutory economic capital and surplus divided by ECR, of 238% and 291%, respectively, which does not reflect the impact of any deferred taxes that may be recorded on an EBS basis as a result of the enactment by the Government of Bermuda of the Corporate Income Tax Act 2023 (Bermuda CIT). While not specifically referred to in the Bermuda Insurance Act, target capital level (TCL) is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR as calculated pursuant to the BSCR formula. TCL serves as an early warning tool for the BMA. If an insurer fails to maintain statutory capital at least equal to its TCL, such failure will likely result in increased regulatory oversight by the BMA. A Class C or Class E insurer which at any time fails to meet its applicable ECR shall, upon becoming aware of such failure or upon having reason to believe that such a failure has occurred, immediately notify the BMA in writing. Within 14 days of such notification, such insurer shall file with the BMA a written report containing details of the circumstances leading to the failure and a plan detailing the specific actions to be taken to rectify the failure, and the time within which the insurer intends to rectify the failure. Within 45 days of becoming aware of such failure, or of having

Item 1.    Business
reason to believe that such a failure has occurred, such insurer shall furnish the BMA with (1) unaudited statutory economic balance sheets and unaudited interim financial statements prepared in accordance with US GAAP covering such period as the BMA may require; (2) an opinion of the approved actuary in relation to total long-term business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (3) a long-term business solvency certificate in respect of the financial statements; and (4) a capital and solvency return reflecting an ECR prepared using post-failure data where applicable.

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

In March 2024, the BMA published revised rules and new guidance notes to enhance Bermuda’s regulatory regime for commercial insurers. The material enhancement to the framework includes updates to the technical provisions, the computation of the BSCR, and the BSCR adjustment framework.

Restrictions on Dividends and Other Distributions

Current law of the Athene Domiciliary State, Iowa, permits the payment of ordinary dividends or distributions that, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the immediately preceding year end or (b) the net gain from operations of the insurer for the preceding twelve-month period ending as of the immediately preceding year end. Current law of New York permits the payment of dividends or distributions that, together with dividends or distributions paid during any calendar year, (1) is out of earned surplus and does not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (2) do not exceed the lesser of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains. Any proposed dividend in excess of these amounts is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Commissioner. Additionally, under current law of the Athene Domiciliary States, AAIA may only pay ordinary dividends from the insurer’s earned surplus on its business, which shall not include contributed capital or contributed surplus, and ALICNY may only pay ordinary dividends pursuant to the “greater of” standard described above from that part of its positive unassigned funds, excluding 85% of the change in net unrealized capital gains or losses less capital gains tax, for the immediately preceding calendar year. The Athene Domiciliary States’ insurance laws and regulations also require that each of our US insurance subsidiaries’ surplus as regards policyholders following any dividend or distribution be reasonable in relation to such US insurance subsidiary’s outstanding liabilities and adequate to meet its financial needs.

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

The NAIC is considering actions that may be required to actively manage and oversee the use of private credit rating provider (CRP) ratings in light of the extensive reliance on CRP ratings to assess investment risk for regulatory purposes. In August 2024, the NAIC’s Financial Condition (E) Committee adopted changes to the NAIC Securities Valuation Office’s (SVO) “filing exempt” process, which grants an exemption from filing with the SVO for bonds and preferred stock that have been assigned a current, monitored rating by a nationally recognized statistical rating organization. The changes, which are set forth in an amendment to the NAIC’s Purposes and Procedures Manual, include procedures for SVO staff to identify and evaluate a filing exempt security with an NAIC designation determined by a rating that appears to be an unreasonable assessment of investment risk and therefore should be removed from the filing exempt process. The proposed amendment has a materiality threshold to prevent revocation on the SVO’s initiative unless the SVO determines that the rating is three or more notches different from the SVO’s assessment. The Purposes and Procedures Manual amendment is scheduled to become effective on January 1, 2026, although the amendment still has to be adopted by the NAIC.

Additionally, the NAIC is in the process of reviewing the definition, scope and capital charges related to residual tranches of asset backed securities held by life insurance companies. As part of that review, in August 2023, the NAIC adopted an “Interim” Factor for determining capital charges for residual tranches. The RBC base factor for residual tranches of 30% (with the addition of a sensitivity test) was raised to 45% for year-end 2024 reporting. The NAIC also has expressed possible RBC arbitrage concerns regarding certain structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual of the NAIC Investment Analysis Office to assign risk weights to CLOs based on its own modeling as opposed to credit ratings. Under the amendment, the NAIC’s Structured Securities Group will model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that eliminate RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage with insurers first reporting the financial modeling NAIC designations for CLOs with their year-end 2025 financial statement filings. It is possible that the NAIC or the Athene Domiciliary States may propose new regulations or changes to statutory accounting principles regarding CLOs. Accordingly, the investment laws in the Athene Domiciliary States and the NAIC’s investment-related activities could prevent our US insurance subsidiaries from pursuing investment opportunities that they believe are beneficial to their policyholders and stockholders, which could in turn preclude us from realizing our investment objectives.

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

The guaranty fund laws in most states also apply a fifty-fifty split between life insurers (including our US insurance subsidiaries) and health insurers (including health maintenance organizations) for long-term care insolvencies.

Assessments levied against our US insurance subsidiaries by guaranty associations during the year ended December 31, 2024 are disclosed in Note 16 – Commitments and Contingencies to the consolidated financial statements. While we cannot accurately predict the amount of any such future assessments, or past or future insolvencies of competitors which would lead to such assessments, it is possible that any such assessments with respect to pending insurers’ impairments and insolvencies may have a material adverse effect on our financial condition, results of operations, liquidity or cash flows, and any reserves we have previously established for these potential assessments may not be adequate.

Item 1.    Business
US Federal Oversight

Although the insurance business in the US is primarily regulated by the states, federal initiatives can affect the businesses of our US insurance subsidiaries in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, money laundering, privacy regulation, taxation and the economic and trade sanctions implemented by the Office of Foreign Assets Control (OFAC). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits US persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurers and reinsurers, arising from violations of its economic sanctions program. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

Title I of the Dodd-Frank Act established the Financial Stability Oversight Council (FSOC) and authorized the FSOC to designate non-bank financial companies as systemically important financial institutions (SIFIs), thereby subjecting them to enhanced prudential standards and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve). The prudential standards for non-bank SIFIs include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. There are currently no such non-bank financial companies designated by FSOC as “systemically significant.” In November 2023, the FSOC voted to adopt new guidance regarding the designation of non-bank SIFIs, which became effective January 16, 2024. The changes from the FSOC’s prior guidance include a revised approach to SIFI designation based on risk factors contained in a proposed analytic framework, including leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. The FSOC’s changes could have the effect of simplifying and shortening its procedures for designating non-bank financial companies as SIFIs compared to the prior guidance, which would subject them to additional supervision, examination, and regulation. There is considerable uncertainty as to the FSOC’s future determination of non-bank SIFIs and/or systemically important activities.

The Dodd-Frank Act, which effected the most far-reaching overhaul of financial regulation in the US in decades, established the Federal Insurance Office (FIO) within the Treasury Department. While the Director of the FIO does not currently have general supervisory or regulatory authority over the business of insurance, he or she performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs. The Director of the FIO has also submitted reports to Congress that could ultimately lead to changes in the regulation of insurers and reinsurers in the US.

The Dodd-Frank Act also authorizes the FIO to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the US and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The US has entered into covered agreements with the EU (EU Covered Agreement) and the UK (UK Covered Agreement) that address, among other things, reinsurance collateral requirements. In 2019, the NAIC adopted amendments to the Credit for Reinsurance Model Law and Regulation that are intended to implement the reinsurance reforms removing reinsurance collateral requirements for EU and UK reinsurers that meet the prescribed minimum conditions set forth in the applicable EU Covered Agreement or UK Covered Agreement. All states, the District of Columbia and Puerto Rico have adopted the NAIC’s amendments to the Credit for Reinsurance Model Law. See –Credit for Coinsurance Ceded by a US Cedant. The reinsurance collateral provisions of the EU Covered Agreement and the UK Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of ALRe are able to provide reinsurance to US insurers.

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

Item 1.    Business
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

Regulation of OTC Derivatives

We use derivatives to mitigate a wide range of risks in connection with our businesses, including options purchased to hedge the derivatives embedded in the FIAs that we have issued, and swaps, futures and/or options may be used to manage the impact of increased benefit exposures from our annuity products that offer guaranteed benefits, as well as market exposures. Title VII of the Dodd-Frank Act creates a comprehensive framework for the federal oversight and regulation of the OTC derivatives market and entities, such as us, that participate in the derivatives market and required US regulators to promulgate rules and regulations implementing its provisions.

Title VII of the Dodd-Frank Act divides regulatory responsibility for swaps in the US between the SEC and the Commodity Futures Trading Commission (CFTC) with the CFTC regulating swaps and the SEC regulating security-based swaps. Rules adopted by the CFTC and SEC under Title VII of the Dodd-Frank Act impose a number of requirements related to trading swaps and security-based swaps, including mandatory clearing, on-facility trade execution requirements, mandatory minimum margin requirements for uncleared swaps and security-based swaps, as well as reporting and recordkeeping requirements. The mandatory clearing requirements and mandatory margin requirements have increased the cost of our risk mitigation and have had other implications as well. For example, increased margin requirements, combined with netting restrictions and limitations on eligible collateral have reduced our liquidity and required increased holdings of cash and highly liquid securities with lower yields, which could have an adverse impact on income. In addition, the mandatory clearing requirement subjects us to documentation that is significantly more favorable to the clearing members that are used to access the clearinghouses and entitles such clearing members to unilaterally change terms such as trading limits and the amount of margin required for such cleared transactions. The ability of such clearing members to take such actions could create trading disruptions and liquidity concerns. Additionally, the clearing requirements concentrate counterparty risk in both clearinghouses and clearing members. The failure of a clearinghouse could have a significant impact on the financial system. Even if a clearinghouse does not fail, large losses could force significant capital calls on clearing members during a financial crisis, which could lead clearing members to default. Because the role of clearinghouses is still developing, the related regulations are evolving and the related bankruptcy process is untested, it is difficult to anticipate or identify all risks related to the concentration of counterparty risk in clearinghouses and clearing members and the risk of a clearinghouse default.

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

Consumer Protection Laws and Privacy and Data Security Regulation

Federal and state consumer protection laws affect our operations. Although certain federal laws exclude the regulation of insurance business of the kind in which our US insurance subsidiaries engage, various federal regulators and state regulators do have authority to regulate non-insurance consumer products and services which are offered by issuers of securities in our US insurance subsidiaries’ investment portfolio. Non-insurance consumer products and services are highly regulated. Moreover, such regulators may seek to assert jurisdiction over predominantly insurance-related products or services in instances where such products or services are related to or intertwined with the offering of consumer financial products or services more clearly within such regulator’s remit.

The Gramm-Leach-Bliley Act of 1999 (GLBA), which implemented fundamental changes in the regulation of the financial services industry in the US, includes privacy and security requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-disclosure and re-use of such information. The GLBA and other federal and state laws and regulations require financial institutions, including insurers, to protect the security and confidentiality of nonpublic personal information, including certain financial-related, health-related and customer information, regulate the use and disclosure of certain personal information, and require financial institutions to notify customers and other individuals about their policies and practices relating to their collection and disclosure of such information and their practices relating to protecting the security and confidentiality of that information. Federal and state laws require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information, including Social Security numbers. In addition, privacy laws also regulate the use and disclosure of personal information, including rules on the disclosure of the medical record and health status information obtained by insurers.

Item 1.    Business
The issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYSDFS and the NAIC have undertaken various studies, reports and actions regarding data security and privacy for entities under their respective supervision.

The NAIC’s Insurance Data Security Model Law is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYSDFS cybersecurity regulation discussed below. Under the model law, it is intended that companies that are compliant with the NYSDFS cybersecurity regulation are, in general, in compliance with the model law. As of February 1, 2025, a version of the model law has been adopted in more than 25 jurisdictions, including Iowa. We anticipate that more states will begin adopting the model law in the future. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurers, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

For example, on March 1, 2017, the NYSDFS enacted 23 NYCRR 500, a cybersecurity regulation governing financial companies (Cybersecurity Regulation). The Cybersecurity Regulation requires banks, insurers, and other financial services institutions regulated by the NYSDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” Specifically, the Cybersecurity Regulation imposes a number of obligations, including to take measures to protect data accessible to third party service providers, adopt multi-factor authentication procedures, designate a chief information security officer who annually reports to the NYSDFS, conduct annual audits, and notify the regulator of any material cybersecurity incident during a specified time period. Since the Cybersecurity Regulation’s effective date, we have committed significant time and resources to comply with its requirements. Moreover, the NYSDFS has increased enforcement of the Cybersecurity Regulation in recent years, and, in November 2023, NYSDFS adopted amendments to the regulation. The amended Cybersecurity Regulation imposes heightened governance and cybersecurity requirements, such as annual audits, vulnerability assessments, and password controls and monitoring. We anticipate that the NYSDFS will continue to examine the cybersecurity programs of financial institutions in the future and such examinations may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

In addition to insurance and other financial institution-specific privacy laws and regulations, an increasing number of states are considering and passing comprehensive privacy legislation. Most of these laws broadly exempt entities covered by the GLBA or insurers more generally, and other laws such as the California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020 and was amended by the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023, exempts only personal information that is subject to the GLBA. Such exemptions under the CCPA do not apply to the statute’s private right of action, which provides for statutory damages, in the event of unauthorized access and exfiltration, theft, or disclosure of California consumers’ personal information as a result of the company’s failure to maintain reasonable security procedures and practices. Additionally, the CCPA applies to the personal information of California residents collected in the employment, job applicant, and business-to-business settings. The CPRA also established the California Privacy Protection Agency (CPPA) to implement and enforce the law, which may result in additional regulatory scrutiny and risk. To date, the CPPA has issued updated CCPA regulations, which took effect on March 29, 2023; the CPPA has initiated, but not yet completed, further rulemaking activities. The CCPA and accompanying regulations (as amended) impose stringent data privacy and data protection requirements for the data of California residents, including providing the right to request that a business provide access to or delete any personal information about the consumer under certain circumstances, and the right to opt out of the sale of personal information. We have committed significant time and resources to comply with the CCPA’s requirements. The amendments to the CCPA under the CPRA also expanded consumer rights and disclosure obligations. For example, the CPRA gives California residents the ability to opt out of sharing any personal information and limits the use of their sensitive information. Several other states have enacted comprehensive privacy legislation, and while these new laws generally include exemptions from GLBA-covered date, they add layers of complexity to compliance in the US market, and could increase our compliance costs and adversely affect our business. We anticipate that additional expenditure of resources will be necessary to respond to the evolving regulatory regimes, and possibly respond to regulatory actions and mitigate reputational harm.

The Bermuda Personal Information Protection Act 2016 (PIPA) regulates how any individual, entity or public authority may use personal information (meaning any information about an identified or identifiable natural person) in Bermuda where that personal information is used by automated or other means which form, or are intended to form, part of a structured filing system. PIPA reflects a set of internationally accepted privacy principles and good business practices for the use of personal information. Although PIPA was passed on July 27, 2016, the sections that were in effect during the year ended December 31, 2024 were limited to those that related to the establishment and appointment of the Privacy Commissioner, the hiring of the Privacy Commissioner’s staff, and the general powers of the Privacy Commissioner to monitor and administer PIPA. The remaining principal sections of PIPA, including conditions for use of personal information, requirements to provide a privacy notice and appoint a privacy officer, and access, rectification and erasure rights for individuals, were fully implemented on January 1, 2025.

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

Item 1.    Business
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

In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to the US and other countries that the European Commission does not recognize as having ‘adequate’ data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. In certain cases the parties may also be required to carry out a transfer impact assessment which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the specific safeguard will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA.

The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the US, in a similar manner to the EU GDPR.

Currently, the volume of personal data processed in connection with each entity’s UK activities is insignificant and limited to management and governance matters. We regularly monitor our business activities to ensure we are prepared for compliance, should the UK GDPR ever apply to our business more broadly.

The GDPR also imposes fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR). The GDPR identifies a list of points to consider when determining the level of fines for data supervisory authorities to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress). Privacy and data protection compliance has and may in the future require substantial amendments to our procedures and policies. The changes could adversely impact our business by increasing operational and compliance costs or impact business practices. Further, there is a risk that the amended policies and procedures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant litigation, government investigations, administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects. There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of sensitive information, potentially resulting in us facing harms similar to those described above.

The BMA has recognized that cyber incidents can cause significant financial losses and/or reputational impacts across the insurance industry and has implemented the Insurance Sector Operation Cyber Risk Management Code of Conduct (the Cyber Risk Code) to ensure that those operating in the Bermuda insurance sector can mitigate such risks. The Cyber Risk Code prescribes the duties, requirements, standards, procedures and principles which all insurers, insurance managers and insurance intermediaries (agents, brokers and insurance marketplace providers) registered under the Bermuda Insurance Act must comply. The Cyber Risk Code requires all registrants to develop a cyber risk policy which is to be delivered pursuant to an operation cyber risk management program and appoint an appropriately qualified member of staff or outsourced resource to the role of Chief Information Security Officer.

Our Bermuda reinsurance subsidiaries are each required to notify the BMA when the insurer has knowledge of or reason to believe, that a Cyber Reporting Event (as defined in the Bermuda Insurance Act) has occurred. Within 14 days of such notification, the insurer must also furnish the BMA with a written report providing details of the Cyber Reporting Event that are available.

Failure to comply with the requirements of the Cyber Risk Code will be taken into account by the BMA in determining whether a registrant is conducting its business in a sound and prudent manner as prescribed by the Bermuda Insurance Act and may result in the BMA exercising its powers of intervention and investigation (see below).

Item 1.    Business
Innovation and Technology

There has been increased scrutiny, including from state insurance regulators, regarding the use of “big data” techniques, including artificial intelligence (AI), machine learning and automated decision-making. The NAIC established the Innovation, Cybersecurity and Technology (H) Committee ((H) Committee) to address the insurance implications of cybersecurity and emerging technologies, including big data, artificial intelligence and e-commerce. In December 2023, the (H) Committee adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (AI Bulletin), which outlines how insurance regulators should govern the development, acquisition and use of artificial intelligence technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in relation to artificial intelligence systems, which has already started to be adopted by the states.

As a result of increased innovation and technology in the insurance sector, the NAIC is monitoring technology developments that impact the state insurance regulatory framework and has developed or is developing regulatory guidance, as appropriate. For example, the NAIC has adopted amendments to the anti-rebating provisions of the NAIC’s Unfair Trade Practices Act to address new technologies that are being deployed to add value to existing insurance products and services. The NAIC also adopted guiding principles related to artificial intelligence, its use in the insurance sector, and its impact on consumer protection and privacy, marketplace dynamics and the state-based insurance regulatory framework. Additional guidance or developments, including with respect to privacy, may also be forthcoming.

Additionally, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws or introduced legislation targeting unfair discrimination practices. For example, in July 2021, Colorado adopted legislation that restricts the use of consumer data sources, algorithms, and predictive models that unfairly discriminate against an individual based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, or transgender status and would provide the Colorado insurance commissioner with broad rule-making and enforcement authority. Pursuant to such legislation, in September 2023, the Colorado insurance commissioner adopted rules, focused solely on the life insurance industry, establishing expansive requirements for insurers using external consumer data and information sources to establish internal governance and risk management frameworks to ensure that such use does not result in unfairly discriminatory insurance practices. Also in September 2023, Colorado released a draft artificial intelligence testing regulation for life insurance underwriting to complement the rules that were recently adopted. Several states have also issued guidance regarding the use of big data technology in compliance with anti-discrimination laws. Colorado also enacted a comprehensive AI law, Consumer Protections for Interactions with Artificial Intelligence, which will go into effect on February 1, 2026 and will apply to “high-risk AI systems” which include AI systems used in insurance and financial or lending services.

The UK has not adopted dedicated AI legislation and is instead relying on a principles-based, sector-specific approach to AI regulation; however, in July 2024 it was announced that new AI regulation would be introduced.

We expect that innovation and technology, including “big data,” will remain an important issue for the NAIC and state insurance regulators. We cannot predict what, if any, changes to laws or regulations may be enacted with regard to innovation and technology in the insurance sector.

Environmental Regulation

Our investment in mortgage loans and in a limited partnership that is in the business of originating residential mortgage loans (RML) may expose us to various environmental and other regulations. For example, to the extent that we hold whole mortgage loans as part of our investment portfolio, we may be responsible for certain tax payments or subject to liabilities under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980. Additionally, we may be subject to regulation by the Consumer Financial Protection Bureau as a mortgage holder or property owner. We are currently unable to predict the impact of such regulation on our business.

The NAIC continues to monitor and address how climate-related risks affect the insurance industry and consumers by, among other things, collecting financial data from insurers, including information on insurer investments, which can be used to assess industry investment exposure to various risks, and monitoring and analyzing developments and trends in the financial markets, including with respect to investment exposures. We have already implemented consideration of financial risks from climate change into our governance frameworks and organizational structure in response to 2021 guidance from the NYSDFS. Additionally, the NAIC is considering enhancements to financial solvency regulation manuals to address climate-related risk and resiliency issues.

In addition, the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals, pursuant to its authority under the Dodd-Frank Act. On June 27, 2023, the FIO released a report titled Insurance Supervision and Regulation of Climate-Related Risks, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.

Broker-dealers

Our securities operations, principally conducted by our limited purpose SEC-registered broker-dealer, Athene Securities, LLC (Athene Securities), are subject to federal and state securities and related laws, and are regulated principally by the SEC, the Financial Industry Regulatory Authority (FINRA), and state securities authorities. Athene Securities does not hold customer funds or safekeep customer securities. Athene Securities is the principal underwriter for the RILA and PPVA products that we offer, and has FINRA permissions to retail the PPVA product. Athene Securities currently serves as the principal underwriter of a block of variable contracts that were closed to new investors in 2002 and issued by a predecessor of AAIA. Athene Securities continues to receive concessions on those variable annuity contracts. Athene Securities also provides supervisory oversight to Athene employees who are registered representatives.

Item 1.    Business

Athene Securities and employees or personnel registered with Athene Securities are subject to the Exchange Act and to regulation and examination by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the US, have the power to conduct administrative proceedings that can result in censure; penalties and fines; disgorgement of profits; restitution to customers; cease-and-desist orders; or suspension, termination or limitation of the activities of the regulated entity or its employees.

As a registered broker-dealer and member of various self-regulatory organizations, Athene Securities is subject to the SEC’s net capital rule, which specifies the minimum level of net capital a broker-dealer is required to maintain and requires a minimum part of its assets to be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. The net capital rule imposes certain requirements that may have the effect of preventing a broker-dealer from distributing or withdrawing capital and may require that prior notice to the regulators be provided prior to making capital withdrawals. Compliance with net capital requirements may limit the ability of our broker-dealer subsidiary to pay dividends to us. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the US, are currently considering a wide variety of regulatory proposals including issues ranging from cybersecurity to marketing practices that, individually or collectively, could increase the costs of Athene Securities.

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

In April 2016, the DOL issued regulations, which were later vacated effective June 2018, expanding the definition of “investment advice” and broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered “fiduciaries” under ERISA. Thereafter, the DOL issued proposed regulatory action to address the vacated definition and issued final regulatory action on December 15, 2020, which confirmed the reinstatement of the definition of “investment advice” that applied prior to 2016 but broadens the circumstances under which financial institutions, including insurers, could be considered fiduciaries under ERISA in connection with recommendations to “rollover” assets from a qualified retirement plan to an IRA. This guidance reverses an earlier DOL interpretation suggesting that rollover advice did not constitute investment advice giving rise to a fiduciary relationship. In connection with the final regulatory action, the DOL issued a prohibited transaction class exemption that allows fiduciaries to receive compensation in connection with providing investment advice, including advice about rollovers, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan. In order to be eligible for the exemption, the investment advice fiduciary would be required, among other conditions, to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice. On October 31, 2023, the DOL released a proposed regulation, which was issued as final on April 23, 2024, that replaced the existing definition of investment advice fiduciary. The amended definition expands the circumstances under which certain financial institutions could be considered to be fiduciaries under ERISA. The DOL also released amendments to certain prohibited transaction exemptions that also were issued as final on April 23, 2024, including one that applies to the sale of annuity contracts by insurance companies, that changes the ability of advice fiduciaries to use those exemptions for certain transactions. Various industry groups brought litigation against the DOL seeking a variety of remedies with respect to the amended definition of fiduciary and the amendments to the prohibited transaction exemptions. In July 2024, two Texas federal district courts issued stays on the effective date of the amendments to the definition of investment advice fiduciary and the amendments to the prohibited transaction exemptions. In September 2024, the DOL filed a notice of appeal with respect to the national stay issued by the one of the Texas federal district courts. As a result of these court opinions and the DOL’s notice of appeal, it is uncertain whether the amendment to the definition of fiduciary or the amendments to the prohibited transaction exemptions will become effective. We continue to monitor this issue for any additional developments.

SEC and State Fiduciary Standards

The SEC adopted a rule in 2020 under the Exchange Act that establishes a standard of conduct for broker-dealers and associated persons of a broker-dealer when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities. This rule, called “Regulation Best Interest,” requires broker-dealers, among other things, to: act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker-dealer ahead of the interests of the retail customer; and address conflicts of interest by establishing, maintaining, and enforcing policies and procedures reasonably designed to identify and fully and fairly disclose material facts about conflicts of interest, and in certain identified areas where the SEC has determined that disclosure is insufficient to reasonably address the conflict, to mitigate or, in certain instances, eliminate the conflict. The standard of conduct established by Regulation Best Interest cannot always be satisfied through disclosure alone. Though Regulation Best Interest does not directly

Item 1.    Business
impact the sale of our annuity products, with the exception of our RILA product, it does impact how some of our retail distribution partners monitor insurance sales.

In addition, certain states, for example Massachusetts, Nevada, and New Jersey, have proposed measures that would make broker-dealers and sales agents subject to a fiduciary duty when providing products and services to customers. The Massachusetts Securities Division adopted a fiduciary duty rule applicable to broker-dealers when making recommendations concerning securities or investment strategies, effective September 1, 2020; however, consistent with the Massachusetts Uniform Securities Act, this rule does not apply to advice concerning commodities or insurance products, including life insurance and annuities. On September 5, 2023, the North American Securities Administrators Association (NASAA), the association of state securities administrators in the US and Canada, proposed revisions to its Model Rule on Dishonest and Unethical Business Practices of Broker-Dealers and Agents; these revisions purport to incorporate the standards of Regulation Best Interest but in fact would expand those requirements in ways that would increase costs to broker-dealers. The SEC did not indicate an intent to preempt state regulation in this area, and some of the state proposals would allow for a private right of action. As a result of these changes, it may become more costly to provide our products and services in the states subject to these rules.

The NAIC has adopted the Suitability in Annuity Transactions Model Regulation (SAT), which places responsibilities upon insurers with respect to the suitability of annuity sales, including responsibilities for training agents. Many states, including Athene Domiciliary States, have already enacted laws and/or regulations based on SAT, thus imposing suitability standards with respect to sales of FIAs. Similar to New York’s adoption of amendments to its SAT-based regulation to incorporate a “best interest” standard regarding the suitability of life insurance and annuity sales, the NAIC adopted amendments to the SAT that include a requirement for producers to act in the “best interest” of a retail customer when making a recommendation of an annuity. As of February 1, 2025, 48 states, including Iowa, have adopted a version of the revised SAT that includes a best interest concept, and another state has pending legislation to adopt a version of the revised SAT that includes a best interest concept. Future changes in such laws and regulations could adversely affect the way our US insurance subsidiaries market and sell their annuity products.

Further, the SEC has asserted in examinations and enforcement actions that when an individual licensed both as an investment adviser representative or broker-dealer registered representative and as an insurance agent advises customers about allocating assets between securities and non-securities insurance products (such as indexed annuities), Regulation Best Interest and the fiduciary interpretation apply to those recommendations.

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

Item 1.    Business
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

Economic Substance Act 2018 (ESA)

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

Item 1.    Business
UK Corporation Tax

Certain of our subsidiaries are treated as residents in the United Kingdom for UK tax purposes due to being centrally managed and controlled in the UK, and will each be treated as a fiscally opaque company from a UK tax perspective (collectively, UK Resident Companies). Our UK Resident Companies are generally subject to UK corporation tax on their respective worldwide profits. In practice, however, it is not expected that our UK Resident Companies will be liable to account for any material UK corporation tax on the basis that: (1) in the case of the UK Resident Companies that are holding companies, their income and gains should be primarily derived from their holding of shares in direct subsidiaries; and (2) in the case of the UK Resident Companies that are operating companies, the majority of profits will be attributable to their permanent establishments in Bermuda in respect of which “foreign branch exemption elections” (set out in s.18A Corporation Tax Act 2009) have been made. Any dividends received by our UK Resident Companies should be exempt from UK corporation tax and any gains arising to our UK Resident Companies on a disposal or deemed disposal of a subsidiary (including any potential future subsidiaries) should be exempt from UK corporation tax on chargeable gains as a result of the application of the UK substantial shareholding exemption set out in Schedule 7AC of the Taxation of Chargeable Gains Act 1992. The UK Resident Companies are not required to withhold tax when paying a dividend.

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

•Hedging Strategies – We use, and may in the future use, derivatives and reinsurance contracts to hedge risks related to current or future changes in the fair value of our assets and liabilities; current or future changes in cash flows; changes in interest rates, equity markets and credit spreads; the occurrence of credit defaults; foreign currency fluctuations; and changes in mortality and longevity. We use equity derivatives to hedge the liabilities associated with our FIAs. Our hedging strategies rely on assumptions and projections regarding our assets and liabilities, as well as general market factors and the creditworthiness of our counterparties, any or all of which may prove to be incorrect or inadequate. Accordingly, our hedging activities may not have the desired impact. We may also incur significant losses on hedging transactions.

Item 1A.    Risk Factors
•Financial Statements – The preparation of our consolidated financial statements requires management to make various estimates and assumptions that affect the amounts reported therein. These significant estimates and assumptions include, but are not limited to, the fair value of investments; impairment of investments and allowances for expected credit losses; derivatives valuation, including embedded derivatives; future policy benefit reserves; market risk benefit assets and liabilities; consolidation of VIEs; and income taxes. The estimates and assumptions required for these calculations involve judgment and by nature are imprecise and subject to changes and revisions over time. Accordingly, our financial condition and results of operations may be adversely affected if actual results differ from the estimates we use or if assumptions are materially revised.

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

In order to improve or maintain their financial strength ratings, management may attempt to implement strategies which improve capital ratios or other measures and perceptions of our subsidiaries. We cannot guarantee any such measures will be successful. We cannot predict what actions NRSROs may take in the future, and failure to maintain current financial strength ratings could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Item 1A.    Risk Factors
Many of our competitors are large and well-established and some have greater breadth of distribution; offer a broader range of products, services or features; assume a greater level of risk; or have higher financial strength, claims-paying or credit ratings than we do. Our competitors may also have lower return on capital targets than we do which may allow them to price products, reinsurance arrangements or acquisitions more competitively. In addition, our competitors, including new market entrants may engage in aggressive, non-economic pricing in an effort to gain market share. If we experience a decline in our competitive position or if our financial strength and credit ratings remain lower than the ratings of certain of our competitors, we may experience increased surrenders and/or an inability to reach sales targets or consummate block reinsurance transactions, which may have a material and adverse effect on our growth, business, financial condition, results of operations, cash flows and prospects.

If we are unable to attract and retain IMOs, banks and broker-dealers, sales of certain of our products may be adversely affected.

We distribute our annuity products through a variable cost distribution network, which includes 41 IMOs, 19 banks and 151 broker-dealers, collectively representing approximately 140,000 independent agents. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

From time to time we may pursue acquisitions and block reinsurance transactions, and our ability to consummate these transactions on economically advantageous terms acceptable to us in the future is unknown.

From time to time we may pursue acquisitions of other insurance companies and businesses and block reinsurance transactions as a way to grow our business. Each of these transactions could require additional capital, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions and block reinsurance transactions. While we have reviewed various opportunities and have successfully completed transactions in the past to facilitate our growth, competition exists in the market for profitable blocks of insurance and businesses. Such competition is likely to intensify as insurance businesses become more attractive targets. It is also possible that merger and acquisition transactions will become less frequent. Thus, in the future, we may not be able to find suitable acquisition or block reinsurance opportunities that are available at attractive valuations, or at all. Even if we do find suitable opportunities, we may not be able to consummate the transactions on commercially acceptable terms. In addition, to the extent we determine to finance an acquisition or block reinsurance transaction, suitable financing arrangements may not be available on acceptable terms, on a timely basis, or at all. Our acquisition and block reinsurance transaction activities may also divert the attention of our management from our business, which may have an adverse effect on our business and results of operations.

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

We retain personally identifiable information and other confidential information, including in some instances sensitive personal information such as health-related information, in our information technology systems and those of our business partners. Despite our security and back-up measures, including periodic testing and our business continuity plan, our information technology systems and those of our business partners may be vulnerable to physical or electronic intrusions, computer viruses or other malicious codes, unauthorized or fraudulent access, cyber-attacks such as ransomware, social-engineering attacks, or denial-of-service attacks, programming or other human errors, and other breaches of cybersecurity and information security systems and similar disruptions, and we may not be able to anticipate, detect, repel or implement effective preventative measures against all such threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, war, epidemics, pandemics, computer viruses, and electrical or telecommunications outages).

Item 1A.    Risk Factors
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

Many of our subsidiaries’ products and services are sold through third-party intermediaries. In particular, our insurance businesses are reliant on such intermediaries to describe and explain these products and services to potential customers, and although we take precautions to avoid this result, such intermediaries may be deemed to have acted on our behalf. If that occurs, the intentional or unintentional misrepresentation of our subsidiaries’ products and services in advertising materials or other external communications, or inappropriate activities by an intermediary or personnel employed by an intermediary could result in liability for us and have an adverse effect on our reputation and business prospects, as well as lead to potential regulatory actions or litigation involving or against us. In addition, we rely on third-party administrators (TPAs) to administer a portion of our annuity contracts, as well as our legacy life insurance business. Some of our reinsurers also use TPAs to administer business we reinsure to them. To the extent any of these TPAs do not administer such business appropriately, we may experience customer complaints, regulatory intervention and other adverse impacts, which could affect our future growth and profitability. Previously, we received a Section 308 information request from the NYSDFS relating to the administration and lapse of certain life policies covered by a consent order we entered into with the NYSDFS in 2018. Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic) and certain of its affiliates, the reinsurer and administrator of these policies, has been assisting us in our response to the NYSDFS and is obligated to indemnify us under the terms of the reinsurance agreement between us and Global Atlantic. If any of these TPAs or their employees are found to have made material misrepresentations to our policyholders, violated applicable insurance, privacy or other laws and regulations or otherwise engaged in misconduct, we could be held liable for their actions and be subject to regulatory scrutiny, which could adversely affect our reputation, business prospects, financial condition, results of operations and cash flows.

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

We are subject to significant operating and financial restrictions imposed by our credit agreements and certain letters of credit, and we are also subject to certain operating restrictions imposed by the indentures to which we are a party.

On June 30, 2023, AHL, ALRe, Athene USA Corporation (AUSA) and AARe, as borrowers, entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A., as administrative agent (Credit Facility). Also on June 28, 2024, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (Liquidity Facility), which replaced our previous revolving credit agreement dated as of June 30, 2023. The Credit Facility, Liquidity Facility, and certain letters of credit also entered into contain various restrictive covenants which restrict the operations of our business. As a result of these restrictions, we may be limited in how we conduct our operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

Item 1A.    Risk Factors
In addition to the covenants to which we are subject pursuant to our Credit Facility, Liquidity Facility and certain letters of credit, AHL is also subject to certain limited covenants pursuant to the Indentures, dated January 12, 2018 and March 7, 2024, by and between us and U.S. Bank National Association, as trustee (Base Indentures), as supplemented by the applicable supplemental indentures, by and among us and U.S. Bank National Association, as trustee, (together with the Base Indentures, Indentures). The Indentures contain restrictive covenants which limit, subject to certain exceptions, AHL’s and, in certain instances, some or all of its subsidiaries’ ability to make fundamental changes, create liens on any capital stock of certain of AHL’s subsidiaries, and sell or dispose of the stock of certain of AHL’s subsidiaries.

The terms of any future indebtedness we may incur may contain additional restrictive covenants.

We are subject to risks associated with pandemics, epidemics, disease outbreaks and other public health crises which could impact our business, financial condition and results of operations in the future.

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

Artificial intelligence could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.

Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, AI Technologies) and their current and potential future applications, including in the private investment, financial and insurance sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. We also face competitive risks if we fail to adopt AI Technologies in a timely fashion.

We intend to avail ourselves of the potential benefits, insights and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies is incomplete, incorrect, inadequate or biased in some way, it may result in flawed algorithms, reduce the effectiveness of AI Technologies and adversely impact us and our operations. There is also a risk that AI Technologies and data used therewith may be misused or misappropriated by our employees, third-party service providers or other third parties. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, including material non-public information, could have an adverse impact on our reputation, subject us to legal and regulatory investigations and/or actions and create competitive risk.

The use of AI Technologies also requires our compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI Technologies, including intellectual property infringement and misappropriation claims, that could have a material and adverse impact on our business, financial condition, results of operations, liquidity and cash flows.
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

Further to NAIC activities with respect to RBC calculation methodologies, the NAIC has recently adopted and is currently considering a variety of reforms to its RBC framework, which could increase the capital requirements for our US insurance subsidiaries. For example, the NAIC recently adopted changes to certain statements of statutory accounting principles in connection with its principles-based bond project, which became effective on January 1, 2025, setting forth the factors to determine whether an investment in debt qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of an investment being less favorable. The NAIC also adopted an interim change to the life RBC formula for year-end 2023 and 2024 reporting to increase the RBC base factor for residual tranches of structured securities, and will further consider whether to increase or decrease the base factor in future years. In addition, the NAIC is reviewing changes related to filing exempt status for certain securities, including a proposal that sets forth procedures for the NAIC’s review of investments that are exempt from filing with the NAIC’s Securities Valuation Office, which could result in, among other things, the capital charge treatment of the investment being less favorable.

In March 2024, the BMA published revised rules and new guidance notes to enhance Bermuda’s regulatory regime for commercial insurers. The material enhancement to the framework includes updates to the technical provisions, the computation of the BSCR and the BSCR adjustment framework.

NRSROs may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs to maintain their current ratings, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. Regulatory developments, including the NAIC’s adoption of amendments to its Insurance Holding Company System Regulatory Act and Model Regulation requiring, subject to certain exceptions, the filing of a confidential annual GCC and an annual LST with the IID, the lead state insurance regulator of our US insurance subsidiaries, may increase the amount of capital that we are required to hold and could result in us being subject to increased regulatory requirements.

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

Our investments and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in impairment of assets in our investment portfolio. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or the war between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.

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

Item 1A.    Risk Factors
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

A substantial amount of our net invested assets is linked to real estate, including fixed maturity and equity securities, such as CMBS and RMBS, and mortgage loans, consisting of both CML and RML. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. For example, an unexpectedly high rate of default on mortgages held by a CMBS or RMBS may limit substantially the ability of the issuer of such security to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage securitizations that include “sub-prime” or “alt-A” mortgages. As of December 31, 2024, 3.2% of our net invested assets linked to real estate were invested in such “sub-prime” mortgages and “alt-A” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in the rate of mortgage prepayments can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities.

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

As of December 31, 2024, 40% of the carrying value of our available-for-sale (AFS) securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. Of our total AFS securities, including related parties, as of December 31, 2024, 11% were invested in CLOs of Cayman Islands issuers (for which the underlying assets are largely loans to US issuers) and 29% were invested in other non-US issuers. While we invest in securities of non-US issuers, the currency denominations of such securities usually match the currency denominations of the liabilities that the assets support. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio for further information on international exposure.

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

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company and our investment portfolio include those risks related to the impact of US and foreign climate- and environmental, social and governance (ESG)-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices and the value of our investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the US prone to catastrophe, including California, sections of the northeastern US, the South Atlantic states and the Gulf Coast.

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

Item 1A.    Risk Factors
Under our fee agreement with ISG (Fee Agreement), Apollo receives higher sub-allocation fees for investing in asset classes with higher alpha generating abilities. See Note 15 – Related Parties–Apollo–Fee structure to the consolidated financial statements for additional information regarding the sub-allocation fees. There is no assurance that higher returns will be achieved by investing in these asset classes. Accordingly, Apollo is incentivized to increase the amount of investments subject to higher sub-allocation fees, which may result in greater risk to the returns in our investment portfolio. While we believe that we and Apollo have each implemented appropriate risk governance regarding asset allocation, it is possible that such incentives could result in increased holdings of assets with higher alpha generating abilities, and if such investments fail to perform, it could have an adverse impact on our investment results.

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

James R. Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG and receives compensation from ISG for services he provides. Mr. Belardi also owns a profits interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo from us, including sub-allocation fees. Mr. Belardi is also a director of the general partner of ISG. Accordingly, Mr. Belardi’s involvement as a member of our board of directors and management team, as an officer and director of AGM, and as an officer of ISG and director of ISG’s general partner may lead to a conflict of interest. Furthermore, certain members of our board of directors also serve on the board of directors of AGM or ISG or are employees of Apollo or its affiliates, which could also lead to potential conflicts of interest. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various US state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities and standard setters in the US and worldwide (including the IAIS) have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the ICS by the IAIS to be applicable to IAIGs and the Global Monitoring Exercise, as well as the US NAIC’s adoption of the GCC and LST. The IID has adopted the GCC and LST amendments, which are applicable to us. On February 6, 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified AHL as the Head of the IAIG. As a result of these identifications, we expect AHL to be subject to the relevant capital standard that the US will apply to IAIGs once adopted. At this time, we do not expect a significant impact on AHL’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on AHL’s capital position or capital structure and any other burdens being named an IAIG may impose on AHL or its insurance affiliates. See Item 1. Business–Regulation–Regulation of an Insurance Group for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

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

Item 1A.    Risk Factors
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

Item 1A.    Risk Factors
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

Risks Relating to Taxation

The tax treatment of our structure is complex and may be subject to change as a result of new laws or regulations or differing interpretations of existing laws and regulations, under audit or otherwise, potentially on a retroactive basis.
The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of US federal, state, local and non-US tax law for which no clear precedent or authority may be available. In addition, US federal, state, local and non-US tax rules are constantly under review by persons involved in the legislative process, the IRS, the US Department of the Treasury, and state, local and non-US legislative and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the US federal income tax rates applicable to corporations, limits further the deductibility of interest or effects other changes that could have a material adverse effect on our business, results of operations and financial condition.
On August 16, 2022, the US government enacted the Inflation Reduction Act of 2022 (IRA). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. The impact of the IRA on our financial condition will depend on the facts and circumstances of each year.

Non-US, state and local governments may enact legislation that could result in changes to non-US, state and local tax law and regulations, which may have a material impact on our financial position and results of operations. In particular, both the rate and basis of taxation may change. We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of US (including state or local) or non-US tax payable by us, our subsidiaries or investors in our shares. If any such developments occur, our business, results of operations and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our shares.

Our effective tax rate and tax liability is based on the application of current tax laws, regulations and treaties as interpreted and applied by various jurisdictions. These laws, regulations and treaties are complex, and the manner in which they apply to us and our subsidiaries is sometimes open to interpretation. Moreover, the application of such laws, regulations and treaties may not be compatible with one another. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our tax provision that could increase our effective tax rate or have other unforeseen adverse tax consequences.

In addition, we or certain of our subsidiaries are currently (or have been recently) under tax audit in various jurisdictions, and these jurisdictions or any others where we conduct business may assess additional tax against us. While we believe our tax positions, determinations, and calculations are reasonable, the final determination of tax upon resolution of any audits could be materially different from our historical tax provisions and accruals. Should additional material taxes be assessed as a result of an audit, assessment or litigation, there could be an adverse effect on our results of operations and cash flows in the period or periods for which that determination is made. Even where an audit, assessment or litigation is resolved favorably to us, the additional costs incurred in resisting or resolving such audits, assessments or litigation may adversely affect our business.

Item 1A.    Risk Factors
The US Congress, the OECD and other government bodies and organizations in jurisdictions where we and our affiliates are established, invest or conduct business continue to recommend and implement changes related to the taxation of multinational companies. The OECD/G20 Inclusive Framework on BEPS (Inclusive Framework), which currently includes over 145 countries and jurisdictions, has proposed and encouraged the implementation by its participating jurisdictions of changes to numerous long-standing tax principles through its BEPS project, which is focused on a number of issues, including the prevention of profit shifting among affiliated entities in different jurisdictions, limitation of improper interest deductibility claims and ensuring eligibility of taxpayers claiming the benefits of double tax treaties. Several of the BEPS measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, are relevant to our group structure and the structure of some of our investments. There remains some significant uncertainty regarding the timing of implementation and the specific domestic measures adopted in pursuance of the BEPS project for our business, however. Those aspects of the BEPS proposals which have already been implemented rely on relatively new legislation in a number of Inclusive Framework member jurisdictions, for which there is (in many cases) limited domestic precedent. Specifically, uncertainty remains around (among other matters) access to tax treaties for some of our investments, which could create situations of double taxation and adversely impact our investment returns.

In addition, Inclusive Framework members continue to work toward the domestic implementation of so-called “Pillar Two” which, broadly, ensures that multinational enterprises (MNEs) with revenues over 750 million euros pay a minimum rate of corporate income tax in each jurisdiction in which they operate. Pillar Two includes two interlocking rules for domestic adoption by Inclusive Framework members (together the Global Anti-Base Erosion Rules (GloBE Rules)): (1) an Income Inclusion Rule (IIR), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity within that parent entity’s group; and (2) a “UTPR” (commonly known as an undertaxed profits rule), which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR.

Key aspects of Pillar Two (including IIR regimes) have already become effective in jurisdictions relevant to our business as of January 1, 2024, with other aspects (including UTPR regimes) expected to become effective in 2025. The United Kingdom, for example, enacted legislation in July 2023 implementing an IIR via a MTT (alongside a UK domestic top-up tax) that applies to MNEs for accounting periods beginning on or after December 31, 2023 and is proposing the introduction of a UTPR to be effective for accounting periods beginning on or after December 31, 2024.

The OECD has released administrative guidance which clarifies (and in some cases amends) previously released guidance on the application of the model GloBE Rules, and jurisdictions enacting legislation in respect of Pillar Two have sought to implement these updates (either by way of legislative amendment or the release of further domestic guidance). We expect that the OECD will continue to release updates to its administrative guidance which may result in further amendments to the Pillar Two rules as they apply in relevant jurisdictions. As such, several aspects of the Pillar Two rules, including whether some or all of our business and the companies in which we invest fall within the scope of the exclusions therefrom, currently remain uncertain.

The release of further updates to the GloBE Rules and adoption of Pillar Two legislation (including IIR or UTPR regimes) by additional jurisdictions may give rise to consequential amendments to tax laws (other than those which seek to enact or modify Pillar Two rules) in other jurisdictions. As noted below (see –The recently enacted Bermuda Corporate Income Tax Act 2023, or other changes in Bermuda tax laws, may negatively affect our earnings and results from operations), Bermuda in particular has enacted the Bermuda CIT in response to the Pillar Two initiative. The implications of these rules for our business remain uncertain, both at a domestic level in Bermuda and in terms of how the Bermuda CIT (which came into full effect on January 1, 2025) might interact with the MTT and UTPR legislation or other Pillar Two implementing legislation in relevant jurisdictions.

Alongside Pillar Two, the Inclusive Framework has also developed a proposal to amend existing tax laws and principles to shift taxing rights to the jurisdiction of the consumer (called “Pillar One”). As currently proposed, Pillar One seeks to re-allocate taxing rights over 25% of the residual profits of MNEs with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. While the Inclusive Framework continues to seek agreement regarding the form and timing of implementation of Pillar One, no concrete proposal has yet been achieved and therefore the likely impact on our business and the taxes we pay remains unclear.

The timing, scope and implementation into the domestic law of relevant jurisdictions of any measures in pursuit of aspects of the BEPS project other than Pillar One and Pillar Two remains subject to significant uncertainty, as does the content of existing and future OECD guidance and the form of legislation which enacts these changes. Such future changes may result in material additional tax being payable by our business and the businesses of the companies in which we invest. The ultimate implementation of the BEPS project may also increase the complexity and the burden and costs of compliance and advice relating to our efforts to efficiently fund, hold and realize investments, and could necessitate or increase the probability of some restructuring of our group or business operations. This may also lead to additional complexity in evaluating the tax implications of ongoing investments and restructuring transactions within our business.

Item 1A.    Risk Factors
Our ownership of certain non-US entities could cause us to be subject to US federal income tax in amounts greater than expected, which could adversely affect the value of your investment.

Certain of our non-US subsidiaries are treated as foreign corporations under the Internal Revenue Code (such subsidiaries, the Non-US Subsidiaries). Each of the Non-US Subsidiaries currently intends to operate in a manner that will not cause it to be subject to US federal income taxation on a net basis in any material amount. However, there is considerable uncertainty as to whether a foreign corporation is engaged in a trade or business (or has a permanent establishment) in the US, as the law is unclear and the determination is highly factual and must be made annually. Therefore there can be no assurance that the IRS will not successfully contend that a Non-US Subsidiary that does not intend to be treated as engaged in a trade or business (or as having a permanent establishment) in the US does, in fact, so engage (or have such a permanent establishment). If any such Non-US Subsidiary is treated as engaged in a trade or business in the US (or as having a permanent establishment), it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, certain of our subsidiaries are treated as resident in the UK for UK tax purposes (UK Resident Companies) and expect to qualify for the benefits of the income tax treaty between the US and the UK (UK Treaty) by reason of being subsidiaries of AGM or by reason of satisfying an ownership and base erosion test. Accordingly, our UK Resident Companies are expected to qualify for certain exemptions from, or reduced rates of, US federal taxes that are provided for by the UK Treaty. However, there can be no assurances that our UK Resident Companies will continue to qualify for treaty benefits or satisfy all of the requirements for the tax exemptions and reductions they intend to claim. If any of our UK Resident Companies fails to qualify for such benefits or satisfy such requirements, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.

AHL may be subject to UK taxation by reason of its historic UK tax residency or as a result of ceasing to be a UK tax resident.

Prior to 2024, AHL was treated as resident in the UK for UK tax purposes. As from 2024, AHL expects to no longer be a resident of the UK for tax purposes on the basis that it is not incorporated in the UK and its central management and control is no longer exercised from the UK. Further, it is expected that AHL will conduct its affairs in a manner that ensures that it is not regarded as carrying on a trade in the UK through a UK “permanent establishment” or “UK Representative.” Accordingly, AHL does not expect to be generally subject to UK tax on its worldwide profits.

While it is not anticipated that any adverse UK tax consequences should arise to AHL as a result of its historic UK tax residency, it is possible that HMRC may nonetheless seek to assert UK taxation with respect to AHL’s historic or future income or gains (including, without limitation, under a number of specific UK tax regimes, including the controlled foreign company regime, the hybrids and other mismatches regime, the diverted profits tax and the MTT). The UK tax regime also provides for certain forms of “exit taxation” to occur where a company ceases to be a UK tax resident (broadly, by deeming such companies (in certain circumstances) to have effected a deemed realization of their assets and liabilities at fair market value upon departure). We do not anticipate material adverse UK tax consequences for AHL arising as a result of its historic UK tax residency or as a result of ceasing to be a UK tax resident, but no assurances can be provided that HMRC will not assert that additional UK taxation applies.

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

We establish our tax provision in accordance with US GAAP. However, there can be no assurance that this provision will accurately reflect the amount of US federal income tax that we ultimately pay, as that amount could differ materially from the estimate. There may be material adverse consequences to our business if tax authorities successfully challenge our BEAT calculations, in light of the uncertainties described above.

Changes in tax law could adversely impact our earnings.

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

Item 1A.    Risk Factors

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

The recently enacted Bermuda Corporate Income Tax Act 2023, or other changes in Bermuda tax laws, may negatively affect our earnings and results from operations.

On December 27, 2023, the Government of Bermuda enacted the Bermuda CIT. Commencing on January 1, 2025, the Bermuda CIT generally imposes a 15% corporate income tax on entities that are tax residents in Bermuda or have a Bermuda permanent establishment and are members of multi-national groups with consolidated revenues in excess of €750 million for at least two of the last four fiscal years. The Bermuda CIT also includes various transitional provisions and elections that may reduce the amount of tax imposed. We expect that our subsidiaries that are organized in Bermuda generally will be subject to tax under the Bermuda CIT. We are continuing to evaluate the impact of the Bermuda CIT on our operations, including the transitional provisions and elections that may be available to mitigate such impact. No assurances can be provided that the Bermuda CIT, or future amendments, regulations or other guidance in respect of the Bermuda CIT, will not negatively affect our earnings and results of operations.

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

Item 1A.    Risk Factors
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

We operate in an industry in which various practices are subject to potential litigation, including class actions, and regulatory scrutiny. We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business and may be the subject of regulatory proceedings (including investigations and enforcement actions). Plaintiffs may seek large or indeterminate amounts of damages in litigation and regulators may seek large fines in enforcement actions. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation and enforcement actions, it is possible that an unfavorable resolution of one or more matters could have a material and adverse effect on our business, financial condition, results of operations and cash flows. See Item 3. Legal Proceedings and Note 16 – Commitments and Contingencies to the consolidated financial statements for certain matters to which we are a party, if any. Even if we ultimately prevail in any litigation or receive positive results from investigations, we could incur material legal costs or our reputation could be materially adversely affected.

Beginning in March 2024, a number of putative class actions were filed in federal courts in the US against certain of our customers, in their respective capacities as plan sponsors, alleging violations of ERISA in connection with their transfer of pension obligations under defined benefit plans governed under ERISA and their purchase of pension group annuity contracts from us. The lawsuits seek, inter alia, that defendants guarantee the annuities purchased from us and disgorge any profits earned from the transactions. Although we are not a named defendant, the lawsuits make several negative allegations about us and our business, which we believe to be untrue. Recently, similar claims have been filed against customers of other insurance companies that have transferred their pension obligations to such other insurance companies. Negative public perceptions of us and our business have adversely affected, and may continue to adversely affect, our ability to attract and retain customers in our pension group annuity business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. To the extent these lawsuits continue to spread to customers of other insurance companies, future activity in the overall pension risk transfer industry may be reduced. In addition, these lawsuits could lead to increased regulatory and governmental scrutiny of our business and the industry overall, and/or result in us becoming involved in these lawsuits or even being named as a defendant in future lawsuits related to our pension group annuity business, which could result in additional expenses, adverse regulations and oversight, and/or additional reputational harm. These lawsuits could also spur similar copycat lawsuits, which could further impact our pension group annuity business. To the extent that the inflows in our pension group annuity business continue to be negatively impacted by these lawsuits, and in the event of any related regulatory and governmental scrutiny, we may seek to increase our inflows in our other distribution channels, including by issuing additional funding agreements within our institutional channel. However, there are no assurances that we would be successful in replacing any future pension group annuity inflows with inflows from other distribution channels or that such other inflows would result in comparable spreads.

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

The CISO is responsible for managing our information security program. Our CISO has over 25 years of information technology experience and over 20 years of information security experience; is a Certified Information Systems Security Professional, a Certified Information Systems Manager, and holds a Bachelor of Arts in statistical science, a Bachelor of Science in computer science, and a Master of Business Administration in business.

Item 2.    Properties

We own our corporate headquarters located at 7700 Mills Civic Parkway, West Des Moines, Iowa. We lease our head office for Bermuda operations in Hamilton, Bermuda. We consider these facilities and other properties to be suitable and adequate for the management and operation of our business.

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

Descriptions of certain legal proceedings affecting us, if any, are included in Note 16 – Commitments and Contingencies to the consolidated financial statements.

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

We have established a significant base of earnings and, as of December 31, 2024, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 7.8 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts and other products.

Our total assets have grown to $363.3 billion as of December 31, 2024. For the year ended December 31, 2024, we generated a net investment spread of 1.78%.

The following table presents the inflows and outflows generated from our organic and inorganic channels as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Years ended December 31,
(In millions)	2024	2023	2022
Retail	$35,764	$35,293	$20,407
Flow reinsurance	5,573	10,547	6,186
Funding agreements[1]	28,748	7,193	10,039
Pension group annuities	918	10,374	11,218
Gross organic inflows	71,003	63,407	47,850
Gross inorganic inflows[2]	—	2,214	—
Total gross inflows	71,003	65,621	47,850
Gross outflows[3]	(33,469)	(33,868)	(27,872)
Net flows	$37,534	$31,753	$19,978

Inflows attributable to Athene[4]	$49,084	$43,000	$39,244
Inflows attributable to ACRA noncontrolling interests[4]	17,848	22,621	8,606
Inflows ceded to third-party reinsurers[5]	4,071	—	—
Total gross inflows	$71,003	$65,621	$47,850

Outflows attributable to Athene	$(27,248)	$(28,763)	$(23,724)
Outflows attributable to ACRA noncontrolling interests	(6,221)	(5,105)	(4,148)
Total gross outflows[3]	$(33,469)	$(33,868)	$(27,872)

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

[3] Gross outflows include full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows. Gross outflows in 2023 include the $2.7 billion of reserves recaptured by Venerable Insurance and Annuity Company (VIAC). Gross outflows in 2022 include the cession of $4.9 billion of certain inforce funding agreements to Catalina General Insurance Ltd. (Catalina).

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

[5] During the first quarter of 2024, we entered into a modco reinsurance agreement with Catalina to cede a quota share of our retail deferred annuity business issued on or after January 1, 2024.

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $71.0 billion, $63.4 billion and $47.9 billion for the years ended December 31, 2024, 2023 and 2022, respectively, which were underwritten to attractive returns. Gross organic inflows for the year ended December 31, 2024 increased $7.6 billion, or 12%, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

funding agreements and block reinsurance outflows (collectively, gross outflows), in the aggregate were $33.5 billion, $33.9 billion and $27.9 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in gross outflows of $399 million was primarily driven by a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2023 and the VIAC recapture transaction in the third quarter of 2023, partially offset by an increase in funding agreement maturities in 2024 and an increase in retail outflows related to the higher rate environment. We believe that our credit profile, current product offerings and product design capabilities, as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $35.8 billion, $35.3 billion and $20.4 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in our retail channel was driven by record sales of our FIA and RILA products, partially offset by a decrease in MYGA sales compared to 2023. Overall sales were strong across our bank, IMO and broker-dealer channels, exhibiting strong sales execution, the current rate environment, growing product offerings and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 41 IMOs and with our growing network of 19 banks and 151 broker-dealers, collectively representing approximately 140,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $5.6 billion, $10.5 billion and $6.2 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in our flow reinsurance channel from 2023 was primarily driven by increased competitive dynamics in 2024. We continue to expand our presence in Asia with increased partnerships and growing product offerings. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $29.7 billion, $17.6 billion and $21.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in our institutional channel was driven by higher funding agreement inflows, partially offset by lower pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $28.7 billion, $7.2 billion and $10.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in our funding agreement channel from 2023 was driven by record inflows related to a resurgence in FABN issuance, as well as an increase in secured and other funding agreement and FHLB issuances in 2024 amid more favorable market conditions. Funding agreement inflows for the year ended December 31, 2024 consisted of $10.9 billion of FABN issuances, $8.4 billion of secured and other funding agreement issuances, $9.4 billion of FHLB issuances and no long-term repurchase agreement issuances. As of December 31, 2024, we had funding agreements outstanding of $24.1 billion under our FABN program, $14.8 billion of secured and other funding agreements, $15.6 billion with the FHLB and $2.7 billion of long-term repurchase agreements. We issued pension group annuity contracts in the aggregate principal amount of $918 million, $10.4 billion and $11.2 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in our pension group annuity channel was primarily related to closing a $7.6 billion transaction, our largest single pension group annuity transaction to date, in the second quarter of 2023. Additionally, pension group annuity inflows in 2024 were impacted by the competitive environment and litigation against certain of our pension group annuity clients. Since entering the pension group annuity market in 2017, we have closed 49 deals resulting in the issuance or reinsurance of group annuities of $52.7 billion with more than 550,000 plan participants as of December 31, 2024. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

To support our growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We directly own 37% of the economic interests in ACRA 1, with the remaining 63% of the economic interests being owned by ADIP I, a series of funds managed by Apollo. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interest in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

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

During the fourth quarter of 2024, we purchased investments in ADIP I and ADIP II, of which $65 million was acquired from Apollo. As of December 31, 2024, we held investments in ADIP of $238 million.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of December 31, 2024, we estimate that we had approximately $8.8 billion in capital available to deploy, consisting of approximately $2.0 billion in excess equity capital, $3.3 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $3.5 billion in available undrawn capital at ACRA.

AAA Investment

We consolidate AAA as a VIE and AAA holds the majority of our alternative investment portfolio. Apollo established AAA to provide a single vehicle through which investors may participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative AUM by raising capital from third parties, which allows us to achieve greater scale and diversification for alternatives.

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

Industry Trends and Competition

Economic and Market Conditions

As a leading financial services company specializing in retirement services, we are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity and foreign exchange markets, as well as interest rates and global inflation, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, the valuation of investments and related income we may recognize.

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, changes to US and foreign tariff policies, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East and between Ukraine and Russia, and corresponding sanctions imposed on Russia by the US and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. US inflation eased in 2024 with the US Bureau of Labor Statistics reporting the annual US inflation rate decreased to 2.9% as of December 31, 2024, compared to 3.4% as of December 31, 2023. The US Federal Reserve cut interest rates three times during 2024, resulting in a 100 basis point decrease to their benchmark interest rate target range, which ended the year at 4.25% to 4.50%.

Equity market performance was strong during 2024. In the US, the S&P 500 Index increased by 23.3% in 2024, following an increase of 24.2% in 2023. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.8% in 2024, following an increase of 2.9% in 2023. As of January 2025, the International Monetary Fund estimated that the US economy will expand by 2.7% in 2025 and 2.1% in 2026. The US Bureau of Labor Statistics reported that the US unemployment rate increased to 4.1% as of December 31, 2024, compared to 3.8% as of December 31, 2023. Oil finished 2024 in line with 2023, increasing only 0.1% from 2023.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar strengthened in 2024 compared to the euro and Japanese yen. Relative to the US dollar, the euro depreciated 6.2% in 2024, after appreciating 3.1% in 2023. Relative to the US dollar, the Japanese yen depreciated 10.3% in 2024, after depreciating 6.9% in 2023. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Medium and long-term rates increased in 2024, with the US 10-year Treasury yield at 4.58% as of December 31, 2024 compared to 3.88% as of December 31, 2023. Short-term rates decreased in 2024, with the 3-month secured overnight financing rate at 4.31% as of December 31, 2024 compared to 5.33% as of December 31, 2023.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of December 31, 2024, our net invested asset portfolio included $50.6 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $33.6 billion of floating rate liabilities at notional, or 13% of our net invested assets, resulting in $17.0 billion of net floating rate assets, or 7% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. See Note 9 – Long-duration Contracts to the consolidated financial statements for policyholder account balances by range of guaranteed minimum crediting rates and the related distance to those respective guaranteed minimums. The policyholder account balances represent deferred annuities, funding agreements and other investment-type products. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures. Our funding agreements and other investment-type products, as well as our remaining liabilities associated with immediate annuities, pension group annuity obligations and life contracts, provide us little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

According to LIMRA, total annuity market sales in the US were $332.0 billion for the nine months ended September 30, 2024, a 23.1% increase from the same time period in 2023. In the total annuity market, for the nine months ended September 30, 2024 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $28.0 billion, translating to an 8.4% market

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

share. For the nine months ended September 30, 2023, we were the largest provider of annuities based on sales of $22.0 billion, translating to an 8.2% market share.

According to LIMRA, total fixed annuity market sales in the US were $239.9 billion for the nine months ended September 30, 2024, a 22.3% increase from the same time period in 2023. In the total fixed annuity market, for the nine months ended September 30, 2024 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $27.2 billion, translating to an 11.3% market share. For the nine months ended September 30, 2023, we were the largest provider of fixed annuities based on sales of $21.4 billion, translating to a 10.9% market share.

According to LIMRA, total fixed indexed annuity market sales in the US were $95.1 billion for the nine months ended September 30, 2024, a 33.9% increase from the same time period in 2023. For the nine months ended September 30, 2024 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $10.9 billion, translating to an 11.5% market share. For the nine months ended September 30, 2023, we were the second largest provider of FIAs based on sales of $7.6 billion, translating to a 10.7% market share.

According to LIMRA, total RILA market sales in the US were $47.9 billion for the nine months ended September 30, 2024, a 39.6% increase from the same time period in 2023. For the nine months ended September 30, 2024 (the most recent period for which specific market share data is available), we were the eleventh largest provider of RILAs based on sales of $823 million, translating to a 1.7% market share. For the nine months ended September 30, 2023, we were the eleventh largest provider of RILAs based on sales of $650 million, translating to a 1.9% market share. We believe RILAs represent a significant growth opportunity for Athene.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with US GAAP, we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant US GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments), which consists of investment gains (losses), net of offsets, and non-operating change in insurance liabilities and related derivatives, both defined below, as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with US GAAP and should not be viewed as a substitute for the corresponding US GAAP measures. See –Non-GAAP Measure Reconciliations for the appropriate reconciliations to the most directly comparable US GAAP measures.

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance including the impact of any reinsurance transactions and excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AHL common stockholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities and mortgage loans, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the provision for credit losses and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than certain equity tranche securities) and mortgage loans, investments held under the fair value option, derivative gains and losses not hedging FIA index credits, all foreign exchange impacts and the change in provision for credit losses recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to the MVAs associated with surrenders or terminations of contracts.

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

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) forward points gains and losses on foreign exchange derivative hedges, (c) amortization of premium/discount on held-for-trading securities, (d) the change in fair value of reinsurance assets, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets on business related to ceded reinsurance transactions. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure. We believe a measure like net investment earned rate is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for net investment income presented under US GAAP.

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

Adjusted Senior Debt-to-Capital Ratio

Adjusted senior debt-to-capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of tax. Adjusted senior debt-to-capital ratio is calculated as senior debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common stockholder’s equity, preferred stock and the notional value of our total debt. Adjusted AHL common stockholder’s equity is calculated as the ending AHL stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted senior debt-to-capital ratio should not be used as a substitute for the debt-to-capital ratio. However, we believe the adjustments to stockholders’ equity and debt are significant to gaining an understanding of our capitalization, debt utilization and senior debt capacity.

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

The following summarizes the consolidated results of operations:

	Years ended December 31,
(In millions)	2024	2023	2022
Revenues	$20,689	$28,194	$7,623
Benefits and expenses	15,055	23,603	13,285
Income (loss) before income taxes	5,634	4,591	(5,662)
Income tax expense (benefit)	730	(1,161)	(646)
Net income (loss)	4,904	5,752	(5,016)
Less: Net income (loss) attributable to noncontrolling interests	1,443	1,087	(2,106)
Net income (loss) attributable to Athene Holding Ltd. stockholders	3,461	4,665	(2,910)
Less: Preferred stock dividends	181	181	141
Net income (loss) available to Athene Holding Ltd. common stockholder	$3,280	$4,484	$(3,051)

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

In this section, references to 2024 refer to the year ended December 31, 2024 and references to 2023 refer to the year ended December 31, 2023.

Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

Net income (loss) available to Athene Holding Ltd. common stockholder decreased by $1.2 billion, or 27%, to $3.3 billion in 2024 from $4.5 billion in 2023. The decrease in net income (loss) available to Athene Holding Ltd. common stockholder was primarily driven by a $7.5 billion decrease in revenues, a $1.9 billion increase in income tax expense (benefit) and a $356 million increase in net income (loss) attributable to noncontrolling interests, partially offset by an $8.5 billion decrease in benefits and expenses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenues decreased by $7.5 billion to $20.7 billion in 2024 from $28.2 billion in 2023. The decrease was primarily driven by a decrease in premiums and a decrease in other revenues, partially offset by an increase in net investment income, an increase in investment related gains (losses) and an increase in VIE investment related gains (losses).

Premiums decreased by $11.4 billion to $1.3 billion in 2024 from $12.7 billion in 2023, primarily driven by a $9.5 billion decrease in pension group annuity premiums compared to 2023 and a decrease in premiums attributable to the execution of a whole life block reinsurance transaction in the fourth quarter of 2023.

Other revenues decreased by $572 million to $19 million in 2024 from $591 million in 2023, primarily due to the $555 million gain on the settlement of the VIAC recapture agreement in 2023.

Net investment income increased by $3.4 billion to $14.5 billion in 2024 from $11.1 billion in 2023, primarily driven by significant growth in our investment portfolio attributable to strong net flows in 2024 and higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment. These increases were partially offset by higher investment management fees driven by the significant growth in our investment portfolio.

Investment related gains (losses) increased by $617 million to $2.0 billion in 2024 from $1.4 billion in 2023, primarily due to favorable net foreign exchange impacts, a favorable change in the fair value of FIA hedging derivatives and the fair value of our strategic modco reinsurance agreement with Catalina, involving the cession of certain inforce funding agreements, and a favorable change in the provision for credit losses, partially offset by an unfavorable change in fair value of reinsurance assets. The favorable net foreign exchange impacts were primarily related to the strengthening of the US dollar against foreign currencies in 2024 compared to 2023. The change in fair value of FIA hedging derivatives increased $356 million, primarily driven by the favorable performance of the equity indices upon which our call options are based, with the 2024 impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our call options are based on the S&P 500 Index, which increased 23.3% in 2024, compared to an increase of 24.2% in 2023. The favorable change in the provision for credit losses of $154 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. The change in fair value of reinsurance assets decreased $932 million, primarily driven by an increase in US Treasury rates in 2024 compared to a decrease in 2023.

VIE investment related gains (losses) increased by $337 million to $1.5 billion in 2024 from $1.2 billion in 2023, primarily driven by gains within AAA related to favorable returns on the underlying assets.

Benefits and Expenses

Benefits and expenses decreased by $8.5 billion to $15.1 billion in 2024 from $23.6 billion in 2023. The decrease was driven by a decrease in future policy and other policy benefits and a decrease in market risk benefits remeasurement (gains) losses, partially offset by an increase in interest sensitive contract benefits, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization. Our annual unlocking of assumptions resulted in an increase in total benefits and expenses of $31 million compared to a decrease of $22 million in 2023. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits, compared to a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA in 2023.

Future policy and other policy benefits decreased by $11.4 billion to $3.1 billion in 2024 from $14.4 billion in 2023, primarily driven by a $9.5 billion decrease in pension group annuity obligations compared to 2023, a decrease in life reserves due to the execution of a $2.2 billion whole life block reinsurance transaction in the fourth quarter of 2023 and a favorable change in unlocking, partially offset by a $207 million increase in accrued interest. Unlocking in 2024 was $60 million favorable consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to favorable projected mortality lowering future benefit payments, partially offset by an increase in the lump sum payment utilization assumption. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Market risk benefits remeasurement (gains) losses decreased by $506 million to $(102) million in 2024 from $404 million in 2023. The gains in 2024 compared to losses in 2023 were primarily driven by a favorable change in the fair value of market risk benefits and a favorable change in unlocking, partially offset by a $44 million increase in accrued interest. The change in fair value of market risk benefits was $567 million favorable compared to 2023 due to an increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This impact was partially offset by an unfavorable change in the fair value of market risk benefits of $25 million related to less favorable equity market performance compared to 2023. The market risk benefits unlocking in 2024 was $62 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and enhanced income utilization assumptions, while 2023 unlocking was $81 million unfavorable primarily due to an increase

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions.

Interest sensitive contract benefits increased by $2.7 billion to $8.9 billion in 2024 from $6.2 billion in 2023, primarily driven by significant growth in our deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to our existing blocks of business and an unfavorable change in unlocking, partially offset by a decrease in the change in fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $1.3 billion was primarily due to the favorable change in discount rates used in our embedded derivative calculations as 2024 experienced an increase in discount rates compared to a decrease in 2023. This was partially offset by the favorable performance of the equity indices to which our FIA policies are linked, with the 2024 impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 23.3% in 2024, compared to an increase of 24.2% in 2023. The fair value of FIA embedded derivatives unlocking in 2024 was $67 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2024 was $59 million favorable mainly due to updated economics and an increase in lapse assumptions, while 2023 unlocking was $74 million favorable mainly due to an increase in lapse assumptions.

Policy and other operating expenses increased by $365 million to $2.2 billion in 2024 from $1.8 billion in 2023, primarily driven by $152 million of expense related to guaranty association assessments levied against us in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies and an increase in interest expense. Additionally, policy and other operating expenses increased due to an increase in policy acquisition expenses related to significant volume growth in 2024, as well as an increase in contingent investment fees ACRA is obligated to pay on behalf of ADIP.

DAC, DSI and VOBA amortization increased by $253 million to $941 million in 2024 from $688 million in 2023, primarily due to strong growth in our retail channel in 2024, partially offset by a favorable change in unlocking. Unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and an increase in lapse assumptions, while unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $1.9 billion to $730 million in 2024 from $(1.2) billion in 2023, primarily driven by a one-time tax benefit of $1.8 billion resulting from the establishment of deferred tax assets related to the Bermuda CIT in 2023, an increase in net investment income and a favorable change in the fair value of market risk benefits, partially offset by an increase in policyholder and other reserve liability costs, an unfavorable change in fair value of reinsurance assets and the gain on the settlement of the VIAC recapture agreement in 2023. Our effective tax rate in 2024 was 13% compared to a benefit of 25% in 2023 due to the establishment of deferred tax assets related to the Bermuda CIT in 2023. The income tax expense (benefit) was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries, net of the noncontrolling interests.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased by $356 million to $1.4 billion in 2024 from $1.1 billion in 2023, primarily due to an increase in income attributable to the ACRA 2 noncontrolling interest, which was established in the third quarter of 2023, with ADIP II increasing its ownership stake in ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024. Additionally, the increase was driven by an increase in earnings at AAA coupled with a higher allocation of income to the AAA noncontrolling interest related to the continued increase in the noncontrolling interest ownership of AAA. This was partially offset by the unfavorable change in fair value of reinsurance assets related to an increase in US Treasury rates in 2024 compared to a decrease in 2023.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in our 2023 Annual Report for the results of operations discussion for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Years ended December 31,
(In millions)	2024	2023	2022
Fixed income and other net investment income	$10,811	$8,744	$5,707
Alternative net investment income	939	864	1,206
Net investment earnings	11,750	9,608	6,913
Strategic capital management fees	105	72	53
Cost of funds	(7,702)	(5,650)	(3,755)
Net investment spread	4,153	4,030	3,211
Other operating expenses	(467)	(487)	(466)
Interest and other financing costs	(465)	(436)	(279)
Spread related earnings	$3,221	$3,107	$2,466

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

In this section, references to 2024 refer to the year ended December 31, 2024 and references to 2023 refer to the year ended December 31, 2023.

Spread Related Earnings

SRE increased by $114 million, or 4%, to $3.2 billion in 2024 from $3.1 billion in 2023. The increase in SRE was primarily driven by higher net investment earnings and strategic capital management fees, partially offset by higher cost of funds and interest and other financing costs.

Net investment earnings increased $2.1 billion, primarily driven by $25.3 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and an increase in alternative net investment income, partially offset by an increase in income attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024. The increase in alternative net investment income compared to 2023 was primarily driven by more favorable performance within retirement services and strategic origination platforms, as well as credit, partially offset by less favorable performance within equity. The increase in income from retirement services platforms was primarily related to underperformance from FWD Group Holdings Limited (FWD) and a decrease in the share price of Challenger Limited (Challenger) in 2023, partially offset by increased expenses and lower growth impacting the valuation of Athora in 2024. The increase in income from strategic origination platforms was mainly attributable to unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination, favorable performance from Foundation Home Loans driven by increased origination volumes in 2024 and strong growth within other strategic origination platforms related to the funding of investments in 2024, partially offset by outsized performance from MidCap Financial in 2023.

Strategic capital management fees increased $33 million due to additional fees received from ADIP II as a result of the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024, as well as new business ceded to ACRA 2 in 2024.

Cost of funds increased $2.1 billion, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by an increase in costs attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024, as well as a favorable change in unlocking and a favorable impact to pension group annuity balances related to a refinement in methodology. Unlocking, net of the noncontrolling interests, was favorable $16 million primarily related to favorable projected mortality lowering future benefit payments, updated economics and favorable changes in lapse and enhanced income utilization assumptions. These impacts were largely offset by an increase in the income rider utilization assumption increasing projected claims, an increase in the lump sum payment utilization assumption and changes to projected interest crediting. Unlocking, net of the noncontrolling interests, in 2023 was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions, as well as higher interest rates and favorable mortality experience lowering future benefit payments.

Interest and other financing costs increased $29 million related to higher interest expense resulting from our debt issuances in the fourth quarter of 2023 and the first and fourth quarters of 2024, partially offset by lower interest expense resulting from a decrease in the average outstanding balance of short-term repurchase agreements in 2024 compared to 2023.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Years ended December 31,
	2024	2023	2022
Fixed income and other net investment earned rate	4.87%	4.45%	3.22%
Alternative net investment earned rate	8.03%	7.22%	10.42%
Net investment earned rate	5.03%	4.61%	3.66%
Strategic capital management fees	0.04%	0.03%	0.03%
Cost of funds	(3.29)%	(2.71)%	(1.98)%
Net investment spread	1.78%	1.93%	1.71%

Net investment spread decreased 15 basis points to 1.78% in 2024 from 1.93% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 58 basis points to 3.29% in 2024 from 2.71% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by an increase in costs attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024, as well as a favorable change in unlocking and a favorable impact to pension group annuity balances related to a refinement in methodology.

Net investment earned rate increased 42 basis points to 5.03% in 2024 from 4.61% in 2023, primarily due to higher returns in both our fixed income and alternative investment portfolios, partially offset by an increase in income attributable to the ACRA noncontrolling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024. Fixed income and other net investment earned rate was 4.87% in 2024, an increase from 4.45% in 2023, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment. Alternative net investment earned rate was 8.03% in 2024, an increase from 7.22% in 2023, primarily driven by more favorable performance within retirement services and strategic origination platforms, as well as credit, partially offset by less favorable performance within equity. The higher returns on retirement services platforms was primarily related to underperformance from FWD and a decrease in the share price of Challenger in 2023, partially offset by increased expenses and lower growth impacting the valuation of Athora in 2024. The higher returns from strategic origination platforms was mainly attributable to unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination and favorable performance from Foundation Home Loans driven by increased origination volumes in 2024, partially offset by outsized performance from MidCap Financial in 2023.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income (loss) available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The decrease in adjustments to net income (loss) available to Athene Holding Ltd. common stockholder in 2024 compared to 2023 was primarily driven by non-operating income tax expense compared to a significant benefit in 2023 and an increase in integration, restructuring and other non-operating expenses, partially offset by an increase in non-operating change in insurance liabilities and related derivatives and an increase in investment gains (losses), net of offsets. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in a decrease in our adjustments to net income (loss) available to AHL common stockholder of $11 million compared to an increase of $71 million in 2023. The 2024 unlocking was driven by $26 million unfavorable FIA embedded derivative unlocking, partially offset by $14 million favorable market risk benefits unlocking and $1 million favorable liability for future policy benefits unlocking, compared to $71 million favorable FIA embedded derivative unlocking in 2023.

Non-operating income tax expense (benefit) increased $1.9 billion, primarily due to a one-time tax benefit of $1.8 billion resulting from the establishment of deferred tax assets related to the Bermuda CIT in 2023, as well as a favorable change in the fair value of market risk benefits, partially offset by an unfavorable change in fair value of reinsurance assets and the gain on the settlement of the VIAC recapture agreement in 2023.

Integration, restructuring and other non-operating expenses increased $109 million, primarily related to guaranty association assessments levied against us in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies.

Non-operating change in insurance liabilities and related derivatives increased $664 million, primarily due to the favorable change in fair value of market risk benefits and the increase in net FIA derivatives. The $428 million favorable change in fair value of market risk benefits was primarily driven by an increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, as well as a favorable change in unlocking, partially offset by less favorable equity market performance compared to 2023. The fair value of market risk benefits unlocking, net of the noncontrolling interests, in 2024 was $14 million favorable primarily due to updated economics, while 2023 unlocking resulted in no market risk benefit impacts. The $147 million favorable change in net FIA derivatives was primarily driven by the favorable change in discount rates used in our embedded derivative calculations as 2024 experienced an increase in

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

discount rates compared to a decrease in 2023. This impact was partially offset by an unfavorable change in unlocking, as well as the performance of the equity indices to which our FIA policies are linked, with the 2024 impact amplified by the strong growth in our FIA block of business over the previous twelve months. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 23.3% in 2024, compared to an increase of 24.2% in 2023. The fair value of FIA embedded derivative unlocking, net of the noncontrolling interests, in 2024 was $26 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $71 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions.

Investment gains (losses), net of offsets, increased $47 million, primarily due to favorable net foreign exchange impacts and a favorable change in the provision for credit losses, partially offset by an unfavorable change in fair value of reinsurance assets and the $441 million non-operating gain on the settlement of the VIAC recapture agreement in 2023. The favorable net foreign exchange impacts were primarily related to the strengthening of the US dollar against foreign currencies in 2024 compared to 2023. The favorable change in the provision for credit losses of $126 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. The unfavorable change in fair value of reinsurance assets of $454 million was primarily due to an increase in US Treasury rates in 2024 compared to a decrease in 2023.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Non-GAAP Earnings in our 2023 Annual Report for the summary of non-GAAP earnings discussion for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Investment Portfolio

We had total investments, including related parties and consolidated VIEs, of $315.0 billion and $259.3 billion as of December 31, 2024 and 2023, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the consolidated statements of income (loss) includes management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base, sub-allocation and performance fees, of $1.3 billion, $987 million and $775 million, respectively, during the years ended December 31, 2024, 2023 and 2022. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $1.3 billion, $1.1 billion, and $1.1 billion, respectively, for the years ended December 31, 2024, 2023 and 2022. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $248.6 billion and $217.4 billion as of December 31, 2024 and 2023, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments including related parties and consolidated VIEs:

	December 31,
	2024		2023
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
AFS securities, at fair value	$165,364	52.5%	$134,338	51.8%
Trading securities, at fair value	1,583	0.5%	1,706	0.7%
Equity securities	1,290	0.4%	1,293	0.5%
Mortgage loans, at fair value	63,239	20.1%	44,115	17.0%
Investment funds	107	—%	109	0.1%
Policy loans	318	0.1%	334	0.1%
Funds withheld at interest	18,866	6.0%	24,359	9.4%
Derivative assets	8,154	2.6%	5,298	2.1%
Short-term investments	447	0.2%	341	0.1%
Other investments	2,915	0.9%	1,206	0.5%
Total investments	262,283	83.3%	213,099	82.3%
Investments in related parties
AFS securities, at fair value	19,127	6.1%	14,009	5.4%
Trading securities, at fair value	573	0.2%	838	0.3%
Equity securities, at fair value	234	0.1%	318	0.1%
Mortgage loans, at fair value	1,297	0.4%	1,281	0.5%
Investment funds	1,853	0.6%	1,632	0.6%
Funds withheld at interest	5,050	1.6%	6,474	2.5%
Short-term investments	743	0.2%	947	0.4%
Other investments, at fair value	331	0.1%	343	0.1%
Total related party investments	29,208	9.3%	25,842	9.9%
Total investments, including related parties	291,491	92.6%	238,941	92.2%
Investments of consolidated VIEs
Trading securities, at fair value	2,301	0.7%	2,136	0.8%
Mortgage loans, at fair value	2,579	0.8%	2,173	0.8%
Investment funds, at fair value	17,765	5.6%	15,927	6.2%
Other investments	884	0.3%	103	—%
Total investments of consolidated VIEs	23,529	7.4%	20,339	7.8%
Total investments, including related parties and consolidated VIEs	$315,020	100.0%	$259,280	100.0%
The increase in our total investments, including related parties and consolidated VIEs, as of December 31, 2024 of $55.7 billion compared to December 31, 2023 was primarily driven by significant growth from gross organic inflows of $71.0 billion in excess of gross liability outflows of $33.5 billion, reinvestment of earnings and an increase in derivative assets primarily related to the impact of favorable equity market performance in 2024 on our call options as well as market impacts on our derivative swaps and forward contracts. Additionally, total investments, including related parties and consolidated VIEs, increased due to the issuance of debt in 2024, the consolidation of new VIEs and an increase in VIE investment funds attributable to favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA, partially offset by our distribution of certain investments to AGM as a dividend and the resulting deconsolidation of Apollo Rose as a VIE. These impacts were partially offset by unrealized losses on AFS securities in 2024 of $1.1 billion due to an increase in US Treasury rates, partially offset by credit spread tightening.

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

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds or similar equity structures that employ various strategies including equity and credit funds. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (2) investments that we believe have less downside risk.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk and interest rate risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual index credits on our FIA products. We primarily use fixed indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index. We also use derivative instruments, such as forward contracts and swaps, to hedge foreign currency exposure resulting from foreign denominated assets and liabilities and to help manage our net floating rate position.

With respect to derivative positions, we transact with highly rated counterparties, and expect the counterparties to fulfill their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of December 31, 2024, these investments totaled $47.4 billion, or 13.0% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination and retirement services platforms and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas, which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Carrying Value	Percentage of Total Assets	Carrying Value	Percentage of Total Assets
Venerable funds withheld reinsurance portfolio	$5,050	1.4%	$6,474	2.2%
Securitizations of unaffiliated assets where Apollo is manager	20,389	5.6%	16,072	5.3%
Investments in Apollo funds	12,272	3.4%	10,683	3.6%
Strategic investments in Apollo direct origination platforms	7,329	2.0%	6,464	2.2%
Investments in retirement services platforms	2,249	0.6%	2,575	0.9%
Other	86	—%	81	—%
Total related party investments	$47,375	13.0%	$42,349	14.2%

As of December 31, 2024, a $5.1 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital Company LLC (VA Capital). For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of December 31, 2024, $31.9 billion, or 12.8% of our total net invested assets were related party investments. Of these, approximately $18.5 billion, or 7.4% of our net invested assets, were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $13.4 billion, or 5.4% of our net invested assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Net Invested Asset Value	Percentage of Net Invested Assets	Net Invested Asset Value	Percentage of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$18,472	7.4%	$16,759	7.7%
Investments in Apollo funds	7,131	2.9%	5,928	2.7%
Strategic investments in Apollo direct origination platforms	4,006	1.6%	3,518	1.6%
Investments in retirement services platforms	2,285	0.9%	2,459	1.1%
Other	—	—%	13	—%
Total related party net invested assets	$31,894	12.8%	$28,677	13.1%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Gross Invested Asset Value	Percentage of Gross Invested Assets	Gross Invested Asset Value	Percentage of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$25,327	7.7%	$21,550	7.7%
Investments in Apollo funds	9,557	2.9%	7,640	2.7%
Strategic investments in Apollo direct origination platforms	5,281	1.6%	5,089	1.8%
Investments in retirement services platforms	2,374	0.7%	2,539	0.9%
Other	—	—%	13	—%
Total related party gross invested assets	$42,539	12.9%	$36,831	13.1%

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	December 31, 2024
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151	3.9%
US state, municipal and political subdivisions	1,167	—	—	(246)	921	0.5%
Foreign governments	2,082	—	—	(514)	1,568	0.8%
Corporate	95,006	(175)	485	(11,731)	83,585	45.3%
CLO	29,524	—	266	(608)	29,182	15.8%
ABS	24,779	(76)	138	(640)	24,201	13.1%
CMBS	11,158	(60)	75	(432)	10,741	5.8%
RMBS	8,587	(397)	228	(403)	8,015	4.4%
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364	89.6%
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461	1.3%
CLO	6,130	—	18	(113)	6,035	3.3%
ABS	10,899	(1)	21	(288)	10,631	5.8%
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127	10.4%
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491	100.0%

	December 31, 2023
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399	3.6%
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046	0.7%
Foreign governments	2,083	—	71	(255)	1,899	1.3%
Corporate	88,343	(129)	830	(10,798)	78,246	52.8%
CLO	20,506	(2)	261	(558)	20,207	13.6%
ABS	13,942	(49)	120	(630)	13,383	9.0%
CMBS	7,070	(29)	52	(502)	6,591	4.4%
RMBS	8,160	(381)	252	(464)	7,567	5.1%
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338	90.5%
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352	0.9%
CLO	4,367	—	21	(120)	4,268	2.9%
ABS	8,665	(1)	34	(309)	8,389	5.7%
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009	9.5%
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Corporate
Industrial other[1]	$29,309	15.9%	$27,272	18.4%
Financial	32,267	17.5%	26,854	18.1%
Utilities	16,480	8.9%	16,048	10.9%
Communication	5,185	2.8%	5,063	3.4%
Transportation	2,805	1.5%	4,361	2.9%
Total corporate	86,046	46.6%	79,598	53.7%
Other government-related securities
US government and agencies	7,151	3.9%	5,399	3.6%
Foreign governments	1,568	0.8%	1,899	1.3%
US state, municipal and political subdivisions	921	0.5%	1,046	0.7%
Total non-structured securities	95,686	51.8%	87,942	59.3%
Structured securities
CLO	35,217	19.1%	24,475	16.5%
ABS	34,832	18.9%	21,772	14.7%
CMBS	10,741	5.8%	6,591	4.4%
RMBS
Agency	1,032	0.6%	962	0.6%
Non-agency	6,983	3.8%	6,605	4.5%
Total structured securities	88,805	48.2%	60,405	40.7%
Total AFS securities, including related parties	$184,491	100.0%	$148,347	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $184.5 billion and $148.3 billion as of December 31, 2024 and 2023, respectively. The increase was mainly driven by the deployment of strong organic inflows in excess of liability outflows, partially offset by unrealized losses on AFS securities during the year ended December 31, 2024 of $1.1 billion as well as unrealized losses related to foreign exchange impacts. The unrealized losses were attributable to an increase in US Treasury rates, partially offset by credit spread tightening in 2024 while the unrealized foreign exchange losses were attributable to the strengthening of the US dollar against foreign currencies in 2024.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	December 31,
	2024			2023
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
NAIC designation
1 A-G	$113,845	$104,887	56.9%	$88,673	$81,549	55.0%
2 A-C	80,160	74,064	40.1%	67,530	61,664	41.5%
Total investment grade	194,005	178,951	97.0%	156,203	143,213	96.5%
3 A-C	3,535	3,230	1.8%	3,869	3,544	2.4%
4 A-C	1,479	1,378	0.7%	1,144	1,013	0.7%
5 A-C	345	293	0.2%	178	129	0.1%
6	883	639	0.3%	622	448	0.3%
Total below investment grade	6,242	5,540	3.0%	5,813	5,134	3.5%
Total AFS securities, including related parties	$200,247	$184,491	100.0%	$162,016	$148,347	100.0%

A significant majority of our AFS portfolio, 97.0% and 96.5% as of December 31, 2024 and 2023, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	December 31,
	2024		2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NRSRO rating agency designation
AAA/AA/A	$96,095	52.2%	$71,887	48.5%
BBB	70,150	38.0%	58,010	39.1%
Non-rated[1]	11,300	6.1%	11,427	7.7%
Total investment grade	177,545	96.3%	141,324	95.3%
BB	2,722	1.5%	3,421	2.3%
B	972	0.5%	826	0.6%
CCC	1,011	0.5%	1,037	0.6%
CC and lower	791	0.4%	739	0.5%
Non-rated[1]	1,450	0.8%	1,000	0.7%
Total below investment grade	6,946	3.7%	7,023	4.7%
Total AFS securities, including related parties	$184,491	100.0%	$148,347	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. With respect to modeled LBaSS, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (a) the equivalent S&P rating when the security is rated by one NRSRO; (b) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (c) the equivalent S&P rating of the second lowest NRSRO when the security is rated by three or more NRSROs. If the lowest two NRSRO ratings are equal, then such rating will be the assigned rating. NRSRO ratings available for the periods presented were S&P, Fitch, Moody’s, DBRS, and Kroll Bond Rating Agency, Inc.

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.7% and 4.7% as of December 31, 2024 and 2023, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of each of December 31, 2024 and December 31, 2023, non-rated securities were comprised 64% of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 23% and 22%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of December 31, 2024 and 2023, 89% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $34.8 billion and $21.8 billion as of December 31, 2024 and 2023, respectively.

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$24,672	70.9%	$13,180	60.5%
2 A-C	9,336	26.8%	7,438	34.2%
Total investment grade	34,008	97.7%	20,618	94.7%
3 A-C	658	1.9%	802	3.7%
4 A-C	109	0.3%	257	1.2%
5 A-C	12	—%	4	—%
6	45	0.1%	91	0.4%
Total below investment grade	824	2.3%	1,154	5.3%
Total AFS ABS, including related parties	$34,832	100.0%	$21,772	100.0%

NRSRO rating agency designation
AAA/AA/A	$24,532	70.5%	$12,104	55.6%
BBB	9,443	27.1%	8,499	39.0%
Non-rated[1]	64	0.2%	15	0.1%
Total investment grade	34,039	97.8%	20,618	94.7%
BB	641	1.8%	824	3.8%
B	95	0.3%	236	1.1%
CCC	12	—%	4	—%
CC and lower	13	—%	4	—%
Non-rated[1]	32	0.1%	86	0.4%
Total below investment grade	793	2.2%	1,154	5.3%
Total AFS ABS, including related parties	$34,832	100.0%	$21,772	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of December 31, 2024 and 2023, a substantial majority of our AFS ABS portfolio, 97.7% and 94.7%, respectively, was invested in assets considered to be investment grade based upon the application of the NAIC’s methodology, while 97.8% and 94.7% of securities as of December 31, 2024 and 2023, respectively, were considered investment grade based upon NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $35.2 billion and $24.5 billion as of December 31, 2024 and 2023, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$23,948	68.0%	$15,803	64.5%
2 A-C	11,130	31.6%	8,517	34.8%
Total investment grade	35,078	99.6%	24,320	99.3%
3 A-C	118	0.3%	137	0.6%
4 A-C	21	0.1%	18	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	139	0.4%	155	0.7%
Total AFS CLO, including related parties	$35,217	100.0%	$24,475	100.0%

NRSRO rating agency designation
AAA/AA/A	$23,956	68.0%	$15,803	64.5%
BBB	11,122	31.6%	8,517	34.8%
Non-rated	—	—%	—	—%
Total investment grade	35,078	99.6%	24,320	99.3%
BB	118	0.3%	137	0.6%
B	21	0.1%	18	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	139	0.4%	155	0.7%
Total AFS CLO, including related parties	$35,217	100.0%	$24,475	100.0%

As of December 31, 2024 and 2023, 99.6% and 99.3%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $10.7 billion and $6.6 billion as of December 31, 2024 and 2023, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$9,300	86.6%	$5,231	79.4%
2 A-C	913	8.5%	970	14.7%
Total investment grade	10,213	95.1%	6,201	94.1%
3 A-C	241	2.2%	231	3.5%
4 A-C	95	0.9%	93	1.4%
5 A-C	156	1.5%	30	0.5%
6	36	0.3%	36	0.5%
Total below investment grade	528	4.9%	390	5.9%
Total AFS CMBS	$10,741	100.0%	$6,591	100.0%

NRSRO rating agency designation
AAA/AA/A	$8,448	78.6%	$4,718	71.6%
BBB	1,075	10.0%	905	13.7%
Non-rated[1]	544	5.1%	230	3.5%
Total investment grade	10,067	93.7%	5,853	88.8%
BB	336	3.1%	497	7.5%
B	115	1.1%	142	2.2%
CCC	135	1.3%	97	1.5%
CC and lower	48	0.4%	2	—%
Non-rated[1]	40	0.4%	—	—%
Total below investment grade	674	6.3%	738	11.2%
Total AFS CMBS	$10,741	100.0%	$6,591	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of December 31, 2024 and 2023, 95.1% and 94.1%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 93.7% and 88.8% of securities as of December 31, 2024 and 2023, respectively, were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $8.0 billion and $7.6 billion as of December 31, 2024 and 2023, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$6,715	83.8%	$6,645	87.9%
2 A-C	691	8.6%	245	3.2%
Total investment grade	7,406	92.4%	6,890	91.1%
3 A-C	259	3.3%	281	3.7%
4 A-C	186	2.3%	235	3.1%
5 A-C	82	1.0%	74	1.0%
6	82	1.0%	87	1.1%
Total below investment grade	609	7.6%	677	8.9%
Total AFS RMBS	$8,015	100.0%	$7,567	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,518	31.4%	$2,405	31.9%
BBB	945	11.8%	562	7.4%
Non-rated[1]	2,523	31.5%	2,356	31.1%
Total investment grade	5,986	74.7%	5,323	70.4%
BB	46	0.6%	101	1.3%
B	129	1.6%	124	1.7%
CCC	827	10.3%	915	12.1%
CC and lower	679	8.5%	715	9.4%
Non-rated[1]	348	4.3%	389	5.1%
Total below investment grade	2,029	25.3%	2,244	29.6%
Total AFS RMBS	$8,015	100.0%	$7,567	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 92.4% and 91.1% as of December 31, 2024 and 2023, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 74.7% and 70.4% of our RMBS portfolio as investment grade as of December 31, 2024 and 2023, respectively. The increase in our RMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of December 31, 2024, our AFS securities, including related parties, had a fair value of $184.5 billion, which was 7.9% below amortized cost of $200.2 billion. As of December 31, 2023, our AFS securities, including related parties, had a fair value of $148.3 billion, which was 8.4% below amortized cost of $162.0 billion. Our fair value of AFS securities as of both December 31, 2024 and 2023 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	December 31, 2024
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$67,663	$(8,693)	$58,970	87.2%	$104,887	(8.3)%
2 A-C	48,729	(6,292)	42,437	87.1%	74,064	(8.5)%
Total investment grade	116,392	(14,985)	101,407	87.1%	178,951	(8.4)%
3 A-C	2,280	(240)	2,040	89.5%	3,230	(7.4)%
4 A-C	889	(59)	830	93.4%	1,378	(4.3)%
5 A-C	202	(19)	183	90.6%	293	(6.5)%
6	256	(65)	191	74.6%	639	(10.2)%
Total below investment grade	3,627	(383)	3,244	89.4%	5,540	(6.9)%
Total	$120,019	$(15,368)	$104,651	87.2%	$184,491	(8.3)%

	December 31, 2023
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$60,105	$(7,627)	$52,478	87.3%	$81,549	(9.4)%
2 A-C	47,893	(6,334)	41,559	86.8%	61,664	(10.3)%
Total investment grade	107,998	(13,961)	94,037	87.1%	143,213	(9.7)%
3 A-C	3,026	(283)	2,743	90.6%	3,544	(8.0)%
4 A-C	533	(61)	472	88.6%	1,013	(6.0)%
5 A-C	79	(25)	54	67.1%	129	(19.4)%
6	223	(38)	185	82.5%	448	(8.5)%
Total below investment grade	3,861	(407)	3,454	89.4%	5,134	(7.9)%
Total	$111,859	$(14,368)	$97,491	87.2%	$148,347	(9.7)%

The gross unrealized losses on AFS securities, including related parties, were $15.4 billion and $14.4 billion as of December 31, 2024 and 2023, respectively. The increase in unrealized losses on AFS securities was primarily attributable to an increase in US Treasury rates, partially offset by credit spread tightening in 2024.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 3 – Investments to the consolidated financial statements.

As of December 31, 2024 and 2023, we held an allowance for credit losses on AFS securities of $709 million and $591 million, respectively. During the year ended December 31, 2024, we recorded an increase in the allowance for credit losses on AFS securities of $118 million, of which $123 million had an income statement impact and $(5) million related to Purchased Credit Deteriorated (PCD) securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from corporate securities as well as CMBS and ABS. During the year ended December 31, 2023, we recorded an increase in the allowance for credit losses on AFS securities of $132 million, of which $96 million had an income statement impact and $36 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to deterioration in China’s residential real estate market and CMBS impacts. The intent-to-sell impairments for the years ended December 31, 2024 and 2023 were $59 million and $239 million, respectively. The decrease in our intent-to-sell impairments was primarily driven by the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure in 2023.

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of December 31, 2024 and 2023, 40% and 34%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	December 31,
	2024			2023
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
Country
Ireland	$10,918	$10,330	14.1%	$7,350	$7,099	13.9%
Other Europe	18,190	16,450	22.4%	13,670	12,245	24.0%
Total Europe	29,108	26,780	36.5%	21,020	19,344	37.9%
Non-US North America	40,260	39,343	53.7%	24,041	23,044	45.1%
Australia & New Zealand	3,207	2,825	3.9%	3,504	3,153	6.2%
Asia/Pacific	2,212	1,821	2.5%	2,348	2,219	4.3%
Central & South America	1,680	1,467	2.0%	1,630	1,438	2.8%
Africa & Middle East	1,384	1,050	1.4%	2,276	1,911	3.7%
Total	$77,851	$73,286	100.0%	$54,819	$51,109	100.0%

Approximately 98.1% and 97.9% of these securities are investment grade by NAIC designation as of December 31, 2024 and 2023, respectively. As of December 31, 2024, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 29% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the special purpose vehicle (SPV) is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $4.5 billion and $4.7 billion as of December 31, 2024 and 2023, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The decrease in trading securities was primarily driven by asset sales as well as unrealized losses during the year ended December 31, 2024 attributable to an increase in US Treasury rates, partially offset by the consolidation of a new VIE with underlying trading securities in 2024.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	December 31,
	2024		2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$11,746	17.5%	$9,591	20.2%
Industrial	6,793	10.1%	4,143	8.7%
Office building	4,162	6.2%	4,455	9.4%
Hotels	2,786	4.1%	2,913	6.1%
Retail	2,269	3.4%	2,158	4.5%
Other commercial	4,676	7.0%	3,352	7.0%
Total commercial mortgage loans	32,432	48.3%	26,612	55.9%
Residential loans	34,683	51.7%	20,957	44.1%
Total mortgage loans, including related parties and consolidated VIEs	$67,115	100.0%	$47,569	100.0%

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $67.1 billion and $47.6 billion as of December 31, 2024 and 2023, respectively. This included $903 million and $1.4 billion of mezzanine mortgage loans as of December 31, 2024 and 2023, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2024 and 2023, we had $878 million and $543 million, respectively, of mortgage loans that were 90 days past due, of which $251 million and $125 million, respectively, were in the process of foreclosure. As of December 31, 2024 and 2023, $82 million and $124 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

Investment Funds

Our investment fund portfolio strategy primarily focuses on core holdings of strategic origination and retirement services platforms, equity and credit, and other funds. Strategic origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, impact investing, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, and in certain cases, these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	December 31,
	2024		2023[1]
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$107	0.5%	$109	0.6%
Investment funds – related parties
Strategic origination platforms	29	0.2%	32	0.2%
Retirement services platforms	1,317	6.7%	1,300	7.3%
Equity	244	1.2%	267	1.5%
Credit	253	1.3%	20	0.1%
Other	10	0.1%	13	0.1%
Total investment funds – related parties	1,853	9.5%	1,632	9.2%
Investment funds owned by consolidated VIEs
Strategic origination platforms	6,347	32.2%	4,987	28.2%
Retirement services platforms	—	—%	483	2.7%
Equity	7,702	39.0%	7,032	39.8%
Credit	3,062	15.5%	2,852	16.2%
Other	654	3.3%	573	3.3%
Total investment funds owned by consolidated VIEs	17,765	90.0%	15,927	90.2%
Total investment funds, including related parties and consolidated VIEs	$19,725	100.0%	$17,668	100.0%

[1] Prior period amounts have been reclassified to conform with the current year presentation as a result of aligning our investment fund categories to reflect our updated investment strategies.

Overall, total investment funds, including related parties and consolidated VIEs, were $19.7 billion and $17.7 billion as of December 31, 2024 and 2023, respectively. See Note 3 – Investments to the consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by favorable performance of the underlying assets within AAA, net contributions from third-party investors into AAA and the consolidation of new VIEs with underlying investment funds in 2024, partially offset by the distribution of certain investments to AGM as a dividend and the resulting deconsolidation of Apollo Rose as a VIE.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, Lincoln and Jackson. As of December 31, 2024, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an AM Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	December 31,
	2024		2023
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Fixed maturity securities
Corporate	$12,452	52.1%	$14,840	48.1%
ABS	2,404	10.0%	3,285	10.6%
CLO	1,343	5.6%	2,612	8.5%
CMBS	656	2.7%	688	2.2%
RMBS	467	2.0%	580	1.9%
Foreign governments	294	1.2%	328	1.1%
US state, municipal and political subdivisions	162	0.7%	188	0.6%
Mortgage loans	4,282	17.9%	5,277	17.1%
Investment funds	900	3.8%	827	2.7%
Equity securities	255	1.1%	351	1.1%
Short-term investments	209	0.9%	228	0.7%
Derivative assets	130	0.5%	113	0.4%
Cash and cash equivalents	517	2.1%	1,622	5.3%
Other assets and liabilities	(155)	(0.6)%	(106)	(0.3)%
Total funds withheld at interest, including related parties	$23,916	100.0%	$30,833	100.0%

As of December 31, 2024 and 2023, we held $23.9 billion and $30.8 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 95.4% and 95.0% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of December 31, 2024 and 2023, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business.

Derivative Instruments

We hold derivative instruments for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk and interest rate risk. The types of derivatives we may use include interest rate swaps, foreign currency swaps and forward contracts, total return swaps, credit default swaps, variance swaps, futures and equity options.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	December 31,
	2024		2023
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$86,051	34.6%	$82,883	38.1%
CLO	27,698	11.2%	20,538	9.4%
Credit	113,749	45.8%	103,421	47.5%
CML	28,055	11.3%	25,977	11.9%
RML	27,848	11.2%	18,021	8.3%
RMBS	7,635	3.1%	7,795	3.6%
CMBS	8,243	3.3%	5,580	2.6%
Real estate	71,781	28.9%	57,373	26.4%
ABS	28,670	11.5%	22,202	10.2%
Alternative investments	12,000	4.8%	11,659	5.4%
State, municipal, political subdivisions and foreign government	3,237	1.3%	3,384	1.5%
Equity securities	2,201	0.9%	1,727	0.8%
Short-term investments	1,015	0.4%	1,048	0.5%
US government and agencies	5,531	2.2%	4,052	1.9%
Other investments	52,654	21.1%	44,072	20.3%
Cash and cash equivalents	6,794	2.7%	10,467	4.8%
Other	3,665	1.5%	2,094	1.0%
Net invested assets	$248,643	100.0%	$217,427	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $248.6 billion and $217.4 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, corporate securities included $24.2 billion of private placements, which represented 9.8% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $49.1 billion in excess of net liability outflows of $27.2 billion, reinvestment of earnings, the issuance of debt in 2024 and an increase in short term repurchase agreements outstanding as of December 31, 2024, partially offset by an incremental 3% increase in the ADIP II ownership of ACRA 2 to 63% effective October 1, 2024 and the distribution of certain investments to AGM as a dividend.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	December 31,
	2024		2023[1]
(In millions, except percentages)	Net Invested Asset Value	Percentage of Total	Net Invested Asset Value	Percentage of Total
Strategic origination platforms
Wheels	$581	4.8%	$691	5.9%
Redding Ridge	581	4.8%	571	4.9%
MidCap Financial	544	4.5%	524	4.5%
Aqua Finance	309	2.6%	215	1.8%
Skylign[2]	300	2.5%	244	2.1%
Foundation Home Loans	184	1.5%	242	2.1%
Other	776	6.5%	240	2.1%
Strategic origination platforms	3,275	27.2%	2,727	23.4%
Apollo and other investments
Real assets	1,691	14.1%	2,010	17.2%
Private equity	1,107	9.2%	1,159	9.9%
Structured equity and other	522	4.4%	368	3.2%
Equity	3,320	27.7%	3,537	30.3%
Credit	1,481	12.4%	1,559	13.4%
Liquid assets and other	851	7.1%	298	2.6%
Apollo and other investments	5,652	47.2%	5,394	46.3%
Total AAA	8,927	74.4%	8,121	69.7%
Retirement services
Athora	1,125	9.4%	1,106	9.5%
Venerable	273	2.3%	181	1.5%
Other	—	—%	1,014	8.7%
Retirement services	1,398	11.7%	2,301	19.7%
Apollo and other investments
Equity	1,120	9.3%	969	8.3%
Credit	531	4.4%	215	1.8%
Other	24	0.2%	53	0.5%
Apollo and other investments	1,675	13.9%	1,237	10.6%
Total Non AAA	3,073	25.6%	3,538	30.3%
Net alternative investments	$12,000	100.0%	$11,659	100.0%

[1] Prior period amounts have been reclassified to conform with the current year presentation as a result of aligning our alternative investment categories to reflect our updated investment strategies.
[2] Skylign was previously referenced as PK AirFinance. Skylign is the holding company that comprises two operating businesses, PK AirFinance and Perseus Aviation.

Net alternative investments were $12.0 billion and $11.7 billion as of December 31, 2024 and 2023, respectively, representing 4.8% and 5.4% of our net invested asset portfolio as of December 31, 2024 and 2023, respectively. As of December 31, 2024, we held approximately 74% of our net alternative investments through AAA and had a gross ownership percentage in AAA of approximately 61%. The increase in net alternative investments was primarily driven by a contribution to AAA and additional asset purchases in 2024, including the purchase of portions of ADIP I and ADIP II funds, as well as favorable performance of the underlying assets within AAA. These impacts were partially offset by the distribution of FWD and our Catalina common equity interests to AGM as a dividend, the sale of our Challenger common equity interests and the reclassification of our remaining Catalina and Challenger redeemable preferred equity securities to fixed and other net invested assets.

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

Our alternative investment in Athora had a carrying value of $1.1 billion as of each of December 31, 2024 and 2023, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 1.56%, 5.38% and 13.77% for the years ended December 31, 2024, 2023 and 2022, respectively. Alternative investment income from Athora was $20 million, $60 million and $125 million for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in alternative investment income for the year ended December 31, 2024 compared to 2023 was primarily driven by increased expenses and lower growth impacting the valuation of Athora in 2024.

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to AHL common stockholder to spread related earnings is as follows:

	Years ended December 31,
(In millions)	2024	2023	2022
Net income (loss) available to AHL common stockholder	$3,280	$4,484	$(3,051)
Preferred stock dividends	181	181	141
Net income (loss) attributable to noncontrolling interests	1,443	1,087	(2,106)
Net income (loss)	4,904	5,752	(5,016)
Income tax expense (benefit)	730	(1,161)	(646)
Income (loss) before income taxes	5,634	4,591	(5,662)
Investment gains (losses), net of offsets	217	170	(7,434)
Non-operating change in insurance liabilities and related derivatives	846	182	1,433
Integration, restructuring and other non-operating expenses	(239)	(130)	(133)
Stock compensation expense	(50)	(88)	(56)
Preferred stock dividends	181	181	141
Noncontrolling interests – pre-tax income (loss) and VIE adjustments	1,458	1,169	(2,079)
Less: Total adjustments to income (loss) before income taxes	2,413	1,484	(8,128)
Spread related earnings	$3,221	$3,107	$2,466

The reconciliation of total AHL stockholders’ equity to total adjusted AHL common stockholder’s equity is as follows:

	December 31,
(In millions)	2024	2023
Total AHL stockholders’ equity	$16,360	$13,838
Less: Preferred stock	3,154	3,154
Total AHL common stockholder’s equity	13,206	10,684
Less: Accumulated other comprehensive loss	(5,465)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,591)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,051)	(2,233)
Total adjusted AHL common stockholder’s equity	$22,313	$20,368

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt-to-capital ratio to adjusted senior debt-to-capital ratio is as follows:

	December 31,
(In millions, except percentages)	2024	2023
Total debt	$6,309	$4,209
Less: Subordinated debt	1,175	—
Less: Adjustment to arrive at notional debt	134	209
Notional senior debt	$5,000	$4,000

Total debt	$6,309	$4,209
Total AHL stockholders’ equity	16,360	13,838
Total capitalization	22,669	18,047
Less: Accumulated other comprehensive loss	(5,465)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,591)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,051)	(2,233)
Less: Adjustment to arrive at notional debt	134	209
Total adjusted capitalization	$31,642	$27,522

Debt-to-capital ratio	27.8%	23.3%
Accumulated other comprehensive loss	(4.7)%	(4.7)%
Accumulated change in fair value of reinsurance assets	(1.4)%	(1.6)%
Accumulated change in fair value of mortgage loan assets	(1.8)%	(1.9)%
Adjustment to exclude subordinated debt	(3.7)%	—%
Adjustment to arrive at notional debt	(0.4)%	(0.6)%
Adjusted senior debt-to-capital ratio	15.8%	14.5%

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

	December 31,
(In millions, except percentages)	2024	2023
Total debt	$6,309	$4,209
Add: 50% of preferred stock	1,577	1,577
Less: 50% of subordinated debt	588	—
Less: Adjustment to arrive at notional debt	134	209
Adjusted leverage	$7,164	$5,577

Total debt	$6,309	$4,209
Total AHL stockholders’ equity	16,360	13,838
Total capitalization	22,669	18,047
Less: Accumulated other comprehensive loss	(5,465)	(5,569)
Less: Accumulated change in fair value of reinsurance assets	(1,591)	(1,882)
Less: Accumulated change in fair value of mortgage loan assets	(2,051)	(2,233)
Less: Adjustment to arrive at notional debt	134	209
Total adjusted capitalization	$31,642	$27,522

Leverage ratio	41.7%	40.8%
Accumulated other comprehensive loss	(7.1)%	(8.2)%
Accumulated change in fair value of reinsurance assets	(2.1)%	(2.8)%
Accumulated change in fair value of mortgage loan assets	(2.7)%	(3.3)%
Adjustment to exclude 50% of preferred stock	(5.0)%	(5.6)%
Adjustment to exclude 50% of subordinated debt	(1.9)%	—%
Adjustment to arrive at notional debt	(0.3)%	(0.6)%
Adjusted leverage ratio	22.6%	20.3%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Years ended December 31,
	2024		2023		2022
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$14,481	6.19%	$11,130	5.34%	$7,571	4.01%
Change in fair value of reinsurance assets	(129)	(0.05)%	86	0.04%	333	0.18%
VIE earnings and noncontrolling interests	1,310	0.56%	1,078	0.52%	586	0.31%
Forward points adjustment on FX derivative hedges	133	0.06%	187	0.09%	125	0.07%
Held-for-trading amortization	(108)	(0.05)%	(191)	(0.09)%	(228)	(0.12)%
Reinsurance impacts	(223)	(0.09)%	(264)	(0.13)%	(41)	(0.02)%
Apollo investment (gain) loss	—	—%	—	—%	(33)	(0.02)%
ACRA noncontrolling interests	(3,864)	(1.65)%	(2,377)	(1.14)%	(1,505)	(0.80)%
Other	150	0.06%	(41)	(0.02)%	105	0.05%
Total adjustments to arrive at net investment earnings/earned rate	(2,731)	(1.16)%	(1,522)	(0.73)%	(658)	(0.35)%
Total net investment earnings/earned rate	$11,750	5.03%	$9,608	4.61%	$6,913	3.66%

Average net invested assets	$233,809		$208,479		$188,742
The reconciliation of benefits and expenses to cost of funds is as follows:

	Years ended December 31,
	2024		2023		2022
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$15,055	6.44%	$23,603	11.32%	$13,285	7.04%
Premiums	(1,318)	(0.56)%	(12,749)	(6.12)%	(11,638)	(6.17)%
Product charges	(1,016)	(0.44)%	(848)	(0.41)%	(718)	(0.38)%
Other revenues	(19)	(0.01)%	(150)	(0.07)%	28	0.01%
FIA option costs	1,617	0.69%	1,512	0.73%	1,264	0.67%
Reinsurance impacts	(157)	(0.07)%	(155)	(0.07)%	17	0.01%
Non-operating change in insurance liabilities and embedded derivatives	(2,647)	(1.13)%	(2,930)	(1.41)%	2,825	1.50%
Policy and other operating expenses, excluding policy acquisition expenses	(1,760)	(0.75)%	(1,341)	(0.64)%	(1,110)	(0.59)%
Forward points adjustment on FX derivative hedges	293	0.12%	141	0.07%	—	—%
AmerUs Closed Block fair value liability	25	0.01%	(58)	(0.03)%	291	0.15%
ACRA noncontrolling interests	(2,624)	(1.12)%	(1,587)	(0.76)%	(549)	(0.29)%
Other	253	0.11%	212	0.10%	60	0.03%
Total adjustments to arrive at cost of funds	(7,353)	(3.15)%	(17,953)	(8.61)%	(9,530)	(5.06)%
Total cost of funds	$7,702	3.29%	$5,650	2.71%	$3,755	1.98%

Average net invested assets	$233,809		$208,479		$188,742

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Years ended December 31,
(In millions)	2024	2023	2022
US GAAP policy and other operating expenses	$2,213	$1,848	$1,495
Interest expense	(552)	(459)	(227)
Policy acquisition expenses, net of deferrals	(453)	(507)	(385)
Integration, restructuring and other non-operating expenses	(239)	(130)	(133)
Stock compensation expenses	(50)	(88)	(56)
ACRA noncontrolling interests	(406)	(143)	(231)
Other	(46)	(34)	3
Total adjustments to arrive at other operating expenses	(1,746)	(1,361)	(1,029)
Other operating expenses	$467	$487	$466

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

	December 31,
(In millions)	2024	2023
Total investments, including related parties	$291,491	$238,941
Derivative assets	(8,154)	(5,298)
Cash and cash equivalents (including restricted cash)	13,676	14,781
Accrued investment income	2,816	1,933
Net receivable (payable) for collateral on derivatives	(4,602)	(2,835)
Reinsurance impacts	(4,435)	(572)
VIE and VOE assets, liabilities and noncontrolling interests	17,289	14,818
Unrealized (gains) losses	18,320	16,445
Ceded policy loans	(167)	(174)
Net investment receivables (payables)	97	11
Allowance for credit losses	720	608
Other investments	(87)	(41)
Total adjustments to arrive at gross invested assets	35,473	39,676
Gross invested assets	326,964	278,617
ACRA noncontrolling interests	(78,321)	(61,190)
Net invested assets	$248,643	$217,427

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

	December 31,
(In millions)	2024	2023
Investment funds, including related parties and consolidated VIEs	$19,725	$17,668
Equity securities	—	430
Certain equity securities included in AFS or trading securities	34	201
Investment funds within funds withheld at interest	900	827
Royalties	7	14
Net assets of the VIE, excluding investment funds	(4,850)	(4,508)
Unrealized (gains) losses	92	26
ACRA noncontrolling interests	(3,731)	(2,829)
Other assets	(177)	(170)
Total adjustments to arrive at net alternative investments	(7,725)	(6,009)
Net alternative investments	$12,000	$11,659

The reconciliation of total liabilities to net reserve liabilities is as follows:

	December 31,
(In millions)	2024	2023
Total liabilities	$337,469	$279,344
Debt	(6,309)	(4,209)
Derivative liabilities	(3,556)	(1,995)
Payables for collateral on derivatives and short-term securities to repurchase	(8,988)	(4,370)
Other liabilities	(6,546)	(2,590)
Liabilities of consolidated VIEs	(1,640)	(1,115)
Reinsurance impacts	(11,861)	(8,574)
Ceded policy loans	(167)	(174)
Market risk benefit asset	(312)	(377)
ACRA noncontrolling interests	(72,164)	(56,651)
Total adjustments to arrive at net reserve liabilities	(111,543)	(80,055)
Net reserve liabilities	$225,926	$199,289

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

There are two forms of liquidity relevant to our business: funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to our ability to sell assets held in our investment portfolio without incurring significant costs from fees, bid-offer spreads, or market impact. We manage our liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. Our principal sources of liquidity, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of December 31, 2024 was $119.0 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of December 31, 2024 was $11.8 billion. Although our investment portfolio does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may seek to raise or hold additional cash and liquid assets to manage our liquidity risk and to take advantage of market dislocations as they arise.

We have access to additional liquidity through our Credit Facility and Liquidity Facility. The Credit Facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the Credit Facility. The Credit Facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of December 31, 2024. We entered into a new Liquidity Facility on June 28, 2024, which replaced our previous agreement dated as of June 30, 2023. The Liquidity Facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility has a commitment termination date of June 27, 2025 subject to additional 364-day extensions, and was undrawn as of December 31, 2024. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of December 31, 2024 and 2023, approximately 82% and 79%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2024 and 2023, approximately 66% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of December 31, 2024, approximately 33% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 54% were subject to penalty upon surrender.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of December 31, 2024 and 2023, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2024 and 2023, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $15.6 billion and $6.5 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2024, our total maximum borrowing capacity under the FHLB facilities was limited to $49.5 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of December 31, 2024, we had the ability to draw up to an estimated $18.9 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

We engage in repurchase transactions whereby we sell fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. We require that, at all times during the term of the repurchase agreements, we maintain sufficient cash or other liquid assets to allow us to fund all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets. As per the terms of the repurchase agreements, we monitor the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of December 31, 2024 and 2023, the payables for repurchase agreements were $5.7 billion and $3.9 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $5.9 billion and $4.1 billion, respectively. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements. As of December 31, 2023, payables for repurchase agreements, based on original issuance, were comprised of $686 million of short-term and $3.2 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of December 31, 2024, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of December 31, 2024, we had no outstanding payables under this facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Years ended December 31,
(In millions)	2024	2023	2022
Net income (loss)	$4,904	$5,752	$(5,016)
Non-cash revenues and expenses	(3,028)	(769)	11,274
Net cash provided by operating activities	1,876	4,983	6,258
Sales, maturities and repayments of investments	59,369	27,801	28,163
Purchases of investments	(120,220)	(71,779)	(62,386)
Other investing activities	(1,067)	328	(152)
Net cash used in investing activities	(61,918)	(43,650)	(34,375)
Inflows on investment-type policies and contracts	71,323	53,660	33,920
Withdrawals on investment-type policies and contracts	(19,119)	(14,125)	(10,209)
Other financing activities	7,221	5,232	2,761
Net cash provided by financing activities	59,425	44,767	26,472
Effect of exchange rate changes on cash and cash equivalents	(3)	10	(15)
Net (decrease) increase in cash and cash equivalents[1]	$(620)	$6,110	$(1,660)

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $1.9 billion, $5.0 billion and $6.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2024 compared to 2023 was primarily driven by lower cash received from pension group annuity transactions, net of cash outflows, and an increase in cash paid for taxes, interest on funding agreements and other operating expenses. These impacts were partially offset by an increase in cash received from net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $61.9 billion, $43.7 billion and $34.4 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in cash used in investing activities for the year ended December 31, 2024 compared to 2023 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from strong organic growth compared to 2023 and a decrease in net investment payables, partially offset by an increase in sales, maturities and repayments of investments.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $59.4 billion, $44.8 billion and $26.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in cash provided by financing activities for the year ended December 31, 2024 compared to 2023 was primarily attributable to higher cash received from funding agreement inflows, net of cash outflows, an increase in the issuance of short-term repurchase agreements, net of the repayment of a long-term repurchase agreement in 2024, the issuance of more debt in 2024, a favorable change in cash collateral posted by counterparties for derivative transactions and the payment of less common stock cash dividends as 2024 included an assets in kind dividend of certain alternative investments to AGM in lieu of a cash dividend and 2023 included the payment of the fourth quarter 2022 common stock dividend. These increases were partially offset by lower cash received from deferred annuity inflows, net of cash outflows, a capital contribution of $1.25 billion from AGM in 2023 related to the net proceeds from its mandatory convertible preferred stock offering and a decrease in net capital contributions from noncontrolling interests.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of December 31, 2024:

	Payments Due by Period
(In millions)	2025	2026-2027	2028-2029	2030 and thereafter	Total
Interest sensitive contract liabilities	$21,781	$59,626	$77,107	$95,123	$253,637
Future policy benefits	2,944	5,617	4,932	36,409	49,902
Market risk benefits	—	—	—	6,219	6,219
Other policy claims and benefits	107	—	—	—	107
Dividends payable to policyholders	8	15	13	56	92
Debt[1]	333	664	1,603	10,234	12,834
Securities to repurchase[2]	4,281	1,689	—	—	5,970
Total	$29,454	$67,611	$83,655	$148,041	$328,761

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the December 31, 2024 interest rate.

Atlas Securitized Products Holdings LP

In connection with our, Apollo and Credit Suisse AG (CS)’s previously announced transaction, certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas originally agreed to pay CS $3.3 billion by February 8, 2028. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase price obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, AAM and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM each issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. Our guarantees are not probable of payment; therefore, no liabilities have been recorded for the guarantees on the consolidated financial statements.

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

We declared common stock cash dividends of $78 million on November 18, 2024, payable to the holder of AHL’s Class A common stock with a record date of December 11, 2024 and payment date of December 13, 2024. We paid $452 million in common stock cash dividends during the year ended December 31, 2024. In addition to the cash dividends paid, we provided an assets in kind dividend valued at an aggregate amount of $499 million to AGM during the third quarter of 2024.

We declared and paid common stock cash dividends of $937 million during the year ended December 31, 2023, including payment of the fourth quarter dividend from 2022 in the first quarter of 2023.

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

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of December 31, 2024 (in millions, except percentages):

Issuance	Issue Date	Maturity Date	Interest Rate	Principal Balance
2028 Senior Notes	January 12, 2018	January 12, 2028	4.125%	$1,000
2030 Senior Notes	April 3, 2020	April 3, 2030	6.150%	$500
2031 Senior Notes	October 8, 2020	January 15, 2031	3.500%	$500
2051 Senior Notes	May 25, 2021	May 25, 2051	3.950%	$500
2052 Senior Notes	December 13, 2021	May 15, 2052	3.450%	$500
2033 Senior Notes	November 21, 2022	February 1, 2033	6.650%	$400
2034 Senior Notes	December 12, 2023	January 15, 2034	5.875%	$600
2064 Subordinated Notes	March 7, 2024	March 30, 2064	7.250%[1]	$575
2054 Senior Notes	March 22, 2024	April 1, 2054	6.250%	$1,000
2054 Subordinated Notes	October 10, 2024	October 15, 2054	6.625%[2]	$600
[1] The 2064 Subordinated Notes bear interest at an annual fixed rate of 7.250% until March 30, 2029. On March 30, 2029, and every fifth annual anniversary thereafter, the interest rate resets to the five-year US Treasury rate (as defined in the applicable prospectus supplement) plus 2.986%.

[2] The 2054 Subordinated Notes bear interest at an annual fixed rate of 6.625% until October 15, 2034. On October 15, 2034, and every fifth annual anniversary thereafter, the interest rate resets to the five-year US Treasury rate (as defined in the applicable prospectus supplement) plus 2.607%.

See Note 11 – Debt to the consolidated financial statements for further information on debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of December 31, 2024 (in millions, except share, per share data and percentages):

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

See Note 12 – Equity to the consolidated financial statements for further information on preferred stock.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of December 31, 2024.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2024 and 2023, the revolving note payable had an outstanding balance of $1.6 billion and $486 million, respectively.

Use of Captives

While our business strategy does not involve the use of captives, we ceded certain liabilities to a captive reinsurer that we acquired in connection with the Aviva USA acquisition. The captive reinsurer was formed in 2011 and is domiciled in the state of Vermont. The statutory reserves of the affiliated captive reinsurer are supported by a combination of funds withheld receivable assets and letters of credit issued by an unaffiliated financial institution. The reinsurance activities within the captive reinsurer are eliminated in consolidation. As discussed in Note 14 – Statutory Requirements to the consolidated financial statements, a permitted practice of the state of Vermont allows the captive to include issued and outstanding letters of credit in the amount of $86 million and $96 million as of December 31, 2024 and 2023, respectively, as admitted assets in its statutory financial statements. The NAIC and certain state insurance departments have scrutinized insurance companies’ use of affiliated captive reinsurers. Regulatory changes regarding the use of captives could affect our financial position and results of operations.

Capital

We believe we have a strong capital position and are well positioned to meet policyholder and other obligations. We measure capital sufficiency using various internal capital metrics which reflect management’s view on the various risks inherent to our business, the amount of capital required to support our core operating strategies and the amount of capital necessary to maintain our current ratings in a recessionary environment. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

As of December 31, 2024 and 2023, our US insurance companies’ TAC, as defined by the NAIC, was $7.7 billion and $5.8 billion, respectively, and our US RBC ratio was 419% and 392%, respectively. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its ACL. Our TAC was significantly in excess of all regulatory standards as of December 31, 2024 and 2023, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $17.0 billion and $14.6 billion as of December 31, 2024 and 2023, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum EBS capital and surplus to meet the ECR. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. For the Bermuda group, which includes the capital and surplus of AARe and all of its subsidiaries, including AAIA and its subsidiaries, EBS capital and surplus was $27.7 billion and $26.6 billion, resulting in a BSCR ratio of 238% and 291% as of December 31, 2024 and 2023, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2024 and 2023, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2024 and 2023, our Bermuda RBC ratio was 450% and 400%, respectively. The Bermuda RBC ratio is calculated using Bermuda capital and applying NAIC RBC factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC ratio. The statutory capital and surplus and RBC of our Bermuda insurance companies presented herein exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT. We are currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of our Bermuda insurance companies.

As of December 31, 2024 and 2023, our consolidated statutory capital and surplus in the aggregate was $24.8 billion and $21.8 billion, respectively, and our consolidated RBC ratio was 430% and 412%, respectively. Our consolidated regulatory capital represents the aggregate capital of our US and Bermuda insurance entities, determined with respect to each insurance entity by applying the statutory accounting principles applicable to each such entity with adjustments made to, among other things, assets and expenses at the holding company level. The consolidated RBC ratio is calculated by aggregating US RBC and Bermuda RBC.

ACRA 1 – ACRA 1 provided us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA 1 provided a capital source to fund both our inorganic and organic channels. The commitment period for ACRA 1 expired in August 2023.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans

The following table presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by pricing source and fair value hierarchy:

	December 31, 2024
(In millions, except percentages)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$116,317	$7,818	$108,495	$4
Priced via independent broker-dealer quotations	37,582	—	34,896	2,686
Priced via models or other methods	30,592	—	278	30,314
Trading securities
Priced via commercial pricing services	1,130	21	1,109	—
Priced via independent broker-dealer quotations	453	1	430	22
Priced via models or other methods	573	—	—	573
Trading securities of consolidated VIEs	2,301	—	347	1,954
Total fixed maturity securities, including related parties and consolidated VIEs	188,948	7,840	145,555	35,553
Equity securities
Priced via commercial pricing services	1,263	190	1,073	—
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	261	—	—	261
Total equity securities, including related parties	1,524	190	1,073	261
Mortgage loans
Priced via commercial pricing services	61,057	—	—	61,057
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	3,479	—	—	3,479
Mortgage loans of consolidated VIEs	2,579	—	—	2,579
Total mortgage loans, including related parties and consolidated VIEs	67,115	—	—	67,115
Total fixed maturity securities, equity securities and mortgage loans, including related parties and consolidated VIEs	$257,587	$8,030	$146,628	$102,929
Percentage of total	100.0%	3.1%	56.9%	40.0%

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

We perform vendor due diligence exercises annually for all asset classes to review vendor processes, models and assumptions. Additionally, we review price movements on a quarterly basis to ensure reasonableness.

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

As of December 31, 2024, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $11.2 billion. The increase (decrease) to the embedded derivatives on indexed annuity products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2024
+100 bps discount rate	$(569)
–100 bps discount rate	626

However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the quantitative impact presented in the table above does not necessarily correspond to the ultimate impact on the consolidated financial statements. In determining the ranges, we have considered current market conditions, as well as the market level of discount rates that can reasonably be anticipated over the near-term. For additional information regarding sensitivities to interest rate risk and public equity risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivities.

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

In general, the reserve for future policy benefits associated with life-contingent payout annuities will decrease when longevity decreases, resulting in remeasurement gains in the consolidated statements of income (loss). Changes in the discount rate in periods after a cohort has closed will not impact interest expense recognition within the consolidated statements of income (loss). However, changes in the discount rate will impact the recorded reserve on the consolidated balance sheets, with an offsetting unrealized gain or loss recorded to other comprehensive income (loss). We use a single A rate to calculate the present value of reserves related to our immediate annuities with life contingencies and assumed whole life products.

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

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2024
+100 bps discount rate	$(3,393)
–100 bps discount rate	4,048

Market Risk Benefits

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. We issue and reinsure deferred annuity contracts, which include both traditional deferred and indexed annuities, that contain GLWB and GMDB riders. These riders meet the criteria for and are classified as market risk benefits.

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

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	December 31, 2024
+100 bps discount rate	$(867)
–100 bps discount rate	748

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

Income Taxes

Significant judgment is required in determining tax expense and in evaluating certain and uncertain tax positions. We recognize the tax benefit of uncertain tax positions when the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. We review and evaluate our tax positions quarterly to determine whether we have uncertain tax positions that require financial statement recognition. For more information regarding income taxes, see Note 13 – Income Taxes to the consolidated financial statements.

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

Risk Management

The risk management team consists of eight teams: Business and Operational Risk, ALM, Regulatory and Risk Analytics, Risk Policy and Derivatives Risk, Derivatives and Structured Solutions, Asset Risk Management, Strategic and Emerging Risk and Risk Operations and Change Management. The risk management team is led by our Chief Risk Officer, who reports to the chair of the AHL Risk Committee. Our risk management team is comprised of more than 50 dedicated, full-time employees.

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

In addition to credit-risk exposures from our investment portfolio, we are also exposed to credit risk from our counterparty exposures related to derivative hedging and reinsurance activities. Derivative counterparty risk is managed by trading on a collateralized basis with counterparties under International Swaps and Derivatives Association documents with a credit support annex having zero-dollar collateral thresholds.

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

The equity index hedging framework implemented is one of static and dynamic replication. Unique policy-level liability options are matched with static OTC options and residual risk arising from (1) policyholder behavior and other trading constraints (for example minimum trade size) and (2) the decision by the organization to enhance the value of the product offerings by dynamically managing a small portion of the exposure on custom indices, are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk and interest rate risk, are monitored and risk managed along the term structure.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are also exposed to equity risk in our alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. We currently target fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, our investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies”, (which is mostly exposure to publicly traded equities), followed by “equity” and “credit” strategies. Our alternatives portfolio also includes strategic equity investments in origination platforms, insurance platforms and others.

Our investment mandate in our alternative investment portfolio is inherently opportunistic. Each investment is examined and analyzed on its own merits to gain a full understanding of the risks present, and with a view toward determining likely return scenarios, including the ability to withstand stress in a downturn. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (2) investments that we believe have less downside risk.

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of December 31, 2024, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $3.0 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2023, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of December 31, 2024, when compared to December 31, 2023, was primarily driven by the growth experienced in 2024. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of December 31, 2024 the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $6.8 billion, net of the amount attributable to the noncontrolling interests. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of December 31, 2024, when compared to December 31, 2023, was driven by the decrease in our net floating rate position related to hedging actions as well as additional issuances of floating rate funding agreements in 2024.

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

We are unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to AHL common stockholder and spread related earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to Athene Holding Ltd. common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of December 31, 2024, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2024, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $617 million. As of December 31, 2023, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $538 million. The increase in sensitivity to point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments as of December 31, 2024, when compared to December 31, 2023, is primarily driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments, market risk benefits and the FIA embedded derivative.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Athene Holding Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Athene Holding Ltd. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedules listed in the Index at Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Valuation of Certain Structured Level 3 Asset-Backed Securities - Refer to Note 3, Investments, Note 6, Fair Value, and Note 15, Related Parties
Critical Audit Matter Description
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

Certain Assumptions Used in the Market Risk Benefits and Interest Sensitive Contract Liabilities - Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies, Note 6, Fair Value, and Note 9, Long-duration Contracts

Critical Audit Matter Description

The Company determines estimated valuations of Market Risk Benefits and Interest Sensitive Contract Liabilities, which include embedded derivatives. The Company’s valuations are based on actuarial methodologies and include significant unobservable inputs associated with underlying economic and future policyholder behavior assumptions.

Significant judgment is applied by the Company in determining these assumptions. Specifically, the future policyholder behavior assumptions related to lapses and the use of benefit riders, as well as the assumptions for the future equity option costs or option budget and risk margin involve significant unobservable inputs and may materially impact the estimated valuation of Market Risk Benefits and Interest Sensitive Contract Liabilities, which include embedded derivatives.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 24, 2025
We have served as the Company’s auditor since 2022.

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions)	2024	2023
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2024 – $180,716 and 2023 – $147,561; allowance for credit losses: 2024 – $708 and 2023 – $590)	$165,364	$134,338
Trading securities, at fair value	1,583	1,706
Equity securities (portion at fair value: 2024 – $1,290 and 2023 – $935)	1,290	1,293
Mortgage loans, at fair value	63,239	44,115
Investment funds	107	109
Policy loans	318	334
Funds withheld at interest (portion at fair value: 2024 – $(3,035) and 2023 – $(3,379))	18,866	24,359
Derivative assets	8,154	5,298
Short-term investments (portion at fair value: 2024 – $255 and 2023 – $341)	447	341
Other investments (portion at fair value: 2024 – $1,606 and 2023 – $943)	2,915	1,206
Total investments	262,283	213,099
Cash and cash equivalents	12,733	13,020
Restricted cash	943	1,761
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2024 – $19,531 and 2023 – $14,455; allowance for credit losses: 2024 – $1 and 2023 – $1)	19,127	14,009
Trading securities, at fair value	573	838
Equity securities, at fair value	234	318
Mortgage loans, at fair value	1,297	1,281
Investment funds (portion at fair value: 2024 – $1,139 and 2023 – $1,082)	1,853	1,632
Funds withheld at interest (portion at fair value: 2024 – $(615) and 2023 – $(721))	5,050	6,474
Short-term investments	743	947
Other investments, at fair value	331	343
Accrued investment income (related party: 2024 – $193 and 2023 – $166)	2,816	1,933
Reinsurance recoverable (related party: 2024 – $4,309 and 2023 – $0; portion at fair value: 2024 – $1,661 and 2023 – $1,367)	8,194	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,173	5,979
Goodwill	4,063	4,065
Other assets (related party: 2024 – $203 and 2023 – $189)	11,253	10,179
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2024 – $711 and 2023 – $644)	2,301	2,136
Mortgage loans, at fair value (related party: 2024 – $384 and 2023 – $358)	2,579	2,173
Investment funds, at fair value (related party: 2024 – $16,986 and 2023 – $15,425)	17,765	15,927
Other investments (related party: 2024 – $86 and 2023 – $80; portion at fair value: 2024 – $107 and 2023 – $103)	884	103
Cash and cash equivalents (restricted cash: 2024 – $10 and 2023 – $0)	583	98
Other assets	565	110
Total assets	$363,343	$300,579
(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2024	2023
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2024 – $6,678 and 2023 – $8,599; portion at fair value: 2024 – $11,984 and 2023 – $9,893)	$253,637	$204,670
Future policy benefits (related party: 2024 – $25 and 2023 – $9; portion at fair value: 2024 – $1,640 and 2023 – $1,700)	49,902	53,287
Market risk benefits (related party: 2024 – $239 and 2023 – $227)	4,028	3,751
Debt	6,309	4,209
Derivative liabilities	3,556	1,995
Payables for collateral on derivatives and securities to repurchase	11,652	7,536
Other liabilities (related party: 2024 – $4,707 and 2023 – $774)	6,745	2,781
Liabilities of consolidated variable interest entities (related party: 2024 – $374 and 2023 – $513)	1,640	1,115
Total liabilities	337,469	279,344
Commitments and Contingencies (Note 16)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Series E – par value $1 per share; $500 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Common stock – par value $0.001 per share; authorized: 2024 and 2023 – 425.0 shares; issued and outstanding: 2024 and 2023 – 203.8 shares	—	—
Additional paid-in capital	19,588	19,499
Retained earnings (accumulated deficit)	2,237	(92)
Accumulated other comprehensive loss (related party: 2024 – $(245) and 2023 – $(357))	(5,465)	(5,569)
Total Athene Holding Ltd. stockholders’ equity	16,360	13,838
Noncontrolling interests	9,514	7,397
Total equity	25,874	21,235
Total liabilities and equity	$363,343	$300,579
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Income (Loss)

	Years ended December 31,
(In millions)	2024	2023	2022
Revenues
Premiums (related party: 2024 – $20, 2023 – $17 and 2022 – $261)	$1,318	$12,749	$11,638
Product charges (related party: 2024 – $29, 2023 – $40 and 2022 – $41)	1,016	848	718
Net investment income (related party investment income: 2024 – $1,648, 2023 – $1,636 and 2022 – $1,403; and related party investment expense: 2024 – $1,269, 2023 – $987 and 2022 – $775)	14,481	11,130	7,571
Investment related gains (losses) (related party: 2024 – $20, 2023 – $18 and 2022 – $(1,670))	2,045	1,428	(12,706)
Other revenues (related party: 2024 – $15, 2023 – $569 and 2022 – $0)	19	591	(28)
Revenues of consolidated variable interest entities
Net investment income (related party: 2024 – $63, 2023 – $40 and 2022 – $19)	282	257	111
Investment related gains (losses) (related party: 2024 – $1,578, 2023 – $1,227 and 2022 – $542)	1,528	1,191	319
Total revenues	20,689	28,194	7,623
Benefits and expenses
Interest sensitive contract benefits (related party: 2024 – $(62), 2023 – $171 and 2022 – $19)	8,949	6,229	538
Future policy and other policy benefits (related party: 2024 – $23, 2023 – $46 and 2022 – $291; and remeasurement (gains) losses: 2024 – $(16), 2023 – $(53) and 2022 – $(15))	3,054	14,434	12,465
Market risk benefits remeasurement (gains) losses (related party: 2024 – $(22), 2023 – $32 and 2022 – $(122))	(102)	404	(1,657)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	941	688	444
Policy and other operating expenses (related party: 2024 – $71, 2023 – $142 and 2022 – $246)	2,213	1,848	1,495
Total benefits and expenses	15,055	23,603	13,285
Income (loss) before income taxes	5,634	4,591	(5,662)
Income tax expense (benefit)	730	(1,161)	(646)
Net income (loss)	4,904	5,752	(5,016)
Less: Net income (loss) attributable to noncontrolling interests	1,443	1,087	(2,106)
Net income (loss) attributable to Athene Holding Ltd. stockholders	3,461	4,665	(2,910)
Less: Preferred stock dividends	181	181	141
Net income (loss) available to Athene Holding Ltd. common stockholder	$3,280	$4,484	$(3,051)

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2024	2023	2022
Net income (loss)	$4,904	$5,752	$(5,016)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(1,121)	5,284	(18,156)
Unrealized gains (losses) on hedging instruments	(51)	(199)	2
Remeasurement gains (losses) on future policy benefits related to discount rate	1,425	(2,236)	8,425
Remeasurement gains (losses) on market risk benefits related to credit risk	(149)	(374)	366
Foreign currency translation and other adjustments	(48)	40	(27)
Other comprehensive income (loss), before tax	56	2,515	(9,390)
Income tax expense (benefit) related to other comprehensive income (loss)	22	511	(1,933)
Other comprehensive income (loss)	34	2,004	(7,457)
Comprehensive income (loss)	4,938	7,756	(12,473)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,373	1,342	(2,242)
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$3,565	$6,414	$(10,231)

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Equity

(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(2,910)	—	(2,910)	(2,106)	(5,016)
Other comprehensive loss	—	—	—	—	(7,321)	(7,321)	(136)	(7,457)
Issuance of preferred shares, net of expenses	—	—	487	—	—	487	—	487
Stock-based compensation allocation from parent	—	—	50	—	—	50	—	50
Preferred stock dividends	—	—	—	(141)	—	(141)	—	(141)
Common stock dividends	—	—	—	(563)	—	(563)	—	(563)
Contributions from parent	—	—	38	—	—	38	—	38
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,047	1,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	2,457	2,457
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at December 31, 2022	—	—	18,119	(3,640)	(7,321)	7,158	3,391	10,549
Net income	—	—	—	4,665	—	4,665	1,087	5,752
Other comprehensive income	—	—	—	—	1,749	1,749	255	2,004
Stock-based compensation allocation from parent	—	—	79	—	—	79	—	79
Preferred stock dividends	—	—	—	(181)	—	(181)	—	(181)
Common stock dividends	—	—	—	(937)	—	(937)	—	(937)
Contributions from parent	—	—	1,290	—	—	1,290	—	1,290
Contributions from noncontrolling interests	—	—	—	—	—	—	996	996
Distributions to noncontrolling interests	—	—	—	—	—	—	(539)	(539)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	1,637	1,637
Subsidiary issuance of equity interests and other	—	—	11	1	3	15	570	585
Balance at December 31, 2023	—	—	19,499	(92)	(5,569)	13,838	7,397	21,235
Net income	—	—	—	3,461	—	3,461	1,443	4,904
Other comprehensive income (loss)	—	—	—	—	104	104	(70)	34
Stock-based compensation allocation from parent	—	—	43	—	—	43	—	43
Preferred stock dividends	—	—	—	(181)	—	(181)	—	(181)
Common stock dividends	—	—	—	(951)	—	(951)	—	(951)
Contributions from parent	—	—	52	—	—	52	—	52
Contributions from noncontrolling interests	—	—	—	—	—	—	954	954
Distributions to noncontrolling interests	—	—	—	—	—	—	(920)	(920)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	698	698
Subsidiary issuance of equity interests and other	—	—	(6)	—	—	(6)	12	6
Balance at December 31, 2024	$—	$—	$19,588	$2,237	$(5,465)	$16,360	$9,514	$25,874
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$4,904	$5,752	$(5,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	941	688	444
Net amortization (accretion) of net investment premiums, discounts and other	(123)	81	285
Gain on recapture of reinsurance agreements, net of cash received	—	(489)	—
Net investment income (related party: 2024 – $82, 2023 – $(104) and 2022 – $(294))	(54)	(108)	(506)
Net recognized (gains) losses on investments and derivatives (related party: 2024 – $(1,380), 2023 – $(1,305) and 2022 – $(224))	(3,526)	(1,959)	5,949
Policy acquisition costs deferred	(1,507)	(1,570)	(1,127)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2024 – $(27), 2023 – $(61) and 2022 – $(51))	(883)	(575)	(370)
Interest sensitive contract liabilities (related party: 2024 – $80, 2023 – $131 and 2022 – $(24))	5,677	3,917	(1,337)
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2024 – $(237), 2023 – $6 and 2022 – $41)	(1,969)	4,333	3,901
Funds withheld assets (related party: 2024 – $(230), 2023 – $(371) and 2022 – $1,184)	(1,560)	(3,411)	5,229
Other assets and liabilities	(24)	(1,676)	(1,194)
Net cash provided by operating activities	1,876	4,983	6,258
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2024 – $6,937, 2023 – $2,081 and 2022 – $4,197)	$42,898	$14,484	$18,564
Trading securities (related party: 2024 – $346, 2023 – $156 and 2022 – $79)	1,013	390	217
Equity securities (related party: 2024 – $67, 2023 – $0 and 2022 – $6)	404	167	389
Mortgage loans (related party: 2024 – $87, 2023 – $30 and 2022 – $46)	7,983	4,569	3,562
Investment funds (related party: 2024 – $507, 2023 – $301 and 2022 – $1,543)	525	360	1,704
Derivative instruments and other investments (related party: 2024 – $0, 2023 – $0 and 2022 – $184)	3,876	4,324	3,123
Short-term investments (related party: 2024 – $1,482, 2023 – $1,178 and 2022 – $0)	2,670	3,507	604
Purchases of:
Available-for-sale securities (related party: 2024 – $(11,714), 2023 – $(4,817) and 2022 – $(4,035))	(80,212)	(37,263)	(36,684)
Trading securities (related party: 2024 – $(158), 2023 – $(866) and 2022 – $(156))	(895)	(2,718)	(915)
Equity securities (related party: 2024 – $0, 2023 – $0 and 2022 – $(208))	(644)	(116)	(441)
Mortgage loans (related party: 2024 – $(27), 2023 – $0 and 2022 – $(364))	(28,188)	(20,972)	(12,951)
Investment funds (related party: 2024 – $(2,397), 2023 – $(2,334) and 2022 – $(4,738))	(2,694)	(2,461)	(5,755)
Derivative instruments and other investments (related party: 2024 – $(16), 2023 – $(46) and 2022 – $(266))	(5,032)	(5,637)	(3,008)
Short-term investments (related party: 2024 – $(1,277), 2023 – $(2,061) and 2022 – $(33))	(2,555)	(2,612)	(2,632)
Consolidation of new variable interest entities	1	3	393
Deconsolidation of previously consolidated entities	(2)	(53)	(393)
Other investing activities, net	(1,066)	378	(152)
Net cash used in investing activities	(61,918)	(43,650)	(34,375)

			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2024	2023	2022
Cash flows from financing activities
Deposits on investment-type policies and contracts (related party: 2024 – $4, 2023 – $7 and 2022 – $68)	$71,323	$53,660	$33,920
Withdrawals on investment-type policies and contracts (related party: 2024 – $(396), 2023 – $(402) and 2022 – $(350))	(19,119)	(14,125)	(10,209)
Proceeds from debt	2,169	589	399
Capital contributions from parent	—	1,250	—
Capital contributions from noncontrolling interests	954	996	1,047
Capital contributions from noncontrolling interests of consolidated variable interest entities	1,897	1,809	2,214
Capital distributions to noncontrolling interests	(920)	(539)	(63)
Subsidiary issuance of equity interests to noncontrolling interests	—	632	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	4,116	829	(330)
Issuance of preferred stock, net of expenses	—	—	487
Preferred stock dividends	(226)	(136)	(141)
Common stock dividends	(452)	(937)	(1,313)
Other financing activities, net	(317)	739	461
Net cash provided by financing activities	59,425	44,767	26,472
Effect of exchange rate changes on cash and cash equivalents	(3)	10	(15)
Net (decrease) increase in cash and cash equivalents	(620)	6,110	(1,660)
Cash and cash equivalents at beginning of year[1]	14,879	8,769	10,429
Cash and cash equivalents at end of year[1]	$14,259	$14,879	$8,769

Supplementary information
Cash paid for taxes	$930	$216	$821
Cash paid for interest	517	498	244
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2024 – $(4,119), 2023 – $20 and 2022 – $270)	(4,057)	99	878
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2024 – $1,587, 2023 – $1,646 and 2022 – $1,493)	8,479	12,430	9,131
Investments received from settlements on reinsurance agreements (related party: 2024 – $48, 2023 – $65 and 2022 – $0)	48	1,129	36
Investments received at inception of reinsurance agreements	—	2,158	—
Investments received from pension group annuity premiums	521	4,776	4,185
Reduction in investments and other assets and liabilities relating to recapture of reinsurance agreement	—	482	—
Investments exchanged with third-party cedants	—	145	612
Borrowings of consolidated variable interest entities settled with investments	—	52	—
Assets contributed to consolidated variable interest entities	—	—	8,007
Investments distributed as common stock dividends	499	—	—
Distribution of investments to noncontrolling interests of consolidated variable interest entities	1,107	—	—
Distributions to parent	—	—	2,145

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

Consolidation and Basis of Presentation—Our consolidated financial statements include our wholly owned subsidiaries and investees in which we hold a controlling financial interest, including variable interest entities (VIEs). Investees in which we do not hold a controlling financial interest but have the ability to exercise significant influence over operating and financing decisions, other than investments for which we have elected the fair value option, are accounted for under the equity method. Intercompany balances and transactions have been eliminated.

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

Merger – On January 1, 2022, we completed our merger with Apollo Global Management, Inc. (AGM, and together with its subsidiaries other than us or our subsidiaries, Apollo) and are now a direct subsidiary of AGM. We elected pushdown accounting in which we use AGM’s basis of accounting, which reflects the fair market value of our assets and liabilities at the time of the merger, unless otherwise prescribed by US GAAP. See Note 2 – Business Combination for further information on the merger.

Summary of Significant Accounting Policies

Investments

Fixed Maturity Securities – Fixed maturity securities include bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and redeemable preferred stock. We classify fixed maturity securities as available-for-sale (AFS) or trading at the time of purchase and subsequently carry them at fair value. Fair value hierarchy and valuation methodologies are discussed in Note 6 – Fair Value. Classification is dependent on a variety of factors including our expected holding period, election of the fair value option and asset and liability matching.

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

We generally record security transactions on a trade date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated balance sheets. Bank loans, private placements and investment funds are recorded on a settlement date basis.

Equity Securities – Equity securities include common stock, mutual funds and non-redeemable preferred stock. Equity securities with readily determinable fair values are carried at fair value with subsequent changes in fair value recognized in net income. We elected to account for certain equity securities without readily determinable fair values that did not qualify for the practical expedient to estimate fair values based on net asset value (NAV) per share (or its equivalent) at cost less impairment, subject to adjustments based on observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Mortgage Loans – We elected the fair value option on our mortgage loan portfolio. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We accrue interest on loans until it is probable we will not receive interest, or the loan is 90 days past due unless guaranteed by US government-sponsored agencies. Interest income and prepayment fees are reported in net investment income on the consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the consolidated statements of income (loss).

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

Short-term Investments – Short-term investments consist of financial instruments with maturities of greater than three months but less than twelve months when purchased. Short-term debt securities are accounted for as trading or AFS consistent with our policies for those investments. Short-term loans are carried at amortized cost. Fair values are determined consistently with methodologies described in Note 6 – Fair Value for the respective investment type.

Other Investments – Other investments include, but are not limited to, term loans collateralized by mortgages on residential and commercial real estate, other uncollateralized loans, investments in real estate and corporate owned life insurance. We elected the fair value option on the term loans and other uncollateralized loans. Investments in real estate are held at cost less accumulated depreciation and impairments. Corporate owned life insurance is held at cash surrender value.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We accrue interest on loans until it is probable we will not receive interest or the loan is 90 days past due. Changes in the cash surrender value of corporate owned life insurance, interest income, amortization of premiums and discounts, and prepayment and other fees are included in net investment income on the consolidated statements of income (loss). Changes in fair value are included in investment related gains (losses) on the consolidated statements of income (loss).

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

Credit Losses – Available-for-Sale Securities and Other – We evaluate AFS securities with a fair value that has declined below amortized cost to determine how the decline in fair value should be recognized. If we determine, based on the facts and circumstances related to the specific security, that we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, any existing allowance for expected credit losses is reversed and the amortized cost of the security is written down to fair value. If neither of these conditions exist, we evaluate whether the decline in fair value has resulted from a credit loss or other factors.

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

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, and all changes in the allowance for expected credit losses are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss).

We also establish an allowance for expected credit losses for assets held at amortized cost at the time of purchase, which includes certain other loans and reinsurance assets. The allowance for expected credit losses considers past events, current conditions, and reasonable and supportable forecasts of future economic conditions or macroeconomic forecasts. We use a quantitative probability of default and loss given default methodology to develop our estimate of expected credit loss. The provision for credit losses for reinsurance assets held at amortized cost is recorded through policy and other operating expenses on the consolidated statements of income (loss).

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

Derivative Instruments—We invest in derivatives to hedge the risks experienced in our ongoing operations, such as equity, interest rate, foreign currency and market volatility, or for other risk management purposes, which primarily involve managing liability risks associated with our indexed annuity products and reinsurance agreements. Derivatives are financial instruments with values that are derived from interest rates, foreign exchange rates, financial indices or other combinations of an underlying and notional. Derivative assets and liabilities are carried at fair value on the consolidated balance sheets. We elect to present any derivatives subject to master netting provisions as a gross asset or liability and gross of collateral. Disclosures regarding balance sheet presentation of derivatives subject to master netting agreements are discussed in Note 4 – Derivative Instruments. We may designate derivatives as cash flow, fair value or net investment hedges.

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

For a net investment hedge, changes in the fair value of the hedging derivative are reported within AOCI to offset the translation adjustments for subsidiaries with functional currencies other than the US dollar.

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

Embedded Derivatives – We issue and reinsure products, primarily indexed annuity products, or purchase investments that contain embedded derivatives. If we determine the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in investment related gains (losses) on the consolidated statements of income (loss). Embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract.

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

We performed our annual goodwill impairment test as of October 1, 2024 and did not identify any impairment. See Note 2 – Business Combination for disclosure regarding the goodwill recorded related to our merger with AGM.

Reinsurance—We assume or cede insurance and investment contracts under coinsurance, funds withheld, modco and yearly renewable term bases. We follow reinsurance accounting for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge our obligations as the primary insurer, unless the requirements of assumption reinsurance have been met. We generally have the right of offset on reinsurance contracts but have elected to present reinsurance settlement amounts due to and from us on a gross basis.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

Assets and liabilities assumed or ceded under coinsurance, funds withheld, modco or yearly renewable term are presented gross on the consolidated balance sheets. For investment contracts, the change in the direct or assumed and ceded reserves are presented net in interest sensitive contract benefits on the consolidated statements of income (loss). For insurance contracts, the change in the direct or assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the consolidated statements of income (loss), except any changes related to the discount rate are presented net in other comprehensive income (loss) (OCI) on the consolidated statements of comprehensive income (loss). For market risk benefits, the change in the direct or assumed and ceded reserves are presented net in market risk benefits remeasurement (gains) losses on the consolidated statements of income (loss), except for changes related to instrument-specific credit risk on direct and assumed contracts which are presented net in OCI on the consolidated statements of comprehensive income (loss).

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

Restricted Cash—Restricted cash primarily consists of cash and cash equivalents held in funds in trust as part of certain coinsurance agreements to secure statutory reserves and liabilities of the coinsured parties. Restricted cash is reported separately on the consolidated balance sheets but is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows.

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

See Note 8 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for further information.

Interest Sensitive Contract Liabilities—Universal life-type policies and investment contracts include traditional deferred annuities; indexed annuities consisting of fixed indexed, index-linked variable annuities in the accumulation phase, and assumed indexed universal life without significant mortality risk; funding agreements; immediate annuities without significant mortality risk (which include pension group annuities without life contingencies); universal life insurance; and other investment contracts inclusive of assumed endowments without significant mortality risk. We carry liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic), which we carry at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. For a discussion regarding our indexed products, refer above to the embedded derivative discussion. Certain of our contracts are offered with additional contract features that meet the definition of a market risk benefit. See –Market Risk Benefits below for further information.

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

Future Policy Benefits—We issue or reinsure contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities with life contingencies).

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

Changes in the value of the liability for nonparticipating long-duration contracts due to changes in the discount rate are recognized as a component of OCI on the consolidated statements of comprehensive income (loss). Changes in the liability for remeasurement gains or losses and all other changes in the liability are recorded in future policy and other policy benefits on the consolidated statements of income (loss).

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

For the liabilities associated with no-lapse guarantees, each reporting period we update expected excess benefits and assessments with actual excess benefits and assessments. We also periodically revise the key assumptions used in the calculation of the liabilities that result in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made. Changes in the liabilities associated with no-lapse guarantees are recorded in future policy and other policy benefits on the consolidated statements of income (loss).

Future policy benefits are not reduced for amounts ceded under reinsurance agreements, which are reported as reinsurance recoverable on the consolidated balance sheets.

Market Risk Benefits—Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. Our deferred annuity contracts contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria for, and are classified as, market risk benefits.

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

Closed Block Business—We established closed blocks of policies in connection with the reorganization of two predecessor subsidiaries from mutual companies to stock companies, collectively referred to as the Closed Blocks, and individually referred to as the AmerUs Life Insurance Company (AmerUs) closed block (AmerUs Closed Block) and the Indianapolis Life Insurance Company (ILICO) closed block (ILICO Closed Block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the respective closed block. The Closed Blocks were designed to give reasonable assurance to owners of insurance policies included therein that, after the reorganization, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continued. The assets, including related revenue, allocated to the Closed Blocks will accrue solely to the benefit of the policyholders included in the Closed Blocks until they no longer exist. A policyholder dividend obligation is required to be established for earnings in the Closed Blocks that are not available to the stockholders. We elected the fair value option for the AmerUs Closed Block and the ILICO Closed Block. See Note 10 – Closed Block for more information on the Closed Blocks.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Foreign Currency—The accounts of foreign-based subsidiaries and equity method investments are measured using their functional currency. Revenue and expenses of these subsidiaries are translated into US dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. For equity method investments, the proportionate share of the investee’s income is translated into US dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. The resulting translation adjustments are included in equity as a component of AOCI. Gains or losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in net income. The impacts of any non-US dollar denominated AFS securities are included in AOCI along with the change in its fair value unless in a fair value hedging relationship.

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

See Note 13 – Income Taxes for discussion on withholding taxes for undistributed earnings of subsidiaries.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Compensation – Stock Compensation (Accounting Standards Update (ASU) 2024-01)

The amendments in this update clarify how an entity determines whether it is required to account for profits interest awards (and similar awards) in accordance with Accounting Standards Codification (ASC) 718 Compensation – Stock Compensation or other guidance. The ASU provides specific examples on when profits interest awards should be accounted for as a share-based payment arrangement under ASC 718 or in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 Compensation – General or other ASC topics. The guidance is effective for us on January 1, 2025. We expect the impact of the new pronouncement on our consolidated financial statements will be immaterial.

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

Business Combinations – Joint Venture Formations (ASU 2023-05)

The amendments in this update address how a joint venture initially recognizes and measures contributions received at its formation date. The amendments require a joint venture to apply a new basis of accounting upon formation and to initially recognize its assets and liabilities at fair value. The guidance is effective prospectively for all joint ventures formed on or after January 1, 2025, while retrospective application may be elected for a joint venture formed before the effective date. We expect the impact of this guidance on our consolidated financial statements will be immaterial.

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASU 2024-03)

The amendments in this update require disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU requires tabular presentation of each relevant expense caption on the face of the income statement including employee compensation, depreciation, intangible asset amortization and certain other expenses, when applicable.

The guidance is effective for us for the 2027 annual period and in interim periods in 2028; early adoption is permitted. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

Adopted Accounting Pronouncements

Segment Reporting – Improvements to Reporting Segment Disclosures (ASU 2023-07)

The amendments in this update require disclosures of incremental segment information on an annual and interim basis for all public entities to provide analyses useful to investors for decision making. The update requires public entities, including those with a single reportable segment, to report significant segment expenses that are regularly provided to and used by the Chief Operating Decision Maker (CODM) in managing the business. We adopted this guidance effective December 31, 2024 on a retrospective basis, and updated financial statement disclosures are included in Note 17 – Segment Information.

Reference Rate Reform (Topic 848) (ASU 2022-06, ASU 2021-01, ASU 2020-04)

We adopted ASU 2020-04 and ASU 2021-01 and elected to apply certain of the practical expedients related to contract modifications, hedge accounting relationships, and derivative modifications pertaining to discounting, margining, or contract price alignment. The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform, and these elections did not have a material impact on the consolidated financial statements. ASU 2022-06 amended and deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which we will no longer be permitted to apply the expedients provided in Topic 848.

2. Business Combination

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

3. Investments

AFS Securities—The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151
US state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$6,161	$—	$67	$(829)	$5,399
US state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	December 31, 2024
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,576	$2,544
Due after one year through five years	19,949	19,418
Due after five years through ten years	27,734	25,442
Due after ten years	56,409	45,821
CLO, ABS, CMBS and RMBS	74,048	72,139
Total AFS securities	180,716	165,364
AFS securities – related parties
Due after one year through five years	1,080	1,071
Due after five years through ten years	847	861
Due after ten years	575	529
CLO and ABS	17,029	16,666
Total AFS securities – related parties	19,531	19,127
Total AFS securities, including related parties	$200,247	$184,491

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
US state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	499	(9)	446	(47)	945	(56)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,618	(62)	4,345	(338)	7,963	(400)
Total AFS securities, including related parties	$41,784	$(1,329)	$62,867	$(14,039)	$104,651	$(15,368)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
US state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities, including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	December 31, 2024
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	7,745	6,087
AFS securities – related parties	144	60

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Year ended December 31, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$—	$(8)	$—	$6	$175
CLO	2	1	—	—	—	(3)	—
ABS	49	25	—	(16)	—	18	76
CMBS	29	27	—	—	—	4	60
RMBS	381	17	—	(17)	—	16	397
Total AFS securities	590	118	—	(41)	—	41	708
AFS securities – related parties, ABS	1	—	—	—	—	—	1
Total AFS securities, including related parties	$591	$118	$—	$(41)	$—	$41	$709

	Year ended December 31, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$(27)	$—	$—	$—
Corporate	61	88	—	(8)	(15)	3	129
CLO	7	1	—	—	—	(6)	2
ABS	29	23	—	(4)	—	1	49
CMBS	5	26	—	—	—	(2)	29
RMBS	329	16	53	(16)	—	(1)	381
Total AFS securities	458	154	53	(55)	(15)	(5)	590
AFS securities – related parties
CLO	1	—	—	—	—	(1)	—
ABS	—	1	—	—	—	—	1
Total AFS securities – related parties	1	1	—	—	—	(1)	1
Total AFS securities, including related parties	$459	$155	$53	$(55)	$(15)	$(6)	$591

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Net Investment Income—Net investment income by asset class consists of the following:

	Years ended December 31,
(In millions)	2024	2023	2022
AFS securities	$9,698	$6,901	$4,190
Trading securities	161	182	194
Equity securities	90	76	64
Mortgage loans	3,767	2,360	1,261
Investment funds	(35)	105	550
Funds withheld at interest	1,318	1,752	1,844
Other	834	820	270
Investment revenue	15,833	12,196	8,373
Investment expenses	(1,352)	(1,066)	(802)
Net investment income	$14,481	$11,130	$7,571

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Years ended December 31,
(In millions)	2024	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$977	$926	$1,337
Gross realized losses on investment activity	(1,979)	(779)	(2,151)
Net realized investment gains (losses) on AFS securities	(1,002)	147	(814)
Net recognized investment gains (losses) on trading securities	(170)	66	(424)
Net recognized investment gains (losses) on equity securities	22	13	(150)
Net recognized investment gains (losses) on mortgage loans	(132)	207	(2,974)
Derivative gains (losses)	2,205	2,135	(9,173)
Provision for credit losses	(181)	(335)	(227)
Other gains (losses)	1,303	(805)	1,056
Investment related gains (losses)	$2,045	$1,428	$(12,706)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $21,689 million, $6,464 million and $9,421 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties, we held as of the respective year end:

	Years ended December 31,
(In millions)	2024	2023	2022
Trading securities	$(42)	$93	$(414)
Equity securities	12	49	(146)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements:

	December 31,
(In millions)	2024	2023
Less than 30 days	$2,752	$686
30–90 days	300	—
91 days to 1 year	1,095	—
Greater than 1 year	1,569	3,167
Payables for repurchase agreements	$5,716	$3,853

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31,
	2024		2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$3,253	$2,693	$—	$—
Foreign governments	159	107	137	99
Corporate	1,877	1,573	2,735	2,307
CLO	587	588	580	579
ABS	596	552	1,207	1,086
RMBS	369	365	—	—
Total securities pledged under repurchase agreements	$6,841	$5,878	$4,659	$4,071

Reverse Repurchase Agreements—As of December 31, 2024 and 2023, amounts loaned under reverse repurchase agreements were $935 million and $947 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and commercial mortgage loans, was $2,208 million and $1,504 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 6 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

	December 31,
(In millions)	2024	2023
Commercial mortgage loans	$32,544	$27,630
Commercial mortgage loans under development	1,987	1,228
Total commercial mortgage loans	34,531	28,858
Mark to fair value	(2,099)	(2,246)
Commercial mortgage loans	32,432	26,612
Residential mortgage loans	35,223	21,894
Mark to fair value	(540)	(937)
Residential mortgage loans	34,683	20,957
Mortgage loans	$67,115	$47,569

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
We invest in commercial mortgage loans, primarily on income producing properties including office and retail buildings, apartments, hotels and industrial properties. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm whether properties are performing at a consistent and acceptable level to secure the related debt.

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	December 31,
	2024		2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$11,746	36.2%	$9,591	36.0%
Industrial	6,793	21.0%	4,143	15.6%
Office building	4,162	12.8%	4,455	16.7%
Hotels	2,786	8.6%	2,913	11.0%
Retail	2,269	7.0%	2,158	8.1%
Other commercial	4,676	14.4%	3,352	12.6%
Total commercial mortgage loans	$32,432	100.0%	$26,612	100.0%

US region
East North Central	$1,546	4.8%	$1,517	5.7%
East South Central	438	1.3%	523	2.0%
Middle Atlantic	8,386	25.9%	7,147	26.9%
Mountain	1,322	4.1%	1,196	4.5%
New England	1,118	3.4%	1,295	4.9%
Pacific	5,768	17.8%	4,860	18.3%
South Atlantic	6,198	19.1%	4,583	17.2%
West North Central	221	0.7%	249	0.9%
West South Central	1,971	6.1%	1,228	4.6%
Total US region	26,968	83.2%	22,598	85.0%
International region
United Kingdom	2,281	7.0%	2,343	8.7%
Other international[1]	3,183	9.8%	1,671	6.3%
Total international region	5,464	16.8%	4,014	15.0%
Total commercial mortgage loans	$32,432	100.0%	$26,612	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	December 31,
	2024	2023
US States
California	25.6%	27.6%
Florida	12.4%	12.0%
Texas	7.4%	6.1%
New York	4.7%	5.9%
Other[1]	40.8%	39.4%
Total US residential mortgage loan percentage	90.9%	91.0%
International
United Kingdom	4.4%	4.0%
Other[1]	4.7%	5.0%
Total international residential mortgage loan percentage	9.1%	9.0%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Investment Funds—Our investment fund portfolio strategy primarily focuses on core holdings of strategic origination and retirement services platforms, equity and credit, and other funds. Strategic origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, impact investing, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, which are discussed further in Note 5 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related parties and consolidated VIEs:

	December 31,
	2024		2023[1]
(In millions, except percentages)	Carrying value	Percentage of total	Carrying value	Percentage of total
Investment funds
Equity	$107	0.5%	$109	0.6%
Investment funds – related parties
Strategic origination platforms	29	0.2%	32	0.2%
Retirement services platforms	1,317	6.7%	1,300	7.3%
Equity	244	1.2%	267	1.5%
Credit	253	1.3%	20	0.1%
Other	10	0.1%	13	0.1%
Total investment funds – related parties	1,853	9.5%	1,632	9.2%
Investment funds – consolidated VIEs
Strategic origination platforms	6,347	32.2%	4,987	28.2%
Retirement services platforms	—	—%	483	2.7%
Equity	7,702	39.0%	7,032	39.8%
Credit	3,062	15.5%	2,852	16.2%
Other	654	3.3%	573	3.3%
Total investment funds – consolidated VIEs	17,765	90.0%	15,927	90.2%
Total investment funds, including related parties and consolidated VIEs	$19,725	100.0%	$17,668	100.0%

[1] Prior year amounts have been reclassified to conform with the current year presentation as a result of aligning our investment fund categories to reflect our updated investment strategies.

Non-Consolidated Securities and Investment Funds

Fixed maturity securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the structure that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by US GAAP, with the related parties, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value and classified as AFS or trading securities on the consolidated balance sheets.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31,
	2024		2023
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$107	$987	$109	$876
Investment in related parties – investment funds	1,853	3,226	1,632	2,377
Assets of consolidated VIEs – investment funds	17,765	23,597	15,927	22,240
Investment in fixed maturity securities	72,523	74,797	48,155	50,623
Investment in related parties – fixed maturity securities	17,239	21,793	13,495	15,608
Investment in related parties – equity securities	234	234	318	318
Total non-consolidated investments	$109,721	$124,634	$79,636	$92,042

Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	December 31, 2024
AP Grange Holdings, LLC	$4,661
Atlas Securitized Products Holdings LP (Atlas)[1]	3,172
Fox Hedge L.P.	2,924

December 31, 2023
Wheels, Inc. (Wheels)[1]	$1,591
AT&T Inc.	1,526

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in Note 15 – Related Parties.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
4. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies for a description of our accounting policies for derivatives and Note 6 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	December 31,
	2024			2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	15,669	$938	$211	9,034	$477	$230
Forwards	3,139	331	5	6,294	275	102
Interest rate swaps	4,506	—	654	4,468	—	521
Forwards on net investments	218	11	—	219	—	6
Interest rate swaps	24,885	55	138	10,031	29	95
Total derivatives designated as hedges		1,335	1,008		781	954
Derivatives not designated as hedges
Equity options	85,452	5,002	126	73,881	3,809	102
Futures	37	93	11	35	72	—
Foreign currency swaps	14,908	600	199	8,072	230	244
Interest rate swaps and forwards	3,255	67	124	3,499	81	9
Other swaps	2,644	3	5	2,588	39	1
Foreign currency forwards	39,598	1,054	2,083	28,236	286	685
Embedded derivatives
Funds withheld including related parties		(3,650)	4		(4,100)	(64)
Interest sensitive contract liabilities		—	11,242		—	9,059
Total derivatives not designated as hedges		3,169	13,794		417	10,036
Total derivatives		$4,504	$14,802		$1,198	$10,990

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2031. During the years ended December 31, 2024, 2023 and 2022 we recognized gains of $1 million and $33 million, and losses of $106 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, no amounts were expected to be reclassified to income within the next 12 months.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	December 31,
	2024		2023
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$3,790	$(258)	$4,883	$(15)
Foreign currency swaps	12,517	(842)	6,820	(141)
Interest sensitive contract liabilities
Foreign currency swaps	2,426	130	1,438	19
Foreign currency interest rate swaps	3,946	488	4,010	363
Interest rate swaps	17,873	130	6,910	189

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Year ended December 31, 2024
Investment related gains (losses)
Foreign currency forwards	$220	$(238)	$(18)	$43	$19
Foreign currency swaps	513	(520)	(7)	—	—
Foreign currency interest rate swaps	(160)	148	(12)	—	—
Interest rate swaps	6	(58)	(52)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	87	(85)	2	—	—
Year ended December 31, 2023
Investment related gains (losses)
Foreign currency forwards	(169)	167	(2)	82	20
Foreign currency swaps	(159)	169	10	—	—
Foreign currency interest rate swaps	282	(269)	13	—	—
Interest rate swaps	111	(118)	(7)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	57	(60)	(3)	—	—
Year ended December 31, 2022
Investment related gains (losses)
Foreign currency forwards	183	(190)	(7)	67	9
Foreign currency swaps	286	(310)	(24)	—	—
Foreign currency interest rate swaps	(622)	632	10	—	—
Interest rate swaps	(332)	323	(9)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	52	(53)	(1)	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Years ended December 31,
(In millions)	2024	2023	2022
Foreign currency forwards	$(23)	$(45)	$20
Foreign currency swaps	(29)	(187)	88

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the years ended December 31, 2024, 2023 and 2022, these derivatives had gains of $3 million, losses of $4 million and gains of $30 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income (loss). As of December 31, 2024 and 2023, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $29 million and $26 million, respectively. During the years ended December 31, 2024, 2023 and 2022, there were no amounts deemed ineffective.

Derivatives Not Designated as Hedges

Equity options – We use equity indexed options to economically hedge fixed indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index, including the S&P 500 and other bespoke indices. To hedge against adverse changes in equity indices, we enter into contracts to buy equity indexed options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.

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

Interest rate swaps and forwards – We use interest rate swaps and forwards to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2024	2023	2022
Equity options	$1,921	$1,564	$(2,647)
Futures	72	73	(144)
Interest rate swaps and forwards and other swaps	344	(108)	56
Foreign currency forwards	(775)	(495)	505
Embedded derivatives on funds withheld	2	934	(6,534)
Amounts recognized in investment related gains (losses)	1,564	1,968	(8,764)
Embedded derivatives in indexed annuity products[1]	(174)	(1,443)	2,768
Total gains (losses) on derivatives not designated as hedges	$1,390	$525	$(5,996)

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated balance sheets. As of December 31, 2024 and 2023, amounts not subject to master netting or similar agreements were immaterial.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Years ended December 31,
(In millions)	2024	2023	2022
Trading securities	$152	$116	$34
Mortgage loans	128	110	88
Investment funds	46	41	9
Other	(44)	(10)	(20)
Net investment income	$282	$257	$111

Net recognized investment gains (losses) on trading securities	$17	$10	$(66)
Net recognized investment losses on mortgage loans	(35)	(22)	(250)
Net recognized investment gains on investment funds	1,552	1,232	552
Other gains (losses)	(6)	(29)	83
Investment related gains (losses)	$1,528	$1,191	$319

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$7,151	$—	$7,149	$2	$—
US state, municipal and political subdivisions	921	—	—	921	—
Foreign governments	1,568	—	658	881	29
Corporate	83,585	—	11	79,253	4,321
CLO	29,182	—	—	29,182	—
ABS	24,201	—	—	7,672	16,529
CMBS	10,741	—	—	10,741	—
RMBS	8,015	—	—	7,759	256
Total AFS securities	165,364	—	7,818	136,411	21,135
Trading securities	1,583	—	22	1,539	22
Equity securities	1,290	—	190	1,073	27
Mortgage loans	63,239	—	—	—	63,239
Funds withheld at interest – embedded derivative	(3,035)	—	—	—	(3,035)
Derivative assets	8,154	—	121	8,032	1
Short-term investments	255	—	—	86	169
Other investments	1,606	—	—	711	895
Cash and cash equivalents	12,733	—	12,733	—	—
Restricted cash	943	—	943	—	—
Investments in related parties
AFS securities
Corporate	2,461	—	—	1,029	1,432
CLO	6,035	—	—	5,339	696
ABS	10,631	—	—	890	9,741
Total AFS securities – related parties	19,127	—	—	7,258	11,869
Trading securities	573	—	—	—	573
Equity securities	234	—	—	—	234
Mortgage loans	1,297	—	—	—	1,297
Investment funds	1,139	—	—	—	1,139
Funds withheld at interest – embedded derivative	(615)	—	—	—	(615)
Other investments	331	—	—	—	331
Reinsurance recoverable	1,661	—	—	—	1,661
Other assets	313	—	—	—	313
Assets of consolidated VIEs
Trading securities	2,301	—	—	347	1,954
Mortgage loans	2,579	—	—	—	2,579
Investment funds	17,765	16,995	—	—	770
Other investments	107	—	4	—	103
Cash and cash equivalents	583	—	583	—	—
Total assets measured at fair value	$299,527	$16,995	$22,414	$155,457	$104,661
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,242	$—	$—	$—	$11,242
Universal life benefits	742	—	—	—	742
Future policy benefits
AmerUs Closed Block	1,102	—	—	—	1,102
ILICO Closed Block and life benefits	538	—	—	—	538
Market risk benefits	4,028	—	—	—	4,028
Derivative liabilities	3,556	—	19	3,536	1
Other liabilities	225	—	—	—	225
Total liabilities measured at fair value	$21,433	$—	$19	$3,536	$17,878

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2023
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$5,399	$—	$5,392	$7	$—
US state, municipal and political subdivisions	1,046	—	—	1,046	—
Foreign governments	1,899	—	895	964	40
Corporate	78,246	—	10	75,711	2,525
CLO	20,207	—	—	20,207	—
ABS	13,383	—	—	6,440	6,943
CMBS	6,591	—	—	6,570	21
RMBS	7,567	—	—	7,302	265
Total AFS securities	134,338	—	6,297	118,247	9,794
Trading securities	1,706	—	24	1,654	28
Equity securities	935	—	210	699	26
Mortgage loans	44,115	—	—	—	44,115
Funds withheld at interest – embedded derivative	(3,379)	—	—	—	(3,379)
Derivative assets	5,298	—	108	5,190	—
Short-term investments	341	—	—	236	105
Other investments	943	—	—	313	630
Cash and cash equivalents	13,020	—	13,020	—	—
Restricted cash	1,761	—	1,761	—	—
Investments in related parties
AFS securities
Corporate	1,352	—	—	181	1,171
CLO	4,268	—	—	3,762	506
ABS	8,389	—	—	563	7,826
Total AFS securities – related parties	14,009	—	—	4,506	9,503
Trading securities	838	—	—	—	838
Equity securities	318	—	63	—	255
Mortgage loans	1,281	—	—	—	1,281
Investment funds	1,082	—	—	—	1,082
Funds withheld at interest – embedded derivative	(721)	—	—	—	(721)
Other investments	343	—	—	—	343
Reinsurance recoverable	1,367	—	—	—	1,367
Other assets	378	—	—	—	378
Assets of consolidated VIEs
Trading securities	2,136	—	—	284	1,852
Mortgage loans	2,173	—	—	—	2,173
Investment funds	15,927	14,950	—	—	977
Other investments	103	—	—	2	101
Cash and cash equivalents	98	—	98	—	—
Total assets measured at fair value	$238,410	$14,950	$21,581	$131,131	$70,748
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$9,059	$—	$—	$—	$9,059
Universal life benefits	834	—	—	—	834
Future policy benefits
AmerUs Closed Block	1,178	—	—	—	1,178
ILICO Closed Block and life benefits	522	—	—	—	522
Market risk benefits	3,751	—	—	—	3,751
Derivative liabilities	1,995	—	17	1,977	1
Other liabilities	266	—	—	(64)	330
Total liabilities measured at fair value	$17,605	$—	$17	$1,913	$15,675

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

Other assets and market risk benefits liability – Other assets at fair value consist of market risk benefit assets. See Note 9 – Long-duration Contracts for additional information on market risk benefits valuation methodology and additional fair value disclosures. Market risk benefits are classified as Level 3.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Years ended December 31,
(In millions)	2024	2023	2022
Trading securities	$(156)	$66	$(424)
Mortgage loans	(237)	183	(3,213)
Investment funds	(49)	81	114
Future policy benefits	76	(14)	356
Other	28	(113)	(37)
Total gains (losses)	$(338)	$203	$(3,204)

Gains and losses on trading securities, mortgage loans, investments of consolidated VIEs, and other are recorded in investment related gains (losses) on the consolidated statements of income (loss). Gains and losses related to investment funds are recorded in net investment income on the consolidated statements of income (loss). We record the change in fair value of future policy benefits to future policy and other policy benefits on the consolidated statements of income (loss).

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

	December 31,
(In millions)	2024	2023
Unpaid principal balance	$69,754	$50,752
Mark to fair value	(2,639)	(3,183)
Fair value	$67,115	$47,569

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

	December 31,
(In millions)	2024	2023
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$195	$221
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(102)	(74)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$93	$147

Fair value of commercial mortgage loans 90 days or more past due	$31	$64
Fair value of commercial mortgage loans in non-accrual status	93	147

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

	December 31,
(In millions)	2024	2023
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$898	$528
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(51)	(49)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$847	$479

Fair value of residential mortgage loans 90 days or more past due[1]	$847	$479
Fair value of residential mortgage loans in non-accrual status	765	355

1 As of December 31, 2024 and 2023, includes $82 million and $124 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Years ended December 31,
(In millions)	2024	2023	2022
Mortgage loans	$(58)	$(53)	$(41)

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

	Year ended December 31, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$40	$—	$1	$(12)	$—	$29	$—	$1
Corporate	2,525	(20)	36	2,815	(1,035)	4,321	(18)	38
ABS	6,943	47	(128)	9,812	(145)	16,529	(3)	(130)
CMBS	21	3	(5)	—	(19)	—	—	—
RMBS	265	8	—	83	(100)	256	—	(1)
Trading securities	28	1	—	(21)	14	22	(1)	—
Equity securities	26	—	—	1	—	27	—	—
Mortgage loans	44,115	(192)	—	19,316	—	63,239	(145)	—
Funds withheld at interest – embedded derivative	(3,379)	344	—	—	—	(3,035)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	(1)	(1)	145	(79)	169	—	(1)
Other investments	630	(24)	—	289	—	895	(6)	—
Investments in related parties
AFS securities
Corporate	1,171	(2)	24	38	201	1,432	—	21
CLO	506	—	13	177	—	696	—	14
ABS	7,826	48	(12)	1,879	—	9,741	—	(14)
Trading securities	838	(1)	—	(264)	—	573	(3)	—
Equity securities	255	(16)	—	(5)	—	234	(15)	—
Mortgage loans	1,281	17	—	(1)	—	1,297	17	—
Investment funds	1,082	(49)	—	106	—	1,139	(49)	—
Funds withheld at interest – embedded derivative	(721)	106	—	—	—	(615)	—	—
Other investments	343	(12)	—	—	—	331	(12)	—
Reinsurance recoverable	1,367	(61)	—	355	—	1,661	—	—
Assets of consolidated VIEs
Trading securities	1,852	(80)	—	209	(27)	1,954	(87)	—
Mortgage loans	2,173	(62)	—	468	—	2,579	(64)	—
Investment funds	977	(68)	—	331	(470)	770	(16)	—
Other investments	101	(10)	—	32	(20)	103	(9)	—
Total Level 3 assets	$70,370	$(24)	$(72)	$35,753	$(1,679)	$104,348	$(411)	$(72)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(174)	$—	$(2,009)	$—	$(11,242)	$—	$—
Universal life benefits	(834)	92	—	—	—	(742)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	76	—	—	—	(1,102)	—	—
ILICO Closed Block and life benefits	(522)	(16)	—	—	—	(538)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(13)	—	54	64	(225)	—	—
Total Level 3 liabilities	$(11,924)	$(35)	$—	$(1,955)	$64	$(13,850)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Year ended December 31, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(12)	$(12)	$—	$—	$—
Corporate	3,146	—	(41)	(290)	2,815	166	(1,201)	(1,035)
ABS	11,886	—	(423)	(1,651)	9,812	769	(914)	(145)
CMBS	—	—	—	—	—	—	(19)	(19)
RMBS	99	—	—	(16)	83	—	(100)	(100)
Trading securities	—	—	—	(21)	(21)	14	—	14
Equity securities	2	—	(1)	—	1	9	(9)	—
Mortgage loans	27,596	—	(106)	(8,174)	19,316	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	172	—	(6)	(21)	145	—	(79)	(79)
Other investments	289	—	—	—	289	—	—	—
Investments in related parties
AFS securities
Corporate	113	—	(66)	(9)	38	201	—	201
CLO	177	—	—	—	177	—	—	—
ABS	7,197	—	(504)	(4,814)	1,879	—	—	—
Trading securities	4	—	—	(268)	(264)	—	—	—
Equity securities	—	—	(5)	—	(5)	—	—	—
Mortgage loans	87	—	—	(88)	(1)	—	—	—
Investment funds	106	—	—	—	106	—	—	—
Reinsurance recoverable	—	359	—	(4)	355	—	—	—
Assets of consolidated VIEs
Trading securities	394	—	(178)	(7)	209	61	(88)	(27)
Mortgage loans	579	—	—	(111)	468	—	—	—
Investment funds	341	—	(10)	—	331	—	(470)	(470)
Other investments	56	—	(24)	—	32	—	(20)	(20)
Total Level 3 assets	$52,244	$359	$(1,364)	$(15,486)	$35,753	$1,221	$(2,900)	$(1,679)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(3,010)	$—	$1,001	$(2,009)	$—	$—	$—
Other liabilities	—	—	—	54	54	64	—	64
Total Level 3 liabilities	$—	$(3,010)	$—	$1,055	$(1,955)	$64	$—	$64

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$53	$—	$—	$(12)	$41	$—	$—	$—
Corporate	1,704	—	(177)	(229)	1,298	29	(491)	(462)
ABS	4,221	—	(33)	(947)	3,241	828	(2,045)	(1,217)
CMBS	—	—	—	—	—	20	—	20
RMBS	262	—	—	(6)	256	5	(240)	(235)
Trading securities	8	—	—	(24)	(16)	5	(16)	(11)
Equity securities	—	—	(45)	—	(45)	—	(13)	(13)
Mortgage loans	21,018	—	(529)	(4,011)	16,478	—	—	—
Short term investments	100	—	—	(31)	69	26	(23)	3
Other investments	620	—	—	(431)	189	—	—	—
Investments in related parties
AFS securities
Corporate	184	—	—	(11)	173	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	3,751	—	(162)	(1,711)	1,878	284	—	284
Trading securities	66	—	(38)	(80)	(52)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(30)	(30)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	40	—	(188)	—	(148)	1,362	(31)	1,331
Mortgage loans	203	—	—	(76)	127	—	—	—
Investment funds	113	—	(40)	—	73	475	(2,012)	(1,537)
Other investments	14	—	(21)	—	(7)	—	—	—
Total Level 3 assets	$32,616	$—	$(1,233)	$(7,631)	$23,752	$3,249	$(4,871)	$(1,622)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(2,431)	$—	$656	$(1,775)	$—	$—	$—
Other liabilities	—	—	—	(75)	(75)	—	—	—
Total Level 3 liabilities	$—	$(2,431)	$—	$581	$(1,850)	$—	$—	$—

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

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	December 31, 2024
(In millions, except percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$28,774	Discounted cash flow	Discount rate	4.7%	20.0%	7.1%	[1]	Decrease

Mortgage loans	67,115	Discounted cash flow	Discount rate	1.8%	43.1%	6.7%	[1]	Decrease

Investment funds	1,909	Discounted cash flow	Discount rate	6.6%	14.0%	10.8%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,242	Discounted cash flow	Nonperformance risk	0.4%	1.1%	0.7%	[2]	Decrease
			Option budget	0.5%	6.0%	2.8%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.0%	[3]	Decrease

	December 31, 2023
(In millions, except percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$14,247	Discounted cash flow	Discount rate	2.3%	18.1%	7.0%	[1]	Decrease

Mortgage loans	47,569	Discounted cash flow	Discount rate	2.5%	20.6%	6.8%	[1]	Decrease

Investment funds	1,574	Discounted cash flow	Discount rate	6.3%	13.5%	11.2%	[1]	Decrease
	483	Net tangible asset values	Implied multiple	1.14x	1.14x	1.14x		Increase

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	9,059	Discounted cash flow	Nonperformance risk	0.4%	1.4%	0.9%	[2]	Decrease
			Option budget	0.5%	6.0%	2.3%	[3]	Increase
			Surrender rate	6.0%	13.4%	8.7%	[3]	Decrease

[1] The discount rate weighted average is calculated based on the relative fair values of the investments.
[2] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[3] The option budget and surrender rate weighted averages are calculated based on projected account values.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Financial Instruments Without Readily Determinable Fair Values—We elected the measurement alternative for certain equity securities that did not have a readily determinable fair value. The equity securities were held at cost less any impairment. During the third quarter of 2024, the equity securities of FWD Group Holdings Limited were distributed as a dividend to AGM. As of December 31, 2023, the carrying amount of the equity securities was $358 million, net of an impairment of $42 million. As a result of slower than expected growth of the investee, we recorded an impairment of $42 million in the fourth quarter of 2023.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the consolidated balance sheets:

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

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

Debt – We obtain the fair value of debt from commercial pricing services. These are classified as Level 1 or Level 2. The pricing services use quoted market prices, if available, or incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data.

7. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income (loss):

	Years ended December 31,
(In millions)	2024	2023	2022
Premiums
Direct	$1,089	$10,525	$11,373
Reinsurance assumed	313	2,313	377
Reinsurance ceded	(84)	(89)	(112)
Total premiums	$1,318	$12,749	$11,638

Future policy and other policy benefits
Direct	$2,779	$12,321	$12,142
Reinsurance assumed	550	2,389	416
Reinsurance ceded	(275)	(276)	(93)
Total future policy and other policy benefits	$3,054	$14,434	$12,465

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require us to place assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $26.1 billion and $21.6 billion as of December 31, 2024 and 2023, respectively. Although we own the assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, we may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Reinsurance transactions

We entered into a coinsurance agreement to assume a block of whole life policies during the fourth quarter of 2023. We did not have any block reinsurance transactions during the years ended December 31, 2024 and 2022. The following summarizes our block reinsurance agreement at inception:

(In millions)	Year ended December 31, 2023
Liabilities assumed	$1,975
Less: Assets received	2,158
Deferred profit liability[1]	$(183)

[1] Included within future policy benefits on the consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Catalina – We have reinsurance agreements with certain affiliates of Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). See Note 15 – Related Parties for further information on these reinsurance agreements.

Global Atlantic – We have a coinsurance and assumption agreement with Global Atlantic. The agreement ceded all existing open block life insurance business issued by Athene Annuity and Life Company (AAIA), with the exception of enhanced guarantee universal life insurance products. We also entered into a coinsurance agreement with Global Atlantic to cede all policy liabilities of the ILICO Closed Block. The ILICO Closed Block consists primarily of participating whole life insurance policies. We also have an excess of loss arrangement with Global Atlantic to reimburse us for any payments required from our general assets to meet the contractual obligations of the AmerUs Closed Block not covered by existing reinsurance through Athene Re USA IV. The AmerUs Closed Block consists primarily of participating whole life insurance policies. Since all liabilities were covered by the existing reinsurance at close, no reinsurance premiums were ceded. The assets backing the AmerUs Closed Block are managed, on AAIA’s behalf, by Goldman Sachs Asset Management.

As of December 31, 2024 and 2023, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2,502 million and $2,542 million, respectively.

Protective Life Insurance Company (Protective) – We reinsured certain of our life and health business to Protective under a coinsurance agreement. As of December 31, 2024 and 2023, Protective maintained a trust for our benefit with assets having a fair value of $1,107 million and $1,213 million, respectively.

Reinsurance Recoverables—The following summarizes our reinsurance recoverable:

	December 31,
(In millions)	2024	2023
Catalina	$4,309	$—
Global Atlantic	2,328	2,435
Protective	1,435	1,559
Other[1]	122	160
Reinsurance recoverable	$8,194	$4,154

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of the total recoverable.

8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See Note 9 – Long-duration Contracts for more information on our products.

	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	320	784	14	9	411	—	1,538
Amortization	(16)	(29)	(3)	—	(12)	(384)	(444)
Balance at December 31, 2022	304	755	11	9	399	2,988	4,466
Additions	701	863	3	3	634	—	2,204
Amortization	(115)	(101)	(4)	(1)	(63)	(404)	(688)
Other	—	—	—	—	—	(3)	(3)
Balance at December 31, 2023	890	1,517	10	11	970	2,581	5,979
Additions	519	945	42	1	630	—	2,137
Amortization	(249)	(184)	(12)	(1)	(124)	(371)	(941)
Other	(2)	—	—	—	—	—	(2)
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173

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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2025	$295
2026	261
2027	227
2028	194
2029	167

9. Long-duration Contracts

Interest sensitive contract liabilities – Interest sensitive contract liabilities primarily include:
▪traditional deferred annuities;
▪indexed annuities consisting of fixed indexed, index-linked variable annuities, and assumed indexed universal life without significant mortality risk;
▪funding agreements; and
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

	Year ended December 31, 2024
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	25,459	16,230	29,249	1,088	72,026
Policy charges	(2)	(709)	—	—	(711)
Surrenders and withdrawals	(5,389)	(12,744)	—	(84)	(18,217)
Benefit payments	(1,108)	(1,580)	(8,304)	(212)	(11,204)
Interest credited	3,256	3,524	1,707	205	8,692
Foreign exchange	(318)	(7)	(414)	(498)	(1,237)
Other	—	—	180	(98)	82
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320

Weighted average crediting rate	4.3%	2.7%	4.4%	2.7%
Net amount at risk	$425	$15,441	$—	$51
Cash surrender value	81,243	89,511	—	6,784

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	30,175	12,639	6,893	4,597	54,304
Policy charges	(2)	(651)	—	—	(653)
Surrenders and withdrawals	(9,929)	(11,253)	(110)	(40)	(21,332)
Benefit payments	(984)	(1,609)	(3,273)	(275)	(6,141)
Interest credited	1,858	1,279	883	155	4,175
Foreign exchange	52	1	260	(95)	218
Other[1]	75	81	258	(1,435)	(1,021)
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889

Weighted average crediting rate	4.0%	2.4%	3.4%	2.7%
Net amount at risk	$425	$14,716	$—	$103
Cash surrender value	61,345	85,381	—	6,375

[1] Other includes a $1,371 million reduction of reserves related to the Venerable Insurance and Annuity Company (VIAC) recapture agreement. See Note 15 – Related Parties for further information.

	Year ended December 31, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	13,246	11,544	7,970	2,581	35,341
Policy charges	(3)	(600)	—	—	(603)
Surrenders and withdrawals	(5,419)	(8,057)	(880)	(17)	(14,373)
Benefit payments	(937)	(1,620)	(2,819)	(322)	(5,698)
Interest credited	1,032	1,638	677	95	3,442
Foreign exchange	—	—	(440)	(6)	(446)
Other	—	—	(692)	(22)	(714)
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339

Weighted average crediting rate	3.2%	2.2%	2.5%	3.1%
Net amount at risk	$422	$13,581	$—	$47
Cash surrender value	41,273	84,724	—	2,213

The following is a reconciliation of interest sensitive contract liabilities to the consolidated balance sheets:

	December 31,
(In millions)	2024	2023	2022
Traditional deferred annuities	$86,661	$64,763	$43,518
Indexed annuities	97,861	93,147	92,660
Funding agreements	54,768	32,350	27,439
Other investment-type	8,030	7,629	4,722
Reconciling items[1]	6,317	6,781	5,277
Interest sensitive contract liabilities	$253,637	$204,670	$173,616

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2024
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$26,818	$14,141	$134,121	$175,080
2.0% – < 4.0%	24,356	1,529	2,067	27,952
4.0% – < 6.0%	37,626	58	1	37,685
6.0% and greater	6,603	—	—	6,603
Total	$95,403	$15,728	$136,189	$247,320

	December 31, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$30,339	$18,954	$100,609	$149,902
2.0% – < 4.0%	27,792	2,074	1,389	31,255
4.0% – < 6.0%	11,532	17	1	11,550
6.0% and greater	5,182	—	—	5,182
Total	$74,845	$21,045	$101,999	$197,889

	December 31, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$25,031	$26,020	$72,776	$123,827
2.0% – < 4.0%	33,325	1,408	284	35,017
4.0% – < 6.0%	8,277	10	6	8,293
6.0% and greater	1,202	—	—	1,202
Total	$67,835	$27,438	$73,066	$168,339

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Year ended December 31, 2024
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,131	1,131
Interest accrual	—	22	22
Net premium collected	—	(190)	(190)
Foreign exchange	—	(111)	(111)
Ending balance at original discount rate	—	852	852
Effect of changes in discount rate assumptions	—	30	30
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Ending balance, present value of expected net premiums	$—	$880	$880
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of changes in cash flow assumptions	(104)	—	(104)
Effect of actual to expected experience	78	(4)	74
Adjusted balance	51,209	3,272	54,481
Issuances	1,115	—	1,115
Interest accrual	1,802	69	1,871
Benefit payments	(4,476)	(85)	(4,561)
Foreign exchange	(16)	(340)	(356)
Ending balance at original discount rate	49,634	2,916	52,550
Effect of changes in discount rate assumptions	(7,378)	(206)	(7,584)
Effect of foreign exchange on the change in discount rate assumptions	5	1	6
Ending balance, present value of expected future policy benefits	42,261	2,711	44,972
Less: Present value of expected net premiums	—	880	880
Net future policy benefits	$42,261	$1,831	$44,092

Weighted-average liability duration (in years)	9.4	30.7
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.6%	4.8%
Expected future gross premiums, undiscounted	$—	$1,107
Expected future gross premiums, discounted[1]	—	929
Expected future benefit payments, undiscounted	72,793	10,618

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2023
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$—	$—
Issuances	—	3,091	3,091
Interest accrual	—	6	6
Net premium collected	—	(2,027)	(2,027)
Foreign exchange	—	65	65
Ending balance at original discount rate	—	1,135	1,135
Effect of changes in discount rate assumptions	—	45	45
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Ending balance, present value of expected net premiums	$—	$1,182	$1,182
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of changes in cash flow assumptions	(297)	—	(297)
Effect of actual to expected experience	(67)	—	(67)
Adjusted balance	44,470	—	44,470
Issuances	10,427	3,091	13,518
Interest accrual	1,646	18	1,664
Benefit payments	(3,834)	(18)	(3,852)
Foreign exchange	35	185	220
Other[1]	(1,509)	—	(1,509)
Ending balance at original discount rate	51,235	3,276	54,511
Effect of changes in discount rate assumptions	(6,233)	89	(6,144)
Effect of foreign exchange on the change in discount rate assumptions	(1)	6	5
Ending balance, present value of expected future policy benefits	45,001	3,371	48,372
Less: Present value of expected net premiums	—	1,182	1,182
Net future policy benefits	$45,001	$2,189	$47,190

Weighted-average liability duration (in years)	9.5	33.5
Weighted-average interest accretion rate	3.6%	4.8%
Weighted-average current discount rate	5.1%	4.1%
Expected future gross premiums, undiscounted	$—	$1,497
Expected future gross premiums, discounted[2]	—	1,239
Expected future benefit payments, undiscounted	75,261	11,344

[1] Other includes a $1,509 million reduction of reserves related to the VIAC recapture agreement. See Note 15 – Related Parties for further information.
[2] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected future policy benefits
Beginning balance	$35,278	$—	$35,278
Effect of changes in discount rate assumptions	—	—	—
Beginning balance at original discount rate	35,278	—	35,278
Effect of actual to expected experience	(120)	—	(120)
Adjusted balance	35,158	—	35,158
Issuances	11,528	—	11,528
Interest accrual	1,146	—	1,146
Benefit payments	(2,921)	—	(2,921)
Foreign exchange	(77)	—	(77)
Ending balance at original discount rate	44,834	—	44,834
Effect of changes in discount rate assumptions	(8,425)	—	(8,425)
Effect of foreign exchange on the change in discount rate assumptions	13	—	13
Ending balance, present value of expected future policy benefits	$36,422	$—	$36,422

Weighted-average liability duration (in years)	10.2	0.0
Weighted-average interest accretion rate	3.2%	—%
Weighted-average current discount rate	5.5%	—%
Expected future benefit payments, undiscounted	$64,754	$—

The following is a reconciliation of future policy benefits to the consolidated balance sheets:

	December 31,
(In millions)	2024	2023	2022
Payout annuities with life contingencies	$42,261	$45,001	$36,422
Whole life	1,831	2,189	—
Reconciling items[1]	5,810	6,097	5,688
Future policy benefits	$49,902	$53,287	$42,110

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the consolidated statements of income (loss):

	Premiums
	Years ended December 31,
(In millions)	2024	2023	2022
Payout annuities with life contingencies	$1,085	$10,504	$11,606
Whole life	204	2,214	—
Reconciling items[1]	29	31	32
Total premiums	$1,318	$12,749	$11,638

	Interest expense
	Years ended December 31,
(In millions)	2024	2023	2022
Payout annuities with life contingencies	$1,802	$1,646	$1,146
Whole life	47	12	—
Total interest expense	$1,849	$1,658	$1,146

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

During the year ended December 31, 2024, the present value of expected future policy benefits decreased by $3,400 million, which was driven by $4,561 million of benefit payments, a $1,440 million change in discount rate assumptions due to an increase in rates, and a $356 million change in foreign exchange, partially offset by $1,871 million of interest accrual and $1,115 million of issuances, primarily pension group annuities.

During the year ended December 31, 2023, the present value of expected future policy benefits increased by $11,950 million, which was driven by $13,518 million of issuances, primarily pension group annuities, a $2,236 million change in discount rate assumptions related to a decrease in rates, and $1,664 million of interest accrual, partially offset by $3,852 million of benefit payments, a $1,509 million reduction in reserve related to recapture, and $297 million resulting from favorable unlocking of assumptions, primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

During the year ended December 31, 2022, the present value of expected future policy benefits increased by $1,144 million, which was driven by $11,528 million of issuances, primarily pension group annuities, and $1,146 million of interest accrual, partially offset by an $8,425 million change in discount rate assumptions related to an increase in rates and $2,921 million of benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the consolidated statements of income (loss):

	Years ended December 31,
(In millions)	2024	2023	2022
Reserves	$25	$364	$120
Deferred profit liability	(48)	(246)	(126)
Negative VOBA	39	(65)	21
Total remeasurement gains (losses)	$16	$53	$15

During the years ended December 31, 2024, 2023 and 2022, we recorded reserve increases of $15 million, $136 million and $50 million, respectively, on the consolidated statements of income (loss) as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Year ended December 31, 2024
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	295	295
Interest accrual	10	191	201
Attributed fees collected	2	358	360
Benefit payments	(4)	(52)	(56)
Effect of changes in interest rates	(18)	(640)	(658)
Effect of changes in equity	—	(94)	(94)
Effect of actual policyholder behavior compared to expected behavior	6	73	79
Effect of changes in future expected policyholder behavior	(3)	88	85
Effect of changes in other future expected assumptions	—	(19)	(19)
Balance, end of period, before changes in instrument-specific credit risk	187	3,371	3,558
Effect of changes in instrument-specific credit risk	3	154	157
Balance at December 31, 2024	190	3,525	3,715
Less: Reinsurance recoverable	—	37	37
Balance at December 31, 2024, net of reinsurance	$190	$3,488	$3,678

Net amount at risk	$425	$15,441
Weighted-average attained age of contract holders (in years)	76	69

	Year ended December 31, 2023
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	106	106
Interest accrual	10	147	157
Attributed fees collected	2	336	338
Benefit payments	(2)	(32)	(34)
Effect of changes in interest rates	(1)	(90)	(91)
Effect of changes in equity	—	(119)	(119)
Effect of actual policyholder behavior compared to expected behavior	5	67	72
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	194	3,171	3,365
Effect of changes in instrument-specific credit risk	(2)	10	8
Balance at December 31, 2023	$192	$3,181	$3,373

Net amount at risk	$425	$14,716
Weighted-average attained age of contract holders (in years)	75	69

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	60	60
Interest accrual	4	52	56
Attributed fees collected	3	330	333
Benefit payments	(4)	(49)	(53)
Effect of changes in interest rates	(77)	(2,092)	(2,169)
Effect of changes in equity	—	176	176
Effect of actual policyholder behavior compared to expected behavior	6	42	48
Effect of changes in other future expected assumptions	(2)	(41)	(43)
Balance, end of period, before changes in instrument-specific credit risk	183	2,672	2,855
Effect of changes in instrument-specific credit risk	(13)	(353)	(366)
Balance at December 31, 2022	$170	$2,319	$2,489

Net amount at risk	$422	$13,581
Weighted-average attained age of contract holders (in years)	74	68

The following is a reconciliation of market risk benefits to the consolidated balance sheets. Market risk benefit assets are included in other assets on the consolidated balance sheets.

	December 31, 2024
(In millions)	Asset	Liability	Net liability
Traditional deferred annuities	$—	$190	$190
Indexed annuities	313	3,838	3,525
Total	$313	$4,028	$3,715

	December 31, 2023
(In millions)	Asset	Liability	Net liability
Traditional deferred annuities	$—	$192	$192
Indexed annuities	378	3,559	3,181
Total	$378	$3,751	$3,373

	December 31, 2022
(In millions)	Asset	Liability	Net liability
Traditional deferred annuities	$—	$170	$170
Indexed annuities	481	2,800	2,319
Total	$481	$2,970	$2,489

During the year ended December 31, 2024, net market risk benefit liabilities increased by $342 million, which was primarily driven by $360 million in fees collected from policyholders, issuances of $295 million, $201 million of interest accrual, and a $149 million change in instrument-specific credit risk related to tightening of credit spreads, partially offset by a decrease of $658 million related to changes in the risk-free discount rate across the curve.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

The following summarizes the unobservable inputs for market risk benefits:

	December 31, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,715	Discounted cash flow	Nonperformance risk	0.4%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	6.0%	2.3%	[2]	Decrease
			Surrender rate	3.3%	7.2%	4.6%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.9%	[3]	Increase

	December 31, 2023
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,373	Discounted cash flow	Nonperformance risk	0.4%	1.4%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	1.9%	[2]	Decrease
			Surrender rate	3.2%	6.4%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.6%	[3]	Increase

	December 31, 2022
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,489	Discounted cash flow	Nonperformance risk	0.2%	1.6%	1.4%	[1]	Decrease
			Option budget	0.5%	5.3%	1.7%	[2]	Decrease
			Surrender rate	3.3%	6.7%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	82.3%	[3]	Increase

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

10. Closed Block

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

Summarized financial information of the AmerUs Closed Block is presented below.

	December 31,
(In millions)	2024	2023
Liabilities
Future policy benefits	$1,102	$1,178
Other policy claims and benefits	21	12
Dividends payable to policyholders	68	70
Other liabilities	9	7
Total liabilities	1,200	1,267
Assets
Trading securities	939	989
Mortgage loans	7	11
Policy loans	122	128
Total investments	1,068	1,128
Cash and cash equivalents	77	88
Accrued investment income	13	14
Reinsurance recoverable	18	12
Other assets	5	1
Total assets	1,181	1,243
Maximum future earnings to be recognized from AmerUs Closed Block	$19	$24

The following represents the contribution from and to AmerUs Closed Block.

	Years ended December 31,
(In millions)	2024	2023	2022
Revenues
Premiums	$26	$29	$29
Net investment income	67	68	67
Investment related gains (losses)	(44)	40	(310)
Total revenues	49	137	(214)
Benefits and expenses
Future policy and other policy benefits	24	111	(242)
Dividends to policyholders	20	21	22
Total benefits and expenses	44	132	(220)
Contribution from AmerUs Closed Block before income taxes	5	5	6
Income tax expense	—	2	1
Contribution from AmerUs Closed Block, net of income taxes	$5	$3	$5

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
11. Debt

Credit Facility—On June 30, 2023, AHL, ALRe, AUSA and AARe entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A. as administrative agent (Credit Facility). The Credit Facility is unsecured and has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, in accordance with the terms of the Credit Facility. In connection with the Credit Facility, AHL and AUSA guaranteed all of the obligations of AHL, ALRe, AARe and AUSA under the Credit Facility and the related loan documents, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under the Credit Facility and the related loan documents. The borrowing capacity under the Credit Facility is $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the Credit Facility. The Credit Facility contains various standard covenants with which we must comply, including the following:

1.Consolidated debt-to-capitalization ratio of not greater than 35%;
2.Minimum consolidated net worth of no less than $14.8 billion; and
3.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the Credit Facility. As of December 31, 2024 and 2023, we had no amounts outstanding under the credit facility and were in compliance with all financial covenants under the facility.

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

As of December 31, 2024 and 2023, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following is a summary of our debt:

				Outstanding Balance
				December 31,
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	2024	2023
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,050	$1,066
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	579	593
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	520	523
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	395	395
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	584	583
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	544	545
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	983	—
6.625% 2054 Subordinated Notes	October 10, 2024	October 15, 2054	600	592	—
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	558	—
Total debt			$6,175	$6,309	$4,209

The senior unsecured notes are callable by AHL at any time. If called prior to three months before the scheduled maturity date, the price is equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the treasury rate plus a spread as defined in the applicable prospectus supplement and any accrued and unpaid interest.

Interest expense on long-term debt was $248 million, $123 million and $98 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Unsecured Revolving Promissory Note Payable with AGM—We have an unsecured revolving promissory note payable with AGM. See Note 15 – Related Parties for further information.

12. Equity

Preferred Stock—We have the following series of preferred stock issuances:

	Issue date	Authorized, issued and outstanding	Liquidation preference per share
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A (Series A)	June 10, 2019	34,500	$25,000
5.625% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series B (Series B)	September 19, 2019	13,800	$25,000
6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (Series C)	June 11, 2020	24,000	$25,000
4.875% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series D (Series D)	December 18, 2020	23,000	$25,000
7.75% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series E (Series E)	December 12, 2022	20,000	$25,000

The following summarizes dividends declared per preferred stock share by series:

	Years ended December 31,
(Per share)	2024	2023	2022
Series A	$1,587.50	$1,590.20	$1,587.50
Series B	1,406.25	1,406.25	1,406.25
Series C	1,593.75	1,593.75	1,593.75
Series D	1,218.75	1,218.75	1,218.75
Series E	1,937.50	2,034.38	—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes dividends declared in the aggregate on the preferred stock by series:

	Years ended December 31,
(In millions)	2024	2023	2022
Series A	$55	$55	$55
Series B	19	19	19
Series C	38	38	38
Series D	28	28	29
Series E	41	41	—
Total dividends declared	$181	$181	$141

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—All of our common stock is owned by AGM. Our board of directors declared common stock cash dividends of $750 million on December 31, 2021, payable to holders of the Company’s Class A shares with a record date and payment date following the completion of our merger with AGM. The dividend was paid on January 4, 2022. During the year ended December 31, 2022, our board of directors declared and we paid additional common stock dividends of $563 million. During the year ended December 31, 2023, our board of directors declared and we paid common stock dividends of $937 million. During the year ended December 31, 2024, our board of directors declared and we paid or distributed common stock dividends of $951 million, of which $499 million were provided to AGM in the form of assets in kind.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(17,929)	(463)	69	8,425	366	(27)	(9,559)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(218)	(18)	67	—	—	—	(169)
Less: Income tax expense (benefit)	(3,154)	(86)	12	1,223	77	(5)	(1,933)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1,992)	(25)	(57)	1,946	4	(12)	(136)
Balance at December 31, 2022	(12,565)	(334)	47	5,256	285	(10)	(7,321)
Other comprehensive income (loss) before reclassifications	5,067	51	(117)	(2,236)	(374)	40	2,431
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(163)	(3)	82	—	—	—	(84)
Less: Income tax expense (benefit)	588	6	(51)	38	(78)	8	511
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of subsidiary issuance of equity interests and tax	749	3	(19)	(476)	(14)	9	252
Balance at December 31, 2023	(8,672)	(289)	(82)	3,458	3	13	(5,569)
Other comprehensive income (loss) before reclassifications	(1,354)	(5)	(8)	1,425	(149)	(48)	(139)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(223)	(15)	43	—	—	—	(195)
Less: Income tax expense (benefit)	(219)	3	(8)	287	(31)	(10)	22
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(413)	2	(5)	361	(12)	(3)	(70)
Balance at December 31, 2024	$(9,171)	$(284)	$(120)	$4,235	$(103)	$(22)	$(5,465)

[1] Recognized in investment related gains (losses) on the consolidated statements of income (loss).

13. Income Taxes

Income tax expense (benefit) consists of the following:

	Years ended December 31,
(In millions)	2024	2023	2022
Current[1]	$975	$720	$373
Deferred	(245)	(1,881)	(1,019)
Income tax expense (benefit)	$730	$(1,161)	$(646)

[1] For the years ended December 31, 2024, 2023 and 2022, current includes proportional amortization of $56 million, $49 million and $0 million, respectively; tax credits of $(332) million, $(164) million and $0 million, respectively; and transaction costs relating to low-income housing and transferable energy tax credits of $238 million, $103 million and $0 million, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Income tax expense (benefit) was calculated based on the following income (loss) before income taxes by jurisdiction:

	Years ended December 31,
(In millions)	2024	2023	2022
Bermuda	$2,146	$2,652	$(3,400)
US	3,526	2,179	(2,084)
United Kingdom	(36)	(240)	(178)
Japan	(2)	—	—
Income (loss) before income taxes	$5,634	$4,591	$(5,662)

Our expected tax provision computed on pre-tax income is based upon the statutory US tax rate of 21%. A reconciliation of the difference between the expected tax provision at the statutory US tax rate and income tax expense (benefit) is as follows:

	Years ended December 31,
(In millions, except percentages)	2024	2023	2022
Expected tax provision computed on pre-tax income (loss)	$1,183	$964	$(1,189)
Increase (decrease) in income taxes resulting from:
Deferred tax valuation allowance	23	(80)	39
Non-deductible expenses	12	11	1
Prior year true-up	(22)	(38)	48
Stock compensation expense	(11)	(1)	9
Noncontrolling interests	(241)	(245)	446
Other	11	73	—
Bermuda tax	(195)	(1,764)	—
Interest expense attribute	8	(68)	—
Tax credits	(38)	(13)	—
Income tax expense (benefit)	$730	$(1,161)	$(646)
Effective tax rate	13%	(25)%	11%

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (Bermuda CIT). Commencing on January 1, 2025, the Bermuda CIT generally imposes a 15% corporate income tax on entities that are tax residents in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. Our results as of December 31, 2024 include material deferred tax assets resulting from the passage of the Bermuda CIT, primarily related to an opening tax loss carryforward.

Total income taxes were as follows:

	Years ended December 31,
(In millions)	2024	2023	2022
Income tax expense (benefit)	$730	$(1,161)	$(646)
Income tax expense (benefit) from OCI	22	511	(1,933)
Total income tax expense (benefit)	$752	$(650)	$(2,579)

Current income tax recoverable and deferred tax assets are included in other assets on the consolidated balance sheets, and current income tax payable and deferred tax liabilities are included in other liabilities on the consolidated balance sheets. Current and deferred income tax assets and liabilities were as follows:

	December 31,
(In millions)	2024	2023
Current income tax recoverable	$364	$—
Current income tax payable	199	67
Net current income tax recoverable (payable)	$165	$(67)

Deferred tax assets	$6,259	$5,754
Deferred tax liabilities	282	11
Net deferred tax assets	$5,977	$5,743

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Deferred income tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2024	2023
Deferred tax assets
Insurance liabilities	$2,383	$1,742
Net operating and capital loss carryforwards	253	284
Investments, including derivatives and unrealized losses on AFS	2,360	1,899
Employee benefits	10	8
Investment in foreign subsidiaries	552	1,176
Bermuda tax	1,959	1,764
Other	—	284
Total deferred tax assets	7,517	7,157
Valuation allowance	(48)	(25)
Deferred tax assets, net of valuation allowance	7,469	7,132
Deferred tax liabilities
Intangible assets	362	386
DAC, DSI and VOBA	1,120	954
Other	10	49
Total deferred tax liabilities	1,492	1,389
Net deferred tax assets	$5,977	$5,743

As of December 31, 2024, we have US federal net operating losses of $842 million, which will begin to expire by 2026; US state net operating losses of $258 million, which will begin to expire by 2031; UK net operating losses of $180 million, which do not expire; and a Bermuda tax loss carryforward, as of January 1, 2025 (the effective date), of $7,797 million, which does not expire.

The valuation allowance consists of the following:

	December 31,
(In millions)	2024	2023
US federal and state net operating losses and other deferred tax assets	$3	$—
UK net operating losses and other deferred tax assets	45	25
Total valuation allowance	$48	$25

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

The UK enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (Pillar Two) that applies to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the UK enacted certain amendments to its Pillar Two legislation which similarly took effect for accounting periods beginning on or after December 31, 2024. We are continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. We evaluated the enacted legislation and concluded there was no material impact to the effective tax rate for the year ended December 31, 2024.

AHL changed its domicile from Bermuda to the US, causing AHL to become a US-domiciled corporation and a US taxpayer effective December 31, 2023 (Redomicile) and is subject to US corporate income tax for 2024 and future years. AHL’s Bermuda subsidiaries (and AHL for pre-Redomicile periods) file protective US income tax returns. AHL’s US subsidiaries file, and AHL for post-Redomicile periods will file, income tax returns with the US federal government and various US state governments.

On August 16, 2022, the US government enacted the Inflation Reduction Act of 2022 (IRA). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations (CAMT) as well as an excise tax on stock repurchases. Based on interpretations and assumptions we have made regarding the CAMT provisions of the IRA, which may change once further regulatory guidance is issued, CAMT as well as the excise tax on stock repurchases had no impact on our consolidated financial statements.

AHL and its subsidiaries are not subject to US federal and state examinations by tax authorities for years prior to 2021. AHL and its subsidiaries are not currently under audit by the IRS or any state taxing authority.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
14. Statutory Requirements

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

Bermuda statutory requirements—ALRe, AARe, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA 1A) and Athene Co-Invest Reinsurance Affiliate 2A Ltd. (ACRA 2A) are each licensed by the Bermuda Monetary Authority (BMA) as long-term insurers and are subject to the Insurance Act 1978, as amended (Bermuda Insurance Act) and regulations promulgated thereunder. The BMA implemented the Economic Balance Sheet (EBS) framework into the Bermuda Solvency Capital Requirement (BSCR), which was granted equivalence to the European Union’s Directive (2009/138/EC) (Solvency II). Amounts reported for Bermuda entities within these statutory disclosures exclude the impact of any deferred taxes on the EBS or statutory bases resulting from the enactment of Bermuda CIT.

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (MMS) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (ECR). For our Class C reinsurers, ACRA 1A and ACRA 2A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For our Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. As of December 31, 2024, our Bermuda subsidiaries were in excess of the minimum levels required. For our Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint.

The following represents the EBS capital and surplus and BSCR ratios:

	December 31,
	2024		2023
(In millions, except percentages)	EBS capital & surplus	BSCR ratio	EBS capital & surplus	BSCR ratio
ALRe	$23,547	420%	$18,245	233%
AARe	27,693	238%	26,647	291%
ACRA 1A	3,866	165%	5,296	219%
ACRA 2A	4,277	176%	3,717	353%

Under the Bermuda statutory framework, statutory financial statements are generally equivalent to US GAAP financial statements, with the exception of prudential filters and permitted practices granted by the BMA. Our Bermuda subsidiaries have permission in the statutory financial statements to use amortized cost instead of fair value as the basis for certain investments. Additionally, our Bermuda subsidiaries use US statutory reserving principles for the calculation of insurance reserves instead of US GAAP, subject to the reserves being proved adequate based on cash flow testing. The following represents the effect of the permitted practices to the statutory financial statements:

	December 31, 2024
(In millions)	ALRe	AARe	ACRA 1A	ACRA 2A
Increase (decrease) to capital and surplus due to permitted practices	$(5)	$6,119	$3,768	$51
Increase (decrease) to statutory net income due to permitted practices	973	(2,695)	54	515

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

	December 31,
(In millions)	2024	2023
ALRe	$10,112	$7,023
AARe	10,207	8,012
ACRA 1A	1,044	1,614
ACRA 2A	877	30

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
US statutory requirements—Our primary regulated US subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

On October 11, 2024, Athene Annuity & Life Assurance Company (AADE) merged with and into AAIA, with AAIA as the surviving entity following the receipt of all required regulatory approvals. Prior year amounts relating to AAIA below have been restated to reflect the effect of the merger.

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

The maximum dividend these subsidiaries can pay to stockholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of prior year’s policyholders’ surplus. Based on these restrictions, the maximum dividend AAIA, and its predecessor by merger AADE, could pay to its parent absent regulatory approval was $0 million as of each of December 31, 2024 and 2023. Any dividends from AHL’s other US statutory entities in excess of the amounts allowed for AAIA would not be able to be remitted to its parent without regulatory approval from the Iowa Insurance Division.

As of December 31, 2024, our US subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

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

AAIA – Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, including the S&P 500 and other bespoke indices. We purchase call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus increased by $38 million and decreased by $2 million as of December 31, 2024 and 2023, respectively.

Athene Re USA IV – AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2024 and 2023, Athene Re USA IV included as admitted assets $86 million and $96 million, respectively, related to the outstanding letters of credit.

Statutory capital and surplus and net income (loss)—The following table presents, for each of our primary insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recent statutory financial statements to be filed with insurance regulators:

	Statutory capital & surplus		Statutory net income (loss)
	December 31,		Years ended December 31,
(In millions)	2024	2023	2024	2023	2022
ALRe	$17,623	$14,474	$3,140	$832	$937
AARe	21,049	17,773	2,910	408	1,329
ACRA 1A	4,521	5,092	841	297	(87)
ACRA 2A	4,569	1,952	877	(759)	(2)
AAIA	3,899	3,306	949	(79)	(486)
AANY	318	290	25	(3)	(23)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
15. Related Parties

Apollo

Fee structure – Substantially all of our investments are managed by Apollo. Apollo provides us with a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support.

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

During the years ended December 31, 2024, 2023 and 2022, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $1,269 million, $987 million and $775 million, respectively. Management fees are included within net investment income on the consolidated statements of income (loss). As of December 31, 2024 and 2023, management fees payable were $127 million and $101 million, respectively, and are included in other liabilities on the consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

AGM owns all of our common stock and James Belardi, our Chief Executive Officer (CEO), serves as a member of the board of directors and an executive officer of AGM, and CEO of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, six of the twelve members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bylaws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Other related party transactions

Apollo Aligned Alternatives Aggregator, L.P. (AAA) – We consolidate AAA as a VIE and AAA holds the majority of our alternative investment portfolio. Apollo established AAA to provide a single vehicle through which investors may participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which allows us to achieve greater scale and diversification for alternatives. During the third quarter of 2024, AAA underwent a restructuring which resulted in a change in consolidation that reduced our noncontrolling interests by $1,107 million and does not represent a withdrawal from AAA.

Athora Holding Ltd. (Athora) – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, and (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK). Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2024, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the consolidated balance sheets, and non-redeemable preferred equity and corporate debt securities. The following table summarizes our investments in Athora:

	December 31,
(In millions)	2024	2023
Investment fund	$1,033	$1,082
Non-redeemable preferred equity and corporate debt securities	277	249
Total investment in Athora	$1,310	$1,331

Additionally, as of December 31, 2024 and 2023, we had $57 million and $61 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional investments in Athora of $502 million as of December 31, 2024.

Atlas – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of December 31, 2024 and 2023, we held $3,245 million and $1,008 million, respectively, of related party AFS securities issued by Atlas. Additionally, we held $724 million and $921 million of reverse repurchase agreements issued by Atlas as of December 31, 2024 and 2023, respectively, which are held as related party short-term investments on the consolidated balance sheets. As of December 31, 2024, we have commitments to make additional investments in Atlas of $2,977 million. See Note 16 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina. During the third quarter of 2024, we distributed $141 million of our investment in Apollo Rose representing Catalina common equity interests to AGM as a dividend. This distribution resulted in our deconsolidation of Apollo Rose as a VIE. As of December 31, 2024, we held $205 million of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the consolidated balance sheets.

We have a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $221 million and $330 million as of December 31, 2024 and 2023, respectively, which is included in other liabilities on the consolidated balance sheets. During the first quarter of 2024, we also entered into a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of December 31, 2024, we had a reinsurance recoverable balance of $4,309 million related to this agreement.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We previously directly held MidCap Financial profit participating notes until contribution to AAA during the second quarter of 2022. We also hold structured securities issued by MidCap Financial affiliates. As of December 31, 2024 and 2023, we held securities issued by MidCap Financial and its affiliates of $1,938 million and $1,844 million, respectively, which are included in related party AFS securities on the consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Skylign Aviation Holdings, L.P. (together with its subsidiaries, Skylign) – We have investments in Skylign, a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA, as we contributed certain of our investments in PK AirFinance to AAA during the second quarter of 2022. We had direct investments in Skylign notes of $1,616 million and $1,617 million as of December 31, 2024 and 2023, respectively, which are included in related party AFS securities on the consolidated balance sheets. We also have commitments to make additional investments in Skylign of $40 million as of December 31, 2024.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. As of December 31, 2024 and 2023, we had $1,994 million and $1,725 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the consolidated balance sheets.

Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have a minority equity investment in VA Capital, which was $178 million and $181 million as of December 31, 2024 and 2023, respectively, that is included in related party investment funds on the consolidated balance sheets and accounted for as an equity method investment. Additionally, during the year ended December 31, 2024, we purchased an interest in AP Violet ATH Holdings, LP from Athora. We consolidated AP Violet ATH Holdings, L.P. as of December 31, 2024 and its investment fund of $106 million primarily represents an interest in VA Capital.

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

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the consolidated balance sheets. The loans are held at fair value and were $331 million and $343 million as of December 31, 2024 and 2023, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels – We invest in Wheels indirectly through our investment in AAA. We also own securities issued by Wheels of $984 million and $981 million as of December 31, 2024 and 2023, respectively, which are included in related party AFS securities on the consolidated balance sheets. During the second quarter 2022, we received redemptions on Wheels securities of $1,479 million. We also have commitments to make additional investments in Wheels of $100 million as of December 31, 2024.

ACRA and Apollo/Athene Dedicated Investment Programs I and II (collectively, ADIP) – ACRA 1 is partially owned by Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo. ALRe currently directly holds 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63% of the economic interests. ACRA 2 is partially owned by Apollo/Athene Dedicated Investment Program II (ADIP II), a fund managed by Apollo. ADIP II owns 63% of the economic interests in ACRA 2, with ALRe directly owning the remaining 37% of the economic interests. ALRe holds all of ACRA 2’s voting interests.

We received capital contributions and paid distributions relating to ACRA of the following:

	Years ended December 31,
(In millions)	2024	2023	2022
Contributions from ADIP	$954	$996	$1,047
Distributions to ADIP	(920)	(539)	(63)

Additionally, as of December 31, 2024 and 2023, we had $289 million and $213 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

During the fourth quarter of 2024, we purchased investments in ADIP I and ADIP II, of which $65 million was acquired from Apollo. As of December 31, 2024, we held investments in ADIP of $238 million, which are accounted for as equity method investments and included in related party investment funds on the consolidated balance sheets. As of December 31, 2024, we also have commitments to make additional investments in ADIP of $324 million.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $142 million and $109 million as of December 31, 2024 and 2023, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of December 31, 2024 and 2023.

16. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $24.0 billion as of December 31, 2024. These commitments primarily include capital contributions to investment funds and mortgage loan commitments. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2024 and 2023, we had $15.6 billion and $6.5 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of December 31, 2024 and 2023, we had $24.1 billion and $19.9 billion, respectively, of FABN funding agreements outstanding. We had $10.2 billion of board-authorized FABN capacity remaining as of December 31, 2024.

We also issue secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of December 31, 2024 and 2023, we had $14.8 billion and $6.0 billion, respectively, of secured and other funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the consolidated balance sheets are as follows:

	December 31,
(In millions)	2024	2023
AFS securities	$46,337	$32,458
Trading securities	1,665	139
Equity securities	286	80
Mortgage loans	27,883	14,257
Investment funds	777	409
Derivative assets	91	73
Short-term investments	2	153
Other investments	1,507	313
Restricted cash	953	1,761
Total restricted assets	$79,501	$49,643

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,300 million as of December 31, 2024. These letters of credit were issued for our reinsurance program and have expirations through May 22, 2028.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Assurance Letter—In connection with our, Apollo and Credit Suisse AG’s (CS) previously announced transaction, Atlas acquired certain assets of the CS Securitized Products Group and agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, Apollo Asset Management, Inc. (AAM) and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM each issued an assurance letter to CS to guarantee the full amount. Our guarantees are not probable of payment; therefore, no liabilities have been recorded for the guarantees on the consolidated financial statements.

Guaranty Association Assessments— Guaranty associations may subject member insurers, including us, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. The assessments are based on an insurer’s proportionate share of premiums written in that state during a specified one-year or three-year period for lines of business in which the impaired or insolvent insurer engaged, subject to prescribed limits. On December 30, 2022, the North Carolina Wake County Superior Court entered an Order of Liquidation (Liquidation Order) against Bankers Life Insurance Company (BLIC) and Colorado Bankers Life Insurance Company (CBLIC), which was affirmed by the North Carolina Court of Appeals on March 5, 2024. On April 9, 2024, GBIG Holdings, LLC (GBIG), the sole shareholder of BLIC and CBLIC, filed a Petition for Discretionary Review requesting the North Carolina Supreme Court review the decision by the North Carolina Court of Appeals to affirm the Liquidation Order. On July 11, 2024, GBIG filed a Motion to Withdraw its Petition for Discretionary Review. We are not a party to this litigation. The North Carolina Supreme Court granted the Motion to Withdraw on August 23, 2024, which made the Liquidation Order effective on November 30, 2024. Guaranty associations began levying assessments and we expect those assessments to continue for the foreseeable future. During the year ended December 31, 2024, we recorded guaranty association expenses related to the BLIC and CBLIC insolvencies of $152 million, which is net of $11 million that we expect to recover through future premium tax credits. As of December 31, 2024, our consolidated balance sheets included a liability of $18 million based on our current best estimate of assessments we expect to receive related to these insolvencies. The actual amount of assessments levied against us in connection with the BLIC and CBLIC insolvencies may vary from this estimate.

17. Segment Information

We operate our core business strategies through one reportable segment. We conduct our retirement services business through entities domiciled in the US and Bermuda and our revenues are similarly generated primarily in the US and Bermuda. Our CEO is the CODM, who is also solely responsible for decisions related to the allocation of resources on a company-wide basis. For determining the allocation of resources, the CODM reviews the Company’s performance based on its key measure of consolidated net income to evaluate income generated and determine allocation of resources, among other measures.

Measures that the CODM reviews also include the significant expenses of cost of funds, other operating expenses, and interest and other financing costs that each exclude the proportionate share associated with noncontrolling interests. Cost of funds reflect the cost of crediting on both deferred annuities and institutional products, as well as other liability costs, net of premium from life and life-contingent products and other revenues. Certain expenses within cost of funds, notably future policy and other policy benefits, are partially or fully offset in the presentation of cost of funds with inflows of premium and other fee-related revenues; as a result, other liability costs equal to the amount of premium from life and life-contingent products are added back in the reconciliation below to reflect the expense amount excluded from cost of funds. Other operating expenses consist primarily of employee compensation and general operating costs of the business. Interest and other financing costs consist primarily of preferred stock dividends and interest expense on our debt issuances, as well as other financing.

Additionally, total consolidated assets is the only measure of segment assets that the CODM uses to determine allocation of resources.

The reconciliation of total consolidated revenue to total consolidated net income is as follows:

	Years ended December 31,
(In millions)	2024	2023	2022
Revenues	$20,689	$28,194	$7,623
Less:
Cost of funds	7,702	5,650	3,755
Other operating expenses	467	487	466
Interest and other financing costs	465	436	279
Other liability costs equal to the amount of premium	1,318	12,749	11,638
Other segment items[1]	5,103	4,281	(2,853)
Income (loss) before income taxes	5,634	4,591	(5,662)
Income tax expense (benefit)	730	(1,161)	(646)
Net income (loss)	$4,904	$5,752	$(5,016)

[1] Other segment items reflect the difference between revenues and significant segment expenses and include the impact of fair value accounting for market risk benefits, embedded derivative remeasurement, the amortization of purchased options on fixed indexed annuities and noncontrolling interests.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above as of December 31, 2024.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Below is a list of the names and ages of our directors and executive officers as of February 24, 2025, and a description of the business experience of each of them.

Name	Age	Position
James R. Belardi	67	Chairman of the Board, Chief Executive Officer, and Chief Investment Officer
Grant Kvalheim	68	President—Athene, Chief Executive Officer and President—Athene USA
Martin P. Klein**	65	Executive Vice President and Chief Financial Officer
Michael S. Downing	54	Executive Vice President and Chief Operating Officer
Douglas Niemann	55	Executive Vice President and Chief Risk Officer
Marc Beilinson	66	Director*
Mitra Hormozi	55	Director*
Bogdan Ignaschenko	35	Director
Brian Leach	65	Director*
Joseph Manchin III	77	Director
Dr. Manfred Puffer	61	Director
Marc Rowan	61	Director
Lawrence J. Ruisi	76	Director*
Vishal Sheth	42	Director
Lynn Swann	72	Director*
Hope Schefler Taitz	60	Director*

* Independent director for purposes of the NYSE corporate governance listing requirements.
** In October 2024, Mr. Klein notified the Company of his decision to retire from the role of Chief Financial Officer of the Company effective upon the appointment of his successor, which is expected to occur in 2025, at which time Mr. Klein will assume the role of Senior Advisor to the Company.

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
Michael S. Downing has served as our Executive Vice President and Chief Operating Officer since January 2022. He is responsible for the day-to-day operations of the Company, including information technology, operations, product management, marketing, and Athene’s Bermuda operations. Prior to assuming his current role, Mr. Downing served as our Executive Vice President and Chief Actuary from 2015 to 2022, and was responsible for global actuarial valuation, modeling, pricing, product development, and product go-to-market. Prior to joining the Company, Mr. Downing spent seven years at The Allstate Corporation, with increasing responsibility over time. His final role included responsibility for product, actuarial, asset liability management, marketing, and finance. Prior to Allstate, Mr. Downing was a Senior Partner at Aon Hewitt, leading the International Consulting practice following assignments in the UK and Switzerland. Mr. Downing holds a Bachelor of Arts degree in mathematics from Gustavus Adolphus College in St. Peter, Minnesota. He is a Fellow of the Society of Actuaries (FSA). Mr. Downing serves on the board of directors of the Greater Des Moines Partnership.
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

Marc Beilinson has served as a director of our Company since 2013, and is the lead independent director and a member of our conflicts committee and legal and regulatory committee. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Most recently, Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson currently serves on the boards of directors of AGM and Playtika as well as several privately held companies. Mr. Beilinson has previously served on the boards of directors and audit committees of several public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, Gastar Inc., and Exela Technologies. Mr. Beilinson has a Bachelor of Arts in political science from the University of California, Los Angeles and a Juris Doctor from the University of California, Davis School of Law. Mr. Beilinson was selected to serve on our board of directors as a result of having over thirty years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002.
Mitra Hormozi has served as a director of our Company since 2018, and is the chair of our legal and regulatory committee. Ms. Hormozi has also served on the board of directors for our subsidiary, ALRe, since 2023 and is also a director of several of our US insurance subsidiaries. Ms. Hormozi was Executive Vice President and General Counsel of Revlon, Inc. from April 2015 to July 2019, where she was responsible for overseeing Revlon’s legal affairs worldwide. Ms. Hormozi has extensive experience in both the public and private sectors of the legal field. Prior to joining Revlon in April 2015, she was a litigation partner at two major law firms from 2011 to 2015 and served as Deputy Chief of Staff to then New York State Attorney General, Andrew Cuomo. She also served as an Assistant US Attorney prosecuting high-profile complex racketeering cases in the Eastern District of New York. Ms. Hormozi has served on the board of directors of AGM since 2022 serving various committees including sustainability and corporate responsibility, compensation, nominating and governance, and demand review. She has also previously served on the board of directors of Revlon. Ms. Hormozi received a Bachelor of Arts in history from the University of Michigan and a Juris Doctor from the New York University School of Law. Ms. Hormozi was selected to serve on our board of directors as a result of her extensive legal counsel experience.
Bogdan Ignaschenko has served as a director of our Company since 2024 and our subsidiary, Athene Life Re Ltd., since 2023. Mr. Ignaschenko is Partner at Apollo. Prior to joining Apollo in 2011, Mr. Ignaschenko was with Credit Suisse in the Investment Banking Division from 2009 to 2011. Mr. Ignaschenko has also served on the board of directors of Freedom TopCo LLC (parent of Donlen LLC) since 2021, Grupo Aeroméxico, S.A.B. de C.V. since 2022, and Clydesdale Parent GP, LLC (parent of Flex Acquisition Holdings, Inc., parent of Novolex Holdings, LLC) since 2022. Mr. Ignaschenko previously served as a member of the board of directors of Seguradoras Unidas S.A. (n/k/a Generali Seguros, S.A.) between 2017 and 2020. Mr. Ignaschenko graduated from the University of Pennsylvania’s Wharton School of Business with a Bachelor of Science degree in economics. Mr. Ignaschenko was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
Brian Leach has served as a director of our Company since 2016, and is a member of our risk and audit committees. Mr. Leach also serves as a director of AGM. From 2013 to 2015, Mr. Leach served as Head of Franchise Risk & Strategy at Citigroup with responsibility for managing all of Citibank’s global risk, audit, compliance and strategy. From 2008 to 2012, Mr. Leach served as the Chief Risk Officer of Citibank. In 2005, Mr. Leach, together with several former colleagues from Morgan Stanley, formed Old Lane and from 2005 to 2008, Mr. Leach served as Old Lane’s co-Chief Operating Officer and Chief Risk Officer. Prior to that, Mr. Leach worked his entire post-graduate career at Morgan Stanley encompassing running a successful proprietary trading business and culminating as the Risk Manager of the Institutional Securities Business reporting directly to its President. During his time with Morgan Stanley, Mr. Leach was seconded to Long-Term Capital Management (LTCM) for approximately one year. During that time, he was one of six managers selected by a consortium of 14 global financial institutions to manage the liquidation of LTCM. Mr. Leach serves on the Advisor Investment Committee of Mountain Capital. Mr. Leach has a Bachelor of Arts degree in economics from Brown University and a Master of Business Administration from Harvard Business School. Mr. Leach has been awarded Risk Manager of the Year on two separate occasions: the first by Risk Magazine for his work in restructuring the hedge fund LTCM and the second by the Global Association of Risk Professionals for his work in restructuring Citigroup after the global financial crisis. Mr. Leach was selected to serve on our board of directors as a result of his extensive experience in risk management.
Joseph Manchin III has served as a director of our Company since February 2025 and is a member of our legal and regulatory committee. Senator Manchin has served as an adviser to Apollo since February 2025. From 2005 to 2025, Senator Manchin served as a US Senator for West Virginia. During his time in the Senate, Senator Manchin was a member of the Senate Energy and Natural Resources Committee, where he served as Chair, as well as the Appropriations, Armed Services, and Veterans’ Affairs Committees. Before his tenure in the Senate, Senator Manchin served as the 34th Governor of West Virginia from 2005 to 2010 and as West Virginia Secretary of State from 2001 to 2005. Senator Manchin is known for his bipartisan approach, focusing on energy policy, economic development, and national security. He has been a vocal advocate for an “all-of-the-above” energy strategy that aims to utilize a diverse mix of energy sources to ensure energy security, economic growth, and environmental sustainability, emphasizing the importance of innovation in coal, natural gas, and renewable energy. In addition to his work in public policy, Senator Manchin is dedicated to supporting his home state of West Virginia through various philanthropic initiatives, including education and workforce development programs. He is actively involved in promoting civic engagement and fostering collaboration between the public and private sectors. Senator Manchin graduated from West Virginia University with a Bachelor of Arts degree in business administration. Senator Manchin was selected to serve on our board of directors as a result of his extensive experience in governance, his deep understanding of energy policy, and his commitment to economic development and public service.
Dr. Manfred Puffer has served as a director of our Company since 2012, and is the chair of our risk committee. Dr. Puffer has served as a Senior Advisor to Apollo since 2008. From 2006 to 2008, Dr. Puffer was a senior managing director in the Financial Institutions Group of Bear Stearns International, Head of Germany, Austria and Eastern Europe and a Member of the European Executive Committee. From 2002 to 2005, Dr. Puffer was a member of the managing board of WestLB AG and Head of the Investment Bank, Fixed Income, Equities and Structured Finance. Currently, Dr. Puffer is a member of the supervisory board of Infineon Technologies AG and a board of director of Autodoc SE. Dr. Puffer holds a Ph.D. and a Master of Business Administration from the University of Vienna. Dr. Puffer was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

Marc Rowan has served as a director of our Company since 2009, and is a member of our executive committee. Mr. Rowan has served as a director of the general partner of ISG, our investment manager, since 2009. Mr. Rowan is a Co-Founder and the Chief Executive Officer of AGM and a member of its board of directors and a member of its executive committee. Currently, Mr. Rowan is Chair of the Board of Advisors of The Wharton School of the University of Pennsylvania. In addition, he is involved in public policy and is an initial funder and contributor to the development of the Penn Wharton Budget Model, a nonpartisan research initiative which provides analysis of public policy’s fiscal impact. An active philanthropist and civically engaged, Mr. Rowan is Chair of the Board of Directors of UJA-Federation of New York, the world’s largest local philanthropy helping 4.5 million people annually while funding a network of nonprofits in New York, Israel, and 70 countries. He is also a founding member and Chair of Youth Renewal Fund and Vice Chair of Darca, Israel’s top educational network operating 47 schools with over 27,000 students throughout Israel’s most diverse and underserved communities. He is an Executive Committee member of the Civil Society Fellowship, a partnership of ADL and the Aspen Institute, designed to empower the next generation of community leaders and problem solvers. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a Bachelor of Science and Master of Business Administration in finance. Mr. Rowan was selected to serve on our board of directors as a result of his service on the boards of numerous public and private companies and his demonstrated track record of success and extensive experience in the financial services sector.
Lawrence J. Ruisi has served as a director of our Company since 2013, and is the chair of our audit committee and is a member of our risk and conflicts committees. Mr. Ruisi is also a director of several of our US insurance subsidiaries. As an operating executive, Mr. Ruisi held various senior level positions in the entertainment business, including President & Chief Executive Officer of Loews Cineplex Entertainment Corporation, a movie theater operator with 400 locations worldwide, and as Executive Vice President and Chief Financial Officer of Columbia Pictures Entertainment. As a non-executive, Mr. Ruisi served on numerous boards including Hughes Communications Inc., UST Inc., InnKeepers USA Trust, Wyndham International, Inc. and Adaptec, Inc. During his tenure on these boards, Mr. Ruisi was Chairman of various audit committees, named designated financial expert and served on both compensation and nominating and corporate governance committees. Mr. Ruisi was Chairman of the Independent Committee of the board of InnKeepers, which oversaw its restructuring, and was Chairman of Special Committees at both Wyndham and Adaptec. Mr. Ruisi began his career at Price Waterhouse & Co., where he was a Senior Manager. He is a Certified Public Accountant and received a Bachelor of Science degree in accounting and a Master of Business Administration in finance from St. John’s University. Mr. Ruisi was selected to serve on our board of directors as a result of his extensive leadership experience in various sectors, his expertise in accounting and financial reporting matters and his experience serving on the boards of numerous public and private companies.

Vishal Sheth has served as a director of our Company since 2023 and certain of our subsidiaries since 2019, and is a member of our executive, risk, and legal and regulatory committees. Mr. Sheth is Partner and Co-Head of Global Financial Institutions Group (FIG) at Apollo, with focus on financial services and insurance-related opportunities. Mr. Sheth is also a member of Apollo’s Leadership Team. Prior to joining Apollo in 2018, Mr. Sheth was Managing Director in the Financial Institutions Group at Barclays, and, prior to his time at Barclays, a corporate lawyer in the Financial Institutions Group at Skadden Arps Slate Meagher & Flom LLP. Mr. Sheth graduated magna cum laude from the Honors Program at the Stern School of Business at New York University with a Bachelor of Science degree in finance and economics. Mr. Sheth received his Juris Doctor from New York University School of Law, where he served as a Staff Editor on the Review of Law and Social Change. Mr. Sheth was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
Lynn Swann has served as a director of our company since 2020 and is a member of our legal and regulatory committee. Mr. Swann is president of Swann, Inc., a marketing and consulting firm he founded in 1976. From 2016 to 2019, Mr. Swann served as the Athletic Director of the University of Southern California (USC), where he was responsible for overall administration of 21 women’s and men’s Division I athletic programs at the university. Prior to his role at USC, he worked on-air as a host, reporter and analyst for the American Broadcast Company (ABC-TV) for nearly 30 years and served for two years as chairman of the national board of Big Brothers Big Sisters of America, overseeing management of more than 400 agencies across the US and establishing Big Brothers Big Sisters as a premier mentoring group. Mr. Swann was the Republican party nominee for Pennsylvania governor in 2006 and was appointed by President George W. Bush as the Chairman of the President’s Council on Fitness, Sports and Nutrition, where he served from 2002 to 2005. Mr. Swann currently serves on the board of directors of AGM and American Homes 4 Rent, and has previously served on the boards of a number of publicly traded, privately-held and non-profit entities, such as Fluor Corporation, Caesar’s Entertainment Corp., Hershey Entertainment and Resorts, H.J. Heinz Company and the Professional Golfers’ Association of America and Xylem Inc. Mr. Swann received a Bachelor of Arts in public relations from the University of Southern California. He is a Hall of Fame athlete and former wide receiver for the Pittsburgh Steelers football team. He has also held Series 7 and 63 registrations for securities industry professionals. Mr. Swann was selected to serve on our board of directors as a result of his expertise in business, marketing and community involvement in addition to his public company board experience.

Hope Schefler Taitz has served as a director of our Company since 2011, and is a member of our audit, risk, legal and regulatory, and conflicts committees. Ms. Taitz has also served on the board of directors of our subsidiary, ALRe, since 2011 and is a director of several of our US insurance subsidiaries. Ms. Taitz has served as the CEO of ELY Capital since 2004. Now acting as an investor and advisor with expertise in media, technology and the consumer, she helps innovative enterprises grow through financial leadership and connections to established corporations. Ms. Taitz, a strong advocate of women on boards, also currently serves on the board of MidCap Finco Holdings Limited and Summit Hotel Properties, Inc. She has previously served on the boards of Apollo Residential Mortgage, Inc., Greenlight Capital Re, Ltd., Diamond International Resorts, Inc., as well as Lumenis Ltd. From 1995 to 2003, Ms. Taitz was Managing Partner of Catalyst Partners, L.P., a money management firm. From 1990 to 1992, Ms. Taitz was a Vice President at The Argosy Group (now part of the Canadian Imperial Bank of Commerce (NYSE: CM)), specializing in financial restructuring before becoming a Managing Director at Crystal Asset Management, from 1992 to 1995. From 1986 to 1990, Ms. Taitz was at Drexel Burnham Lambert, first as a mergers and acquisitions analyst and then as an associate in the leveraged buyout group. On the not for profit side, Ms. Taitz focuses on education and is an advocate for STEM. She is a founding executive member of YRF Darca, an emeritus board member of Pencils of Promise, and a member of the undergraduate executive board of The Wharton School of the University of Pennsylvania. Ms. Taitz is a former board member of Girls Who Code. Ms. Taitz graduated with honors from the University of Pennsylvania with a Bachelor of Arts degree in economics. Ms. Taitz was selected to serve on our board of directors as a result of her extensive experience in the financial services sector as well as her experience serving on the governance committees of other public companies.
Robert Borden previously served as a director of our Company until his resignation on March 31, 2024.
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
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Beilinson, Leach, Ruisi, Swann, and Mses. Hormozi and Taitz do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors meets the independence requirements of the NYSE listing rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director and non-Apollo director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including any transactions involving them described under —Item 13. Certain Relationships and Related Transactions, and Director Independence.
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

Audit Committee	Conflicts Committee	Legal and Regulatory Committee
Lawrence J. Ruisi (Chair)*	Marc Beilinson*	Mitra Hormozi (Chair)*
Brian Leach*	Hope Schefler Taitz*	Marc Beilinson*
Hope Schefler Taitz*	Lawrence J. Ruisi*	Hope Schefler Taitz*
Vishal Sheth
Lynn Swann*
Executive Committee	Risk Committee	Senator Joseph Manchin III
James R. Belardi	Manfred Puffer (Chair)
Marc Rowan	Brian Leach*
Vishal Sheth	Lawrence J. Ruisi*
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

Pre-Approval Policies and Procedures of the Audit Committee
The audit committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by our independent auditor. The audit committee will, on an annual basis, review and pre-approve the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by our independent auditor. To the extent practicable, the audit committee will also review and approve a budget for such services. Services proposed to be provided by the independent auditor that have not been pre-approved during the annual review and the fees for such proposed services must be approved by the audit committee. All requests or applications for the independent auditor to provide services to us over certain thresholds shall be submitted to the audit committee or the chairperson thereof. The audit committee considered whether the provision of non-audit services performed by our independent auditor was compatible with maintaining the independent auditor’s independence during 2024. The audit committee concluded in 2024 that the provision of these services was compatible with the maintenance of the independent auditor’s independence in the performance of its auditing functions during 2024. All services were approved by the audit committee or were pre-approved under the audit committee’s pre-approval policy.
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
The audit committee has reviewed and discussed the audited consolidated financial statements of the Company for the year ended December 31, 2024 with management and the independent auditors. The independent auditors have discussed with the audit committee the matters required to be discussed by the independent auditors under the rules adopted by the Public Company Accounting Oversight Board and the SEC. The independent auditors have also provided to the audit committee the written disclosures and the letter required by the applicable rules of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and the audit committee has discussed with the independent auditors their independence from the Company. The independent auditors and the Company’s internal auditors had full access to the audit committee, including meetings without management present as needed.
Based on the audit committee’s review and discussions referred to above, the audit committee recommended to the board of directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
AUDIT COMMITTEE
Lawrence J. Ruisi, Chairman
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
The committee’s oversight responsibilities complement those of the audit committee with respect to our compliance with legal and regulatory requirements. Our legal and regulatory committee is comprised of Messrs. Beilinson, Sheth and Swann, and Mses. Hormozi and Taitz, and Senator Manchin. Ms. Hormozi is the chair of the legal and regulatory committee.

Conflicts Committee
Because the Apollo Group has a significant voting interest in AHL, and because AHL and its subsidiaries have entered into, and will continue in the future to enter into, transactions with Apollo and its affiliates, our bylaws require us to maintain a conflicts committee designated by our board of directors, comprised solely of directors who are not general partners, directors, managers, officers or employees of the Apollo Group. The conflicts committee meets at least quarterly and consists of Messrs. Beilinson and Ruisi and Ms. Taitz. The conflicts committee reviews and approves material transactions by and between AHL and its subsidiaries, on the one hand, and members of the Apollo Group, on the other hand, including any modification or waiver of the IMAs (as defined herein) with ISG, subject to certain exceptions. The conflicts committee is also responsible for the review and approval of related party transactions that are incidental or ancillary to the foregoing transactions and other related party transactions relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group. For a description of the functions of the conflicts committee and such exceptions, see Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
REPORT OF THE EXECUTIVE COMMITTEE OF THE BOARD OF DIRECTORS
The executive committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the executive committee recommended to the board of directors that the section entitled “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Insider Trading Policy

Our parent, Apollo, has adopted insider trading policies and procedures applicable to us governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and other covered persons that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the New York Stock Exchange. A copy of Apollo’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis (CD&A)

Named Executive Officers (NEOs)
Our NEOs, comprised of our principal executive and financial officers and our three highest paid executive officers serving as executive officers as of December 31, 2024 other than our principal executive and financial officers, are as follows:

Executive	Title
James R. Belardi	Chairman, Chief Executive Officer and Chief Investment Officer
Grant Kvalheim	President
Martin P. Klein*	Executive Vice President and Chief Financial Officer
Michael S. Downing	Executive Vice President and Chief Operating Officer
Douglas Niemann	Executive Vice President and Chief Risk Officer

* In October 2024, Mr. Klein notified the Company of his decision to retire from the role of Chief Financial Officer of the Company effective upon the appointment of his successor, which is expected to occur in 2025, at which time Mr. Klein will assume the role of Senior Advisor to the Company.

Compensation Framework
Goals, Principles and Process
Our 2024 executive compensation program was designed to:
•attract, retain and motivate high-performing talent;
•reward outstanding performance;
•align executive compensation elements with company performance; and
•align the interests of our executives with those of our stakeholders.

Following the closing of our merger with AGM, we became a “controlled company” for purposes of the NYSE listing standards and, as a result, we are no longer required to have a compensation committee comprised solely of independent directors or to have the compensation of our executive officers determined by such a committee. Accordingly, compensation decisions with respect to Mr. Belardi, who is an executive officer of AGM, are made by the compensation committee of AGM’s board of directors (the “AGM Compensation Committee”), which is composed solely of independent directors of AGM, and compensation decisions with respect to our other NEOs are made by the executive committee of our board of directors.

For 2024, the executive committee, upon recommendations by Mr. Belardi and after consulting with AGM, determined the compensation of all of our executive officers other than Mr. Belardi. The executive committee made compensation decisions after considering performance of the Company and each individual as well as the Company’s historical compensation practices. In addition, consistent with prior practice, in determining the compensation of our NEOs, other than Mr. Belardi, Mr. Belardi’s recommendations to the executive committee also considered industry-specific survey data provided by Willis Towers Watson. None of our NEOs participated in the determination of their own compensation.

2024 Compensation Elements

Base Salary

Except as may otherwise be specified in an NEO’s employment agreement, base salaries for our NEOs are determined annually, based on a number of factors, including the size, scope and impact of their role, the market value associated with their role, leadership skills, length of service, and individual performance and contributions.

Annual Incentive Awards

As further discussed below in –2024 Compensation Decisions, in 2024, we granted annual incentive awards to our NEOs, other than Mr. Kvalheim (paid in the form of AGM RSUs with respect to Mr. Belardi and in cash to the other NEOs), based on the achievement of financial, operational and personal objectives, established by the executive committee of our board of directors based on our internal business plan for the year. The executive committee determined the amount of the awards for the participating NEOs, other than Mr. Belardi, and the AGM Compensation Committee determined the amount of Mr. Belardi’s award, in each case, based on performance against the pre-established objectives. The annual incentive award payout for each participating NEO, other than Mr. Belardi, was also subject to adjustment by our executive committee or Mr. Belardi based on a review of the NEO’s individual performance in 2024. In addition, the portion of the annual incentive award payout could have been overridden to 0% for the NEOs at the discretion of our executive committee in the event of a material breach of a risk threshold, but only to the extent such breach was not approved in advance or waived by our executive committee.

Long-Term Incentive Awards

As further discussed below in –2024 Compensation Decisions, in early 2024, AGM granted to each of the NEOs other than Mr. Kvalheim an annual AGM RSU award in respect of their 2024 service, one-third of which vested on December 31, 2024 and the remaining two-thirds of which is scheduled to vest in equal installments on December 31 of each of 2025 and 2026, subject to the NEO’s continued employment through each applicable vesting date.

Performance Fee Programs

Performance fee entitlements with respect to investment funds managed by AGM and its subsidiaries confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Since 2020, each of the NEOs has been entitled to participate in certain performance fee income received from a series of funds managed by affiliates of AGM. In addition, in 2024, the NEOs, other than Mr. Belardi, received additional rights to participate in performance fee income under an AGM program in which they began participating in 2022. Under the program, performance fees that accrue may be notionally invested by participants in a fund AGM manages until paid. Rights to payments under this program vest after three years, subject to continued employment, with the first payment with respect to the rights granted in 2022 and 2024 scheduled to be made in 2025 and 2027, respectively. As with other amounts distributed in respect of performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their performance fee rights as compensation. None of the NEOs received payments under the performance fee programs in 2024.

Partner Benefits Stipend

AGM provides each NEO, other than Mr. Belardi, with an annual partner benefits stipend of $250,000 that may be used by the NEOs for benefits or other purposes.

Partnership Interest Revenue Sharing

Mr. Belardi, who was a founder of ISG, continues to hold a partnership interest in ISG (the “ISG partnership interest”). Mr. Belardi’s ISG partnership interest provides quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such terms are defined in the fee agreement by and between ISG and the Company, and the fee agreements by and between ISG and ACRA, each as in effect from time to time. In addition, pursuant to the terms of his employment agreement, Mr. Belardi is entitled to receive an additional annual amount equal to 3% of the profits of Apollo’s Insurance Solutions Group International, the international arm of ISG (ISGI), subject to Mr. Belardi’s continued employment with the Company through the date it pays its annual bonuses for the applicable year. Mr. Belardi’s ISG partnership interest and ISGI profits entitlement result in distributions which, unlike dividends on common stock, are reported in the All Other Compensation column of the 2024 Summary Compensation Table.

Pre-Retirement Death Benefit

In addition to certain life insurance benefits provided by the Company for its employees generally, in October 2024, the Company adopted an Executive Pre-Retirement Death Benefit Plan, pursuant to which $100,000 will be paid in a lump sum to the designated beneficiary of each NEO, other than Mr. Belardi, in the event of such NEO’s death prior to his termination of employment.

Other Compensation Practices
Employment Agreements
We have entered into employment agreements with certain of our NEOs, as follows:

Belardi Agreement

Pursuant to Mr. Belardi’s employment agreement, Mr. Belardi serves as the Chief Executive Officer of the Company and ISG. The current term of Mr. Belardi’s employment agreement is scheduled to expire on December 31, 2025, and will automatically extend for subsequent one-year terms unless Mr. Belardi or AGM gives written notice of nonrenewal prior to the expiration of the then-current term. Mr. Belardi’s employment agreement provides for an annual base salary of $1,875,000 and target annual incentive bonus opportunity of $1,850,000. Any annual incentive bonus may be paid in the form of cash or publicly tradeable securities that vest in annual installments, and such amount was paid in the form of AGM RSUs for services performed in 2024.

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

Klein Agreements

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

In October 2024, Mr. Klein notified the Company of his decision to retire from the role of Chief Financial Officer of the Company effective upon the appointment of his successor, which is expected to occur in 2025 (the “Klein Transition Date”), at which time he will assume the role of Senior Advisor to the Company. In this role, Mr. Klein will provide strategic advice to the Company’s senior management as the Company executes its plan for future growth. In connection with the announcement of his retirement, Mr. Klein and the Company entered into a letter agreement (the “Klein Letter Agreement”) memorializing the terms of his transition from the Company. Under the Klein Letter Agreement, for service through December 31, 2025, (i) Mr. Klein’s base salary and benefits arrangements will continue at the same level as prior to the Klein Transition Date; (ii) he will remain eligible for an annual bonus with respect to the 2024 calendar year (with a target bonus opportunity equal to $1,222,000); (iii) he will receive his 2025 long-term incentive award granted in the first quarter of 2025, with a grant date fair value of $975,000 and granted in the same vehicles as granted to other similarly situated executive officers of the Company; and (iv) he will be entitled to receive a partner stipend for 2025 in the amount of $250,000. Beginning January 1, 2026, and subject to his continued service with the Company, Mr. Klein’s target direct compensation will be $1,000,000, consisting of a base salary of $650,000 and a bonus opportunity equal to $350,000. While serving as a Senior Advisor, (i) Mr. Klein’s (A) outstanding equity awards and (B) outstanding rights related to performance fees will continue to vest in accordance with, and subject to, their terms and the underlying plans; (ii) Mr. Klein will remain eligible to receive severance benefits in accordance with the terms of the Company’s severance policy upon a qualifying separation, subject to any required notice period under his existing employment agreement; (iii) Mr. Klein will continue to be entitled to receive an annual partner stipend of $250,000; and (iv) he will continue to participate in the Company’s benefit plans and programs, subject to the terms of such plans. Mr. Klein will also remain eligible for an annual bonus with respect to the 2025 calendar year, with a target bonus equal to $961,000, subject to his continued service through December 31, 2025 and the achievement of the applicable performance goals, which will be determined in the sole discretion of the executive committee of the board of directors of the Company.

The Klein Letter Agreement also provides that, subject to his continued service with the Company through December 31, 2025 and his execution and non-revocation of the Company’s standard release of claims in favor of the Company and its affiliates, and his continued compliance with the terms of the awards and restrictive covenants in favor of the Company, Mr. Klein will be eligible for continued vesting and settlement of his outstanding performance fee program awards for the 2024 and 2025 performance years and his outstanding equity awards, as if he had remained employed with the Company through the last scheduled vesting date for each applicable award, with his outstanding equity awards to be settled in shares of AGM.

Review of Compensation Policies and Practices Related to Risk Management

Effective risk management is central to our success, and compensation is carefully designed to be consistent with our risk management framework and controls. If our performance is obtained in a manner inconsistent with this framework or these controls, our executive committee has the discretion, with input from the risk committee, if necessary, to decrease or not award any bonuses to our NEOs and other executive officers. In addition, the performance objectives for our Chief Risk Officer and the other employees in our risk management function are based in part on the effectiveness of our risk management policies and procedures. We have determined that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. This compensation risk assessment was conducted with the assistance of Semler Brossy Consulting Group, LLC, our Chief Risk Officer and other employees in our risk management function.

2024 Compensation Decisions
Base Salary

Our NEOs’ base salaries in 2024 remain unchanged from 2023, except Mr. Niemann’s base salary increased from $500,000 to $550,000 and, as previously disclosed, Mr. Kvalheim’s base salary was reduced from $1 million to $100,000 in connection with the redesign of his compensation.

Annual Incentive Awards

The NEO annual incentive awards in 2024 were based on a combination of six overall corporate financial and operational goals for the NEOs, other than Mr. Belardi and Mr. Kvalheim. For Mr. Belardi, the AGM Compensation Committee established that 25% of his target annual incentive RSU award would be based on a combination of such goals, while the remaining portion was based 25% on absolute and relative investment portfolio total return goals and 50% on the AGM Compensation Committee’s review of overall Company performance, as discussed in further detail below. Mr. Kvalheim was not eligible for an annual incentive award for 2024 following the redesign of his compensation, as previously disclosed. The annual incentive awards for the participating NEOs, other than Mr. Belardi, were also subject to adjustment by our executive committee or Mr. Belardi based on a review of the NEOs’ individual performance in 2024.

For 2024, the executive committee, in consultation with Mr. Belardi and AGM, established target incentive award opportunities of approximately 188%, 175%, and 150% of base salary for Mr. Klein, Mr. Downing and Mr. Niemann, respectively, and the AGM Compensation Committee established a target incentive award opportunity of $1,850,000 for Mr. Belardi, consistent with his employment agreement, which was unchanged from his 2023 award opportunity. Each participating NEO, other than Mr. Belardi, was eligible for a total annual incentive award payout ranging from 0% to 200% of such NEO’s target award opportunity. Mr. Belardi was eligible for a total annual incentive award payout ranging from 0% to 148% with respect to the portions of his target award opportunity that were subject to corporate objectives and absolute and relative investment portfolio total return performance goals, as described below.

The six Company corporate performance measurements, their respective weightings and 2024 performance and achievement with respect to these measurements as of the December 2024 performance determination date, are set forth below. For 2024, a new talent strategy objective, based on the executive committee’s qualitative assessment of the delivery on key talent and strategic initiatives, was added to incentivize the NEOs to focus their efforts on actions that may not have immediate financial results but which are aligned with the Company’s operational and strategic goals. The targets for the corporate financial and operational measures were determined in relation to the Company’s internal business plan for the year.

Objectives	Weight	Measurement	Target[7]	2024 Performance (Estimate)
Overall profitability	20%	Adjusted spread related earnings[1]	$3.726B	$3.558B
Expense management	5%	Operating expenses[2]	—	Exceeded
Inflows	10%	Inflows[3]	$70.0B	$71.9B
New business profitability	20%	Underwritten returns[4]	—	Exceeded
Capital	15%	Excess equity capital generation[5]	—	Exceeded
Talent and strategy	30%	Strategic focus areas[6]	—	Below Target

[1] Adjusted spread related earnings (SRE) is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as certain other expenses which are not part of our underlying profitability drivers. SRE equals net income (loss) available to AHL’s common stockholder, eliminating the impact of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring, and other non-operating expenses; stock compensation expenses; and income tax (expense) benefit. For the purpose of measuring “adjusted spread related earnings” under this scorecard, SRE will be adjusted for the impact of certain material transactions undertaken including, but not limited to, any variance to the Company’s 2024 financial plan for the size or timing of capital transfers, allocated Apollo/ISG costs, and certain other items.

[2] Represents consolidated operating expenses included in operating income, including the impact of ACRA’s noncontrolling interest, taking into account allocated Apollo/ISG costs, bonus accrual, and certain other items.

[3] Inflows includes all organic and inorganic inflows on a gross basis, including any inflows reinsured to ACRA or others. No credit will be given, or negative credit may be assigned, if underwritten return is below specified amounts.

[4] Underwritten returns on retail, funding agreements, pension group annuities, and flow reinsurance on a gross basis, using an internal capital model. No credit will be given if underwritten return is below a specified amount or statutory internal rate of return is below a specified amount at the portfolio level.

[5] Change in excess equity capital, with adjustments for, including, but not limited to, any variance to the Company’s 2024 financial plan for the impact of any inorganic transactions, capital transfers, debt issuances, preferred stock issuances, floating rate hedging associated with reducing our net floating rate position, and certain other items. The measure will reflect the change in excess equity capital between year-end 2023 and 2024.

[6] Represents the executive committee’s qualitative assessment of the delivery on key talent and strategic initiatives related to, among other things, the development of a robust business plan, progress in new product developments and execution on a financial planning and analysis modernization initiative.

[7] The targets were designed to be reasonably achievable with strong management performance and the coordinated cross-functional focus and effort of the NEOs.

The Company’s 2024 performance based on the six corporate objectives described above resulted in a payout level equal to 118% of the applicable target opportunity. Following a review of the individual performance of the NEOs, other than Mr. Belardi, the executive committee approved payouts equal to 82%, 118%, and 115% of target for Messrs. Klein, Downing, and Niemann, respectively.

Mr. Belardi

In December 2024, following a review of performance in 2024, the AGM Compensation Committee approved a payout of Mr. Belardi’s annual incentive award, resulting in the grant to Mr. Belardi of RSUs representing a target award level equal to 57% of target. The six corporate objectives discussed above collectively comprised 25% of Mr. Belardi’s target annual incentive AGM RSU award, while the remaining portion was based 25% on absolute and relative investment portfolio total return performance goals and 50% on the AGM Compensation Committee’s review of overall Company performance. The first investment portfolio total return objective, weighted at 12.5%, compared the Company’s non-alternative investment performance to the Barclays US Aggregate Bond Index over a trailing 33-month period. The second investment portfolio total return performance objective, also weighted at 12.5%, compared the Company’s alternative investment performance relative to a 50-50 blended index of the S&P 500 and the BofA Merrill Lynch US High Yield Index over a 33-month period, subject to maintaining a minimum return on alternative investment performance since the inception of the Company.

The investment portfolio total return performance objectives are assessed based on a prescribed formula. For the investment portfolio total return performance objective based on the Company’s non-alternative investment performance, the AGM Compensation Committee compared the Company’s results of -0.93% for the 33-month period ending September 30, 2024 to -2.16% for the Barclays US Aggregate Bond Index, which pursuant to the formula resulted in a payout of 100% of the award for this objective. For the investment portfolio total return performance objective based on the Company’s alternative investment performance, the AGM Compensation Committee compared the Company’s results of 8.03% for the 33-month period ending September 30, 2024 to 6.75% for the 50-50 blended index described above, which pursuant to the formula resulted in a payout of 119% of the award for this objective.

Following a review of the Company’s estimated performance for 2024, the AGM Compensation Committee determined not to approve a payout with respect to the portion of Mr. Belardi’s annual incentive award that was based on its review of overall Company performance given Mr. Belardi’s role as Chief Executive Officer of the Company and the Company’s overall performance in 2024, including its adjusted SRE performance relative to the target level.

These annual incentive RSUs were granted in February 2025 and vest in two equal annual installments, consistent with past practice for Mr. Belardi.

Equity and Long-Term Incentive Awards

In February 2024, AGM granted to each of the NEOs, other than Mr. Kvalheim, annual AGM RSU awards with the grant date fair values set forth in the table below, one-third of which vested on December 31, 2024 and the remaining two-thirds of which are scheduled to vest in equal installments on December 31 of each of 2025 and 2026, subject to the NEO’s continued employment through each applicable vesting date. Mr. Kvalheim was not eligible for a long-term incentive award for 2024 following the redesign of his compensation, as previously disclosed. The grant date fair value of the AGM RSUs granted to the participating NEOs in 2024 was unchanged from 2023. The value of the 2024 AGM RSUs for the participating NEOs, other than Mr. Belardi, was based on the Company’s internal compensation practices. The AGM Compensation Committee determined the value of the 2024 AGM RSU award for Mr. Belardi. The value of the 2024 annual AGM RSU award for Mr. Belardi was based on competitive market data, input from the AGM Compensation Committee’s compensation consultant, and AGM’s overall compensation philosophy. Mr. Belardi’s AGM RSU awards were approved by the AGM Compensation Committee.

Named Executive Officer	Grant Date Fair Value of AGM RSUs
James R. Belardi	$5,225,298
Martin P. Klein	$2,037,789
Michael S. Downing	$1,044,995
Douglas Niemann	$783,773

2024 Summary Compensation Table
The following table provides information concerning compensation earned by our NEOs for 2024 and 2023 and, to the extent required by applicable SEC compensation disclosure rules, 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards[1]	Option Awards	Non-Equity Incentive Plan Compensation[2]	All Other Compensation[3]	Total
James R. Belardi[4] Chairman, Chief Executive Officer and Chief Investment Officer	2024	$1,875,000	$—	$7,327,830	$—	$—	$52,964,779	$62,167,609
	2023	$1,875,000	$—	$6,690,787	$—	$—	$42,216,981	$50,782,768
	2022	$1,741,141	$209,326	$6,428,865	$—	$—	$36,316,113	$44,695,445
Grant Kvalheim President	2024	$100,000	$—	$—	$—	$—	$427,115	$527,115
	2023	$1,000,000	$—	$33,423,922	$—	$3,750,000	$343,053	$38,516,975
	2022	$1,000,000	$71,166	$7,388,423	$—	$3,200,000	$362,063	$12,021,652
Martin P. Klein Executive Vice President and Chief Financial Officer	2024	$650,000		$2,037,789	$—	$1,000,000	$305,500	$3,993,289
	2023	$650,000	$—	$1,854,610	$—	$1,800,000	$324,352	$4,628,962
	2022	$650,000	$83,726	$5,443,470	$—	$1,700,000	$362,811	$8,240,007
Michael S. Downing Executive Vice President and Chief Operating Officer	2024	$625,000		$1,044,995	$—	$1,290,625	$270,700	$3,231,320
	2023	$625,000	$—	$951,049	$—	$1,450,000	$269,800	$3,295,849
	2022	$600,000	$—	$2,947,582	$—	$1,310,000	$268,300	$5,125,882
Douglas Niemann[5] Executive Vice President and Chief Risk Officer	2024	$550,000		$783,773	$—	$950,000	$270,700	$2,554,473
	2023	$500,000	$—	$713,270	$—	$1,000,000	$269,800	$2,483,070

[1] This column includes the grant date fair value of the time-based AGM RSUs granted to our NEOs, other than Mr. Kvalheim, in 2024, calculated in accordance with FASB ASC Topic 718. The grant date fair value is calculated by multiplying the number of AGM RSUs by the closing share price of a share of AGM common stock on the date of grant for accounting purposes. With respect to Mr. Belardi, this amount includes $2,102,532 representing the AGM RSUs granted to him in February 2024 in respect of his 2023 annual incentive award. The RSUs granted to Mr. Belardi in February 2025 in respect of his 2024 annual incentive award will appear in the 2025 Summary Compensation Table.

[2] The amounts in this column represent annual cash incentive awards paid to the NEOs, other than Mr. Belardi, and, with respect to 2024, Mr. Kvalheim. Such amounts were determined by our executive committee after the end of applicable year and were based on the achievement of financial and operational objectives described in the CD&A. For Mr. Belardi, his annual incentive award was paid in the form of AGM RSUs in February 2025 and will be reflected in the Stock Awards column of the 2025 Summary Compensation Table.

[3] For 2024, these amounts include: (i) the Company’s 401(k) matching amount of $20,700 for each of our NEOs other than Mr. Kvalheim, whose 401(k) match amount was $19,321; (ii) a partner benefits stipend of $250,000 for each NEO other than Mr. Belardi; (iii) taxable travel amounts of $49,802 for Mr. Kvalheim; (iv) $34,800 for Mr. Klein for his residence in Iowa; (v) $51,350,951 for Mr. Belardi representing distributions on his ISG partnership interest and $1,561,742 for Mr. Belardi representing amounts in respect of his ISGI profits entitlement; (vi) $31,386 for Mr. Belardi representing fees paid by the Company for tax preparation services; (vii) $105,000 filing fee paid by the Company on Mr. Kvalheim’s behalf under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (viii) $2,992 for Mr. Kvalheim representing fees paid by the Company for tax preparation services. Each of these amounts represent the cost paid directly to or on behalf of the NEO or service provider, as applicable.

The Company maintains a corporate aircraft for efficiency and business planning purposes. Mr. Belardi used the corporate aircraft for two personal flights in 2024 and fully reimbursed the Company for this personal use. Accordingly, no amount is reflected for such use. Personal use of the Company corporate aircraft is subject to a formal policy that was approved by the AGM compensation committee in 2022 that sets forth the criteria and procedures applicable to its use. Mr. Belardi and the Company have entered into a time-sharing agreement, pursuant to which Mr. Belardi may use the corporate aircraft for up to 25 flight hours per year, provided that the number of flight hours and other incidentals under such agreement shall be further limited so that the amount of payments from Mr. Belardi pursuant to such agreement (including such tax payments) shall not exceed $120,000 in any Company fiscal year. Occasionally, a guest may accompany Mr. Belardi on the Company corporate aircraft when the aircraft is already scheduled for business purposes and can accommodate additional passengers. In those cases, there is no additional aggregate incremental cost to the Company and, as a result, no amount would be reflected in the Summary Compensation Table for the applicable year.

[4] The amount reported in the Salary column for Mr. Belardi for 2024 represents his annualized base salary of $1,875,000.
5 Mr. Niemann was not an NEO prior to 2023.

2024 Grants of Plan-Based Awards Table

The following table provides information about awards granted to the participating NEOs in 2024: (1) the grant date; (2) the threshold, target and maximum estimated future payouts under annual incentive plan awards; (3) the number of AGM RSUs granted to the NEOs under AGM’s 2019 Omnibus Equity Incentive Plan or AGM’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (together, the “2019 Omnibus Equity Incentive Plans”); and (4) the grant date fair value of the share awards, computed in accordance with applicable SEC rules. As described above, Mr. Kvalheim did not receive any annual incentive plan awards or equity awards under the 2019 Omnibus Equity Incentive Plans in 2024 and is excluded from the table below.

Name of Executive	Grant Date		Estimated Future Payouts Under Annual Incentive Plan Awards[1]			All Other Stock Awards: Number of Shares or Units	Grant Date Fair Value of Share and Option Awards[2]
			Threshold	Target	Maximum
James R. Belardi	2/9/2024	3				48,748	$5,225,298
	2/9/2024	4				19,615	$2,102,532

Martin P. Klein	2/9/2024	3				19,011	$2,037,789

			$—	$1,222,000	$2,444,000
Michael S. Downing	2/9/2024	3				9,749	$1,044,995

			$—	$1,093,750	$2,187,500
Douglas Niemann	2/9/2024	3				7,312	$783,773

			$—	$825,000	$1,650,000

1The 2024 annual cash incentive awards for our NEOs other than Mr. Belardi and Mr. Kvalheim were based on a combination of six overall corporate financial and operational goals, and were subject to adjustment by our executive committee or Mr. Belardi based on a review of the applicable NEO’s individual performance in 2024. The overall payout range of the awards is between 0% and 200% of the target amount. As described in the CD&A, the 2024 annual incentive award for Mr. Belardi was payable in the form of AGM RSUs that were granted in February 2025 and will be reported in the 2025 Grants of Plan-Based Awards Table of next year’s Annual Report on Form 10-K in accordance with FASB ASC Topic 718.
2For valuation methodology, see notes 1 and 2 to the 2024 Summary Compensation Table.
3These time-based AGM RSUs vest in three equal installments, one-third of which vested on December 31, 2024, and the remaining two-thirds of which are scheduled to vest on December 31 of 2025 and 2026, provided the recipient remains employed through the applicable vesting date.
4The award to Mr. Belardi of 19,615 AGM RSUs granted on February 9, 2024 represents a 2023 annual incentive award that was dollar-denominated, but by its terms was payable in AGM RSUs with a target value of $2,011,875, which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting dates. Mr. Belardi’s annual incentive award was issued with a target value of $1,850,000, with 25% based on a combination of five overall corporate financial and operational goals, while the remaining portion was based 25% on absolute and relative investment portfolio total return performance goals and 50% on the AGM Compensation Committee’s review of overall Company performance. The corporate performance component of the award had a payout range between 0% and 200% of the corporate performance component. The overall payout range of the award, including both the corporate performance component and the personal performance component of the award, was between 0% and 148% with respect to the portions of his target award opportunity that were subject to corporate objectives and absolute and relative investment portfolio total return performance goals. The RSUs granted to Mr. Belardi in February 2025 in respect of his 2024 annual incentive award will appear in the 2025 Grants of Plan-Based Awards Table.

2024 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information on the holdings of the Company’s equity awards by the NEOs as of December 31, 2024. This table includes unexercised AGM Options and unvested AGM RSUs granted under AGM’s 2019 Omnibus Equity Incentive Plans. Each equity grant is shown separately for each NEO. The vesting schedule for each outstanding award is shown in the notes to this table.

				Option Awards				Stock Awards
Name of Executive	Grant Date	Grant Type		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date[1]	Number of Shares of Stock or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock or Units of Stock That Have Not Vested ($)[2]	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock or Units of Stock that Have Not Vested ($)
James R. Belardi[3]	6/6/2016	Options		147,813		$29.55	6/6/2026
	3/21/2017	Options		76,153		$44.61	3/21/2027
	2/27/2018	Options		76,153		$41.82	2/27/2028
	4/3/2019	Options		74,033		$36.94	4/3/2029
	2/21/2020	Options		66,990		$43.27	2/21/2030
	2/22/2021	Options		67,430		$40.60	2/22/2031
	2/10/2023	RSU	4					23,366	$3,859,129
	2/9/2024	RSU	5					32,499	$5,367,535
	2/9/2024	RSU	6					9,808	$1,619,889
Grant Kvalheim	2/21/2020	Options		46,892		$43.27	2/21/2030
	2/22/2021	Options		56,641		$40.60	2/22/2031
	2/10/2023	RSU	4					11,683	$1,929,564
Martin P. Klein	6/6/2016	Options		1,954		$29.55	6/6/2026
	3/21/2017	Options		30,462		$44.61	3/21/2027
	2/27/2018	Options		30,462		$41.82	2/27/2028
	4/3/2019	Options		50,343		$36.94	4/3/2029
	2/21/2020	Options		45,553		$43.27	2/21/2030
	2/22/2021	Options		52,595		$40.60	2/22/2031
	2/10/2023	RSU	4					9,113	$1,505,103
	2/9/2024	RSU	5					12,674	$2,093,238
Michael S. Downing	2/27/2018	Options		4,185		$41.82	2/27/2028
	4/3/2019	Options		14,807		$36.94	4/3/2029
	2/21/2020	Options		16,077		$43.27	2/21/2030
	2/22/2021	Options		16,183		$40.60	2/22/2031
	2/10/2023	RSU	4					4,673	$771,793
	2/9/2024	RSU	5					6,500	$1,073,540
Douglas Niemann	2/21/2020	Options		15,852		$43.27	2/21/2030
	2/22/2021	Options		17,532		$40.60	2/22/2031
	8/16/2022	RSU	7					5,653	$933,649
	2/10/2023	RSU	4					3,505	$578,886
	2/9/2024	RSU	5					4,875	$805,155

1This column reports the expiration date for stock options.
2As of December 31, 2024, the fair market value of a share of AGM common stock was $165.16
3Substantially all outstanding equity awards for Mr. Belardi have been transferred to trusts, other than for value, for estate planning purposes.
4This row shows the number of time-based AGM RSUs, which vest in three equal installments, two-thirds of which vested on December 31 of 2023 and 2024, and one-third of which is scheduled to vest on December 31, 2025.
5This row shows the number of time-based AGM RSUs, which vest in three equal installments, one-third of which vested on December 31, 2024, and the remaining two-thirds of which are scheduled to vest on December 31 of 2025 and 2026.
6This award to Mr. Belardi represents a 2023 annual incentive award that is dollar-denominated but by its terms is payable in AGM RSUs. Such AGM RSUs were granted to Mr. Belardi on February 9, 2024 and vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date.
7This row shows the number of time-based AGM RSUs, two-thirds of which vested on June 30 of 2023 and 2024, and one-third of which is scheduled to vest on June 30, 2025.

2024 Option Exercises and Stock Vested Table

The following table provides information for the NEOs on the number of shares of AGM common stock acquired upon exercise of stock options and vesting of stock awards in 2024 and the value realized at such time, calculated based on the closing trading price of a share of AGM common stock on the first trading day prior to the applicable vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Conversion (#)	Value Realized on Conversion ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
James R. Belardi	—	$—	93,150	1	$15,134,055
Grant Kvalheim	—	$—	35,809	2	$5,014,236
Martin P. Klein	35,000	$4,832,825	36,949	3	$5,271,805
Michael S. Downing	8,000	$1,054,762	21,413	4	$3,063,397
Douglas Niemann	—	$—	24,100	5	$3,195,243
1Comprised of (1) AGM RSUs issued as part of annual incentive awards in 2021, which vested on January 1, 2024 with a market value of $93.19 per share, and (2) AGM RSUs granted in each of 2022, 2023 and 2024 that vested on December 31, 2024 with a market value of $166.51 per share.
2Comprised of (1) AGM RSUs that vested on January 1, 2024 with a market value of $93.19 per share and (2) AGM RSUs that vested on December 31, 2024 with a market value of $166.51 per share.
3Comprised of (1) AGM RSUs that vested on January 1, 2024 with a market value of $93.19 per share and (2) AGM RSUs that vested on December 31, 2024 with a market value of $166.51 per share.
4Comprised of (1) AGM RSUs that vested on January 1, 2024 with a market value of $93.19 per share, (2) AGM RSUs that vested on February 28, 2024 with a market value of $110.82 per share and (3) AGM RSUs that vested on December 31, 2024 with a market value of $166.51 per share.
5Comprised of (1) AGM RSUs that vested on January 1, 2024 with a market value of $93.19 per share, (2) AGM RSUs that vested on February 28, 2024 with a market value of $110.82 per share, (3) AGM RSUs that vested on June 30, 2024 with a market value of $118.08 per share and (4) AGM RSUs that vested on December 31, 2024 with a market value of $166.51 per share

2024 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)[1]	Aggregate Withdrawals/Distributions ($)[2]	Aggregate Balance at Last Fiscal Year-End ($)[3]
James R. Belardi	$—	$—	$—	$—	$—
Grant Kvalheim	$—	$—	$2,848,491	$3,476,866	$80,658,443
Martin P. Klein	$—	$—	$1,972,044	$2,407,137	$3,646,069
Michael S. Downing	$—	$—	$1,095,580	$1,337,298	$2,025,594
Douglas Niemann	$—	$—	$959,753	$1,171,414	$1,774,497

1Reflects increase in value of AGM RSUs with a delayed settlement due to the increase in stock price as compared to the grant date of these awards.
2Amounts in this column represent the value of fully vested AGM RSUs that were settled in February 2024, subject to the NEO’s employment through the settlement date.
3Amounts in this column represent the value of fully vested AGM RSUs that were settled in February 2025, and were subject to the NEO’s continued employment through the applicable settlement date. In the event that an NEO’s employment had terminated for any reason prior to the settlement of his AGM RSUs, the unsettled portion would have instead been settled in February 2032, subject to the NEO’s execution and non-revocation of a release of claims in favor of AGM and the NEO’s continued compliance with any applicable restrictive covenants. For Mr. Kvalheim, the amount in this column also reflects the value of fully vested AGM RSUs that are scheduled to settle in early 2029, subject to Mr. Kvalheim’s continued employment through the applicable settlement date. In the event that Mr. Kvalheim resigns or retires prior to the settlement of these AGM RSUs, the unsettled portion will instead be settled in 2034, subject to his execution and non-revocation of a release of claims in favor of AGM and his continued compliance with any applicable restrictive covenants.

2024 Potential Payments Upon Termination or Change-in-Control at Fiscal Year-End

The information below describes and quantifies certain compensation that would have become payable under existing plans and arrangements if the NEO’s employment had terminated on December 31, 2024. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any amounts actually paid or distributed may be different. Factors that could affect these amounts include the time during the year of any such event and the executive’s age.

Equity Awards
Pursuant to Mr. Belardi’s employment agreement, in the event that Mr. Belardi experiences an Involuntary Termination, (i) any outstanding and unvested profits units that are held by Mr. Belardi that are subject to time-vesting and scheduled to vest during the one-year period following his termination will immediately vest, and (ii) any outstanding and unvested equity awards granted to Mr. Belardi as a component of an incentive bonus (Bonus Equity Awards) will immediately vest (based on target performance with respect to any performance-vesting awards). Under the terms of Mr. Belardi’s employment agreement, the value of the accelerated vesting of his Bonus Equity Awards in accordance with the foregoing would equal $1,619,889, assuming a December 31, 2024 termination of employment. Mr. Belardi did not have any outstanding and unvested profits units as of December 31, 2024.

The following table provides the cumulative intrinsic value (that is, the value based upon the share price of AGM common stock as of December 31, 2024 which was $165.16, less the exercise price of any option awards) of all equity awards that would vest if (1) the NEO terminated employment as a result of death or disability as of December 31, 2024, (2) the NEO was terminated without cause or terminated employment for good reason as of December 31, 2024, (3) the NEO was terminated without cause or terminated employment for good reason within 18 months following a change in control of the Company as of December 31, 2024, or (4) there was a sale of the Company or change in control as of December 31, 2024.

2024 Potential Equity Benefits Upon Change in Control and Termination Table1

Name	Death or Disability	Termination by the Company Without Cause or by the NEO for Good Reason	Change in Control
James R. Belardi	$10,846,553	$—	$—
Grant Kvalheim	$1,929,564	$—	$—
Martin P. Klein	$3,598,341	$—	$—
Michael S. Downing	$1,845,333	$—	$—
Douglas Niemann	$2,317,690	$—	$—
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

Name of Executive	Termination Scenario[1]	Athene Severance Pay
James R. Belardi	Voluntary Separation	$—
	Involuntary Separation	$5,905,293	2
	Termination For Cause	$—
Grant Kvalheim	Voluntary Separation	$—
	Involuntary Separation	$100,000	3
	Termination For Cause	$—
	Termination Due to Death	$100,000	4
Martin P. Klein	Voluntary Separation	$—
	Involuntary Separation	$650,000	3
	Termination For Cause	$—
	Termination Due to Death	$100,000	4
Michael S. Downing	Voluntary Separation	$—
	Involuntary Separation	$625,000	3
	Termination For Cause	$—
	Termination Due to Death	$100,000	4
Douglas Niemann	Voluntary Separation	$—
	Involuntary Separation	$550,000	3
	Termination For Cause	$—
	Termination Due to Death	$100,000	4
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
2.The total amount reported here represents the Company’s portion of the severance payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability, each of which is defined as an involuntary termination under Mr. Belardi’s employment agreement. In each of these scenarios, Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. In addition, Mr. Belardi would be entitled to reimbursement in an amount equal to $60,193 for the cost of continued medical coverage at active employee rates for up to 18 months. In the event of an involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional severance payment equal to his then-annual base salary multiplied by a bonus percentage, calculated based on the bonus paid to him in the year preceding his termination and divided by his annual base salary in the year preceding his termination. The amount reported here includes such additional severance payment, which would only be payable in the event of an involuntary termination other than due to death or disability. Under the ISG partnership agreement, on an involuntary termination or a resignation that satisfies the partnership agreement's notice and other requirements, Mr. Belardi's ISG partnership interest will be redeemable for an amount equal to five times the average annual distributions on the ISG partnership interest for the preceding two years. Any redemption of the ISG partnership interest is subject to Mr. Belardi's continued compliance with all applicable restrictive covenants, and may be settled in cash or stock at our option. Mr. Belardi would have been eligible to receive an amount equal to $230,851,045 upon an involuntary termination on December 31, 2024 in redemption of his ISG partnership interest, which may be payable in cash or in shares of common stock in the Company’s discretion. Mr. Belardi is obligated to protect our confidential information both during and after employment. He is also obligated to refrain from competing or soliciting customers until 12 months after he ceases to own or control his ISG partnership interest, and from soliciting employees until 24 months after such cessation.
3.Severance does not include any pro-rata bonus payable at the discretion of the Company.
4.The amounts reported reflect amounts payable to the NEO’s designated beneficiary under the Company’s Executive Pre-Retirement Death Benefit Plan in the event of the NEO’s death prior to his termination of employment.

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

We identified the median employee in 2024 by examining the total cash compensation for all employees, excluding our CEO, for the period from January 1, 2024 to December 31, 2024, who were employed by us as of December 31, 2024. We included all employees, whether employed on a full-time, part-time, or seasonal basis. In the US, we distinguished employees versus independent contractors based on the methodology we use for payroll purposes, which is based on IRS guidance. For non-US employees, we classified persons as our employees if we were the employer of record. Employees on leave of absence were included in the employee headcount. In identifying the median employee, we used total cash compensation, consisting of base salary plus target level bonus or variable sales-related compensation, as the consistently applied compensation measure. We believe the use of total cash compensation as the consistently applied compensation measure is reasonable because cash compensation represents the principal form of compensation that we use as we do not widely distribute annual equity awards to employees.

We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except that for any employee as of December 31, 2024 who was employed by us for only a portion of the period from January 1, 2024 to December 31, 2024, we adjusted their compensation as if the employee was employed for the entire period. We applied a US dollar exchange rate as of December 31, 2024 to any compensation paid in non-US currency.

In accordance with Item 402(u) of Regulation S-K, after identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the 2024 Summary Compensation Table. However, we used a different measurement of compensation to identify the median employee than we did for calculating the total compensation set forth in the 2024 Summary Compensation Table. Among other things, the 2024 Summary Compensation Table includes in compensation the value of equity awards.

For 2024,

•The annual total compensation of the median employee of the Company (other than Mr. Belardi) (the Median Employee) was $97,044.
•Mr. Belardi’s annual total compensation, as reported in the Total column of the 2024 Summary Compensation Table, was $62,167,609.
•Based on this information, the ratio of the annual total compensation of Mr. Belardi to the annual total compensation of the Median Employee is estimated to be 641 to 1.
Director Compensation

Neither Mr. Belardi nor any Apollo director, other than Dr. Puffer, who is not an employee of Apollo but acts as a consultant to Apollo and its affiliates, receive any additional compensation for serving as a director. For 2024, each of our other directors was eligible to receive annual compensation, all of which was paid in cash. No fees were paid specifically for attending regular board or committee meetings. In light of the workload and broad responsibilities of the lead director, the lead director received additional annual compensation, payable in cash. Further, the chairpersons and non-chair members of the standing committees of the board of directors were entitled to receive additional cash retainers each year. A member of a committee who was also the chair of that committee received only the committee chair fee.

Element of Compensation	2024 fees
Annual retainer	$270,000
Lead director fees	36,750
Audit committee chair	36,500
Legal and regulatory committee chair	21,000
Risk committee chair	21,000
Audit committee members (non-chairperson)	15,750
Conflicts committee members (non-chairperson)	10,500
Legal and regulatory committee members (non-chairperson)	10,500
Risk committee members (non-chairperson)	10,500

In addition, Mses. Taitz and Hormozi and Messrs. Borden and Ruisi each served as a director on the boards of one or more of our subsidiaries, for which they each received separate compensation.

Furthermore, Mr. Beilinson served on a special committee, for which he received separate compensation. The board of directors forms special committees from time to time to evaluate and provide recommendations to the board on potential significant transactions, including transactions involving Apollo that are outside the ordinary responsibilities of the conflicts committee. Due to the extensive demands on special committee members as a result of the conflicts involved and the complexity of the underlying transactions, the board has approved certain fixed fees to compensate special committee members for their additional service to the Company.

Robert L. Borden previously served on our board of directors. On March 11, 2024, Mr. Borden and the Company entered into a services agreement, pursuant to which Mr. Borden was paid a consulting fee of $250,000 in exchange for providing certain services to the Company through March 31, 2024 relating to consulting and advising senior management regarding the Company’s corporate strategy, investment portfolio and potential investment transactions. Mr. Borden resigned from our board of directors, effective March 31, 2024.

None of our non-employee directors held any outstanding equity awards as of December 31, 2024.

The table below indicates the elements and total value of cash compensation granted to each eligible director for services performed in 2024. Bogdan Ignaschenko, Marc Rowan, and Vishal Sheth did not receive any additional compensation for their service on the board of directors in 2024. Mr. Beilinson, Ms. Hormozi and Mr. Swann also serve on the AGM board of directors and received additional compensation for such service in 2024. As these services were not performed for Athene, the compensation for such services has been excluded from the table below.

2024 Director Compensation Table

Name	Fees Earned or Paid in Cash[1]		All Other Compensation[2]	Total
Marc Beilinson	$417,752	[4]	$—	$417,752
Robert L. Borden[3]	76,688		257,500	334,188
Mitra Hormozi	291,000		99,375	390,375
Brian Leach	312,659		—	312,659
Dr. Manfred Puffer	291,000		—	291,000
Lawrence J. Ruisi	317,000		75,000	392,000
Lynn Swann	280,500		—	280,500
Hope Schefler Taitz	322,252		108,750	431,002

[1] This column reflects the retainer and fees earned in 2024 for service on the board of directors and committees.
[2] This column reflects (i) fees earned in 2024 for serving as a director of a subsidiary/subsidiaries of the Company, and (ii) for Mr. Borden, a consulting fee of $250,000.
3 Mr. Borden resigned from the board of directors, effective March 31, 2024.
[4] Includes $90,000 received for serving on a special board committee.

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

The following table sets forth information regarding the beneficial ownership of AGM’s common stock as of February 1, 2025 by (i) each of our directors, (ii) each person who is a named executive officer for 2024, and (iii) all directors and executive officers as a group. The percentages of beneficial ownership are based on 565,738,933 shares of AGM common stock issued and outstanding as of February 1, 2025. The address of each of our directors and executive officers listed in the table below is c/o Athene Holding Ltd., 7700 Mills Civic Pkwy, West Des Moines, IA 50266.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the shares of AGM common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws.

	Amount and Nature of Beneficial Ownership
	Shares of AGM Common Stock Beneficially Owned
	Number of Shares[1]		Percent
Executive Officers and Directors
James R. Belardi	6,268,347	[2]	1.1%
Grant Kvalheim	2,282,982	[3]	*
Martin P. Klein	421,888		*
Michael Downing	199,437		*
Douglas Niemann	58,798		*
Marc Beilinson	112,261		*
Mitra Hormozi	14,702	[4]	*
Bogdan Ignaschenko	37,642		*
Brian Leach	38,503	[5]	*
Dr. Manfred Puffer	37,722		*
Marc Rowan	34,332,816	[6]	6.1%
Lawrence J. Ruisi	40,000		*
Vishal Sheth	29,494		*
Lynn Swann	5,510		*
Hope Schefler Taitz	75,700		*
All directors and executive officers as a group (15 persons)[7]	43,955,802		7.8%

*	Represents less than 1%
1 The number of shares included in the table above includes the following underlying RSUs that will be delivered within 60 days of February 1, 2025: 88,017 shares for Mr. Belardi; 54,504 shares for Mr. Kvalheim; 46,836 shares for Mr. Klein; 24,953 shares for Mr. Downing; and 25,414 shares for Mr. Niemann.

2 Includes 508,572 vested options to acquire common stock. The number of shares presented are directly and indirectly held by vehicles over which the named individual may be deemed to directly or indirectly exercise voting and investment control. The number of shares presented includes 303 shares held in an account of the mother of the named individual, over which the named individual has a power of attorney.

3 452,777 shares underlying RSUs, which shares are deliverable to the individual in the future as part of a previously disclosed award, have been excluded from the table above because the individual does not have the right to acquire voting or dispositive power over these shares within the next 60 days.

4 Includes shares held by a third-party independently managed account that belongs to an entity controlled by the named individual’s spouse and over which the named individual’s spouse has a pecuniary interest.

5 The number of shares includes shares held by a trust for the benefit of the named individual for which the named individual acts as trustee.

6 The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control. The number of shares presented includes 2,500,000 AGM shares pledged by certain of Mr. Rowan’s affiliated entities in support of entering into prepaid variable forward contracts, representing approximately 7% of the AGM shares beneficially owned by Mr. Rowan.

7 The number of directors and executive officers as a group includes directors and named executive officers for 2024.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and transactions since January 1, 2024, for which the amount involved exceeds $120,000 and our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our voting common stock, including Apollo, have a direct or indirect material interest as well as certain other transactions.

Relationships and Related Party Transactions Involving Apollo or its Affiliates

AGM owns all of our outstanding common stock. Through our longstanding relationship with Apollo, which was a co-founder of the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. James R. Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Mr. Belardi is also a director of the general partner of ISG. One of our other directors, Mr. Rowan, also serves as a director of the general partner of ISG. Additionally, six of the twelve members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo or its affiliates. Six members of our board of directors, James Belardi, Marc Rowan, Marc Beilinson, Mitra Hormozi, Brian Leach, and Lynn Swann, also serve as directors of AGM.

Investment Management Relationships

We had total investments, including related parties and consolidated VIEs, of $315.0 billion as of December 31, 2024. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

We believe that our relationship with Apollo has contributed to and will continue to contribute to our strong financial performance. For the year ended December 31, 2024, we generated net investment income of $14.5 billion. Net of the aforementioned fees, we achieved a consolidated net investment earned rate of 5.03% for the year ended December 31, 2024.

Fee Structure – Under the Fee Agreement, we pay Apollo a base management fee of (1) 0.225% per year of the lesser of (A) $103.4 billion, which represents the aggregate market value of substantially all of the assets in the investment accounts and operating cash accounts of or relating to us and/or our subsidiaries, whether or not managed by ISG (Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. We also pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. In addition to the base and sub-allocation fees specified above, we pay Apollo a target annual target performance fee of $37.5 million, with the amount of the annual performance fee ranging from between 0% and 200% of such target amount, based on our performance against our spread related earnings for the year relative to our targets. In connection with the adoption of the performance fee, ISG committed to implement service level improvements with respect to certain investment management related services provided by it to AHL. For the year ended December 31, 2024, we incurred management fees, inclusive of base, sub-allocation and performance fees, of $1.3 billion.

The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $1.3 billion for the year ended December 31, 2024. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

From time to time, we participate in transactions in which one or more service providers affiliated with Apollo (each, an Apollo-Affiliated Service Provider) provide certain advisory services, such as structuring, capital markets advisory, syndication and/or other related services, and receive fees for such services (collectively, Apollo-ASP Fees). In 2024, we participated in 40 such transactions and bore the economic cost of $200 million of Apollo-ASP Fees. From time to time, we may receive certain upfront fees and/or fee rebates, in respect of our participation in such transactions. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which we are invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles.

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

Apollo Fund Investments

Apollo invests certain of our assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by Apollo or by one or more of Apollo’s subsidiaries (Apollo Fund Investments). Apollo Fund Investments comprised 98% of our net alternative investment portfolio as of December 31, 2024. Apollo’s alternative investment strategy is inherently opportunistic and subject to concentration limits on specific risks. We opportunistically allocate approximately 5% of the assets in the Accounts to alternative investments. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (2) investments that we believe have less downside risk. As of December 31, 2024, 5% of our net invested assets were invested in Apollo Fund Investments. Fees related to such invested assets varied from 0% to 2% per year with respect to management fees and 0 to 20% of profits for carried interest, subject in many cases to preferred return hurdles.

Our Apollo Fund Investments, net of ACRA noncontrolling interests, consisted of the following:

	December 31, 2024
(In millions, except percentages)	Invested Asset Value	Percentage of Total
Strategic origination platforms
Wheels	$581	4.9%
Redding Ridge	581	4.9%
MidCap Financial	544	4.6%
Aqua Finance	309	2.6%
Skylign	300	2.5%
Foundation Home Loans	184	1.6%
Other	776	6.7%
Strategic origination platforms	3,275	27.8%
Apollo and other investments
Real assets	1,691	14.4%
Private equity	1,107	9.4%
Structured equity and other	522	4.4%
Equity	3,320	28.2%
Credit	1,481	12.6%
Liquid assets and other	851	7.2%
Apollo and other investments	5,652	48.0%
Total AAA	8,927	75.8%
Retirement Services
Athora	1,125	9.7%
Venerable	273	2.3%
Retirement Services	1,398	12.0%
Apollo and other investments
Equity	908	7.7%
Credit	523	4.4%
Other	13	0.1%
Apollo and other investments	1,444	12.2%
Total Non AAA	2,842	24.2%
Net alternative investments – related parties	$11,769	100.0%

As of December 31, 2024, 15.0% of our total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which Apollo, or an Apollo affiliate, has significant influence or control over the issuer of a security or the sponsor of the investment fund, as well as funds withheld reinsurance assets relating to Venerable. The following table summarizes our cash flow activity related to these investments for the period presented below:

(In millions)	Year ended December 31, 2024
Sales, maturities and repayments	$9,426
Purchases	(15,589)

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

Apollo Aligned Alternatives

The majority of our alternative investments are held in AAA and we consolidate AAA as a VIE. Apollo established AAA to provide a single vehicle through which investors may participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative AUM by raising capital from third parties, which allows us to achieve greater scale and diversification for alternatives.

Athora

We have a direct investment in Athora’s equity which we hold as an investment fund and, as of December 31, 2024, represented 10% of the aggregate voting power of and 16% of the economic interest in Athora. We have also directly invested in Athora’s non-redeemable preferred equity and corporate debt securities. The following summarizes our net invested assets in Athora:

(In millions)	December 31, 2024
Investment fund	$1,125
Non-redeemable preferred equity and corporate debt securities	277
Total Athora net invested assets	$1,402

We also have a Cooperation Agreement (Cooperation Agreement), dated January 1, 2018, between us and Athora. Pursuant to the Cooperation Agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (a) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (b) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, and (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom). Notwithstanding the foregoing, pursuant to the Cooperation Agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the Cooperation Agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the Cooperation Agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2024, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries. We are currently in discussions with Athora regarding the potential mutual termination of the Cooperation Agreement.

As of December 31, 2024, we had outstanding funding agreements in the aggregate principal amount of $57 million issued to Athora. We also have commitments to make additional investments in Athora of $502 million as of December 31, 2024. Additionally, our Executive Vice President and Chief Financial Officer, Mr. Klein, and one of our directors, Mr. Rowan, currently serve on the board of Athora, and certain of our directors are also indirect investors in Athora.

Atlas

In connection with our, Apollo and CS’s previously announced transaction, certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase price obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, AAM and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM each issued an assurance letter to CS to guarantee the full amount. Our guarantees are not probable of payment; therefore, no liabilities have been recorded for the guarantees on the consolidated financial statements.

Certain affiliates of us (the Athene Lenders) have also entered into junior financing transactions with Atlas as part of the Transaction, pursuant to which the Athene Lenders have agreed to make loans to certain affiliates of Atlas from time to time up to an aggregate of $800 million for a specified revolving period. The Athene Lenders have also entered into junior financing transactions pursuant to repurchase arrangements with Atlas as part of the Transaction, pursuant to which the Athene Lenders have agreed, on an uncommitted basis, to make loans to certain affiliates of Atlas from time to time in connection with the financing of residential and commercial mortgage loans. In addition, the Athene Lenders have entered into a financing transaction in which it extended a portion of two classes of rated loans to an affiliate of Atlas in connection with the financing of certain warehouse loans. The Athene Lenders are also part of a syndicate of lenders of a swingline loan facility that is extended to certain affiliates of Atlas.

We have an equity interest in Atlas through our investment in AAA, and additionally directly hold fixed income securities and reverse repurchase agreements issued by Atlas. The following summarizes our net invested assets in Atlas:

(In millions)	December 31, 2024
Investment fund	$21
Fixed income securities	1,546
Reverse repurchase agreement	439
Total Atlas net invested assets	$2,006

Catalina

We have an investment in Apollo Rose. Apollo Rose holds common and preferred equity interests in Catalina. In January 2024, we entered into a reinsurance agreement with Catalina Re Archdale Life Insurance Company Ltd., a subsidiary of Catalina, to cede a quota share of certain of our retail annuity business issued on or after January 1, 2024. During the third quarter of 2024, we distributed $141 million of our investment in Apollo Rose representing Catalina common equity interests to AGM as a dividend. As of December 31, 2024, we held net invested assets of $205 million relating to Catalina preferred interests. Additionally, one of our directors, Mr. Puffer, currently serves on the board of Catalina.

Challenger

During the third quarter of 2024, we sold $62 million of our direct interests in Challenger. We also sold $65 million of our interests in AP Liberty, representing preferred interests in Challenger, to AGM. Additionally, we exchanged $33 million of AP Liberty interests, representing common interests in Challenger, for preferred interests, and purchased an additional $12 million of preferred interests from AGM.

MidCap Financial

We hold equity investments in MidCap Financial through our investment in AAA and directly hold senior unsecured notes and fixed income securities. In addition, one of our directors, Hope Taitz, currently serves on the board of MidCap Financial. The following summarizes our net invested assets in MidCap Financial and its affiliates:

(In millions)	December 31, 2024
Investment fund	$544
Senior unsecured notes	127
Fixed income securities	1,473
Total MidCap Financial net invested assets	$2,144

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

Skylign

We have investments in Skylign, a leading aviation finance group focused on aircraft lending and leasing. The group comprises two operating businesses, namely PK Air, a provider and arranger of loans secured by commercial aircraft and aircraft engines, and Perseus, a global aircraft leasing, management and finance company. We an equity investment through our investment in AAA and directly hold fixed income securities issued by Skylign. We have commitments to make additional investments in Skylign of $40 million as of December 31, 2024. The following summarizes our net invested assets in Skylign:

(In millions)	December 31, 2024
Investment fund	$300
Fixed income securities	1,558
Total Skylign net invested assets	$1,858

Venerable

VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable. We have direct a minority equity investment in VA Capital, and also have term loans receivable from Venerable due in 2033. Additionally, during the year ended December 31, 2024, we purchased an interest in AP Violet ATH Holdings, LP for $95 million from Athora. AP Violet ATH Holdings, LP owns an interest in VA Capital. The following summarizes our net invested assets relating to Venerable:

(In millions)	December 31, 2024
Investment fund	$273
Term loans receivable	265
Total Venerable net invested assets	$538

Additionally, certain of our directors and executive officers are co-investors with us in our minority equity investment in VA Capital and the term loans to Venerable.

Wheels

We invest in Wheels indirectly through our investment with AAA. Additionally, we directly hold fixed income securities issued by Wheels. We expect Wheels will continue to issue ABS securities going forward which may be appropriate for our investment portfolio. We also have commitments to make additional investments in Wheels of $100 million as of December 31, 2024.The following summarizes our net invested assets in Wheels:

(In millions)	December 31, 2024
Investment fund	$581
Fixed income securities	684
Total Wheels net invested assets	$1,265

ACRA

In order to support growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We own 37% of ACRA 1’s economic interests and all of ACRA 1’s voting interests, with the remaining 63% of the economic interests being owned by ADIP I, a series of funds managed by Apollo. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

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

As of December 31, 2024, ALRe, ALReI and AARe had retroceded to ACRA $114.2 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above.

As of December 31, 2024, ADIP II had raised approximately $6.0 billion in capital commitments, of which $3.5 billion was available to deploy into future transactions. As of December 31, 2024, there were no remaining ADIP I capital commitments available to deploy.

During the year ended December 31, 2024, we received capital contributions relating to ACRA of $954 million from ADIP and distributed $920 million to ADIP.

Acquisition of ADIP limited partnership interests

Effective October 1, 2024, we consummated a tender offer for certain limited partnership interests in the funds that comprise ADIP I for an aggregate purchase price of $232 million, of which $38 million was purchased from an affiliate of Apollo. The purpose of the tender offer was to provide greater tax efficiency to US taxable investors in ADIP I who were adversely impacted following the merger between us and Apollo, as well as liquidity for other investors. As part of the tender offer, we purchased ADIP I limited partnership interests held by Vishal Sheth and an entity controlled by James Belardi for $587,151 and $4,193,938, respectively.

Also effective October 1, 2024, we purchased $27 million of limited partnership interests in ADIP II from an affiliate of Apollo. As of December 31, 2024, we had remaining capital commitments to ADIP of $324 million.

Commercial Mortgage Loan Servicing Agreements

We have entered into commercial mortgage loan servicing agreements with Apollo. Pursuant to these agreements, we have engaged Apollo to (1) assist with the origination of and provide servicing of, commercial loans that we own or in which we participate, which are secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties. During the year ended December 31, 2024, we incurred $0.3 million under the commercial mortgage loan servicing agreements.

Dividends Declared and Other Contributions

During the year ended December 31, 2024, our board of directors declared and we paid common stock dividends of $951 million, of which $499 million were provided to AGM in the form of assets in kind, which included Catalina interests as discussed previously. Additionally, we received contributions from AGM of $52 million during the year ended December 31, 2024.

Intercompany Notes

AHL and AGM entered into two unsecured revolving notes each dated as of December 13, 2022 which permit AHL and AGM to borrow up to $500 million from each other with an interest rate equal to the mid-term applicable federal rate in effect each day on which there is a principal balance and a maturity date of December 13, 2025. As of December 31, 2024, the revolving note receivable from AGM had an outstanding principal balance of $142 million and there was no outstanding balance on the revolving note payable to AGM.

Investment Portfolio Trades with Affiliates

From time to time, Apollo executes cross trades which involve the purchase or sale of assets in a transaction between us, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which Apollo or its affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, we may purchase or sell securities from or to related parties, other than through a cross trade transaction. We believe that these transactions are undertaken at market rates, and are executed based on third-party valuations where possible. For the year ended December 31, 2024, the aggregate value of such transactions where we acquired investments from related parties amounted to $230 million. For the year ended December 31, 2024, we sold $132 million of investments to related parties.

Services Agreement

We have entered into a services agreement (Services Agreement) with AGM and AAM, which provides a framework pursuant to which each of the Company, AGM and AAM may, in its sole discretion, provide (or cause its direct or indirect subsidiaries to provide) services to one another on a non-exclusive basis following completion of the Mergers. Pursuant to the Services Agreement, any party may request that another party provide finance, investor relations, legal, compliance, consulting, investment professional, executive, administrative and other services to the requesting party. The provision of any services pursuant to the Services Agreement will be subject to the mutual agreement of the service recipient and the service provider, and the service recipient will be required to pay fees and expenses to the service provider as may be mutually agreed by such service recipient and service provider. In addition, the service recipient will be required to indemnify the service provider against any loss or liability arising out of the services provided by the service provider pursuant to the Services Agreement. For the year ended December 31, 2024, we paid or reimbursed Apollo or its affiliates $42 million in fees and expenses pursuant to the Services Agreement.

Shared Service Agreements

We have entered into shared services agreements with ISG. Under these agreements, we and ISG make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days’ notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things. During the year ended December 31, 2024, we paid ISG $13 million under the shared services agreements.

Strategic Partnership

We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities. This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo are designed to be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership remain subject to our existing governance processes, including approval by our conflicts committee, where applicable. The majority of our Strategic Partnership investments are held in AAA. During the year ended December 31, 2024, we invested a net $32 million under the Strategic Partnership.

Rackspace Global Services Agreement

We have a global services agreement with Rackspace US, Inc. (Rackspace), a portfolio company of a fund managed by Apollo, pursuant to which Rackspace provides us with certain information technology services. The term of the agreement is three years and during the year ended December 31, 2024, we paid or accrued $0.7 million for services rendered.

Third Party Sub-Advisory Agreements

In the limited instances in which Apollo desires to invest in asset classes for which it does not possess the investment expertise or sourcing abilities required to manage the assets, or in instances in which Apollo makes the determination that it is more effective or efficient to do so, Apollo mandates third-party sub-advisors to invest in such asset classes, and we reimburse Apollo for fees paid to such sub-advisors. For the year ended December 31, 2024, we reimbursed $10 million of sub-advisory fees to Apollo for the benefit of third-party sub-advisors.

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

Susy Gooding, who served as SVP Group Treasurer until her resignation effective March 18, 2024, is the spouse of a related person as defined in our Related Party Transactions Policy. Ms. Gooding’s compensation in 2024 was approved by the Audit Committee as a related party transaction because her compensation was in excess of $120,000. Ms. Gooding was not a named executive officer in 2024.

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

Our bylaws require us to maintain a conflicts committee designated by our board of directors, consisting of directors who are not officers, general partners, directors (other than independent directors of AGM), managers or employees of any member of the Apollo Group. The conflicts committee consists of Messers. Beilinson and Ruisi, and Ms. Taitz. The conflicts committee reviews and approves material transactions by and between the Company and its subsidiaries, on the one hand, and the Apollo Group, on the other hand, including any modification or waiver of the IMAs with the applicable Apollo subsidiary, subject to certain exceptions.

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

Item 14.    Principal Accountant Fees and Services

Principal Accountant Fees and Services

Deloitte & Touche LLP serves as our principal accountant. The following summarizes the fees for services provided by Deloitte & Touche LLP:

	Years ended December 31,
	2024			2023
(In millions)	Athene	Consolidated VIEs	Total	Athene	Consolidated VIEs	Total
Audit fees[1]	$18	$3	$21	$18	$3	$21
Audit-related fees[2]	1	—	1	1	—	1
Tax fees
Tax compliance fees	1	—	1	1	—	1
Tax advisory fees	—	—	—	1	—	1
All other fees	—	—	—	—	—	—
Total	$20	$3	$23	$21	$3	$24

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

ATHENE HOLDING LTD.
Schedule I — Summary of Investments — Other Than Investments in Related Parties

	December 31, 2024
(In millions)	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
AFS securities
US government and agencies	$8,413	$7,151	$7,151
US state, municipal and political subdivisions	1,167	921	921
Foreign governments	2,082	1,568	1,568
Public utilities	15,496	13,669	13,669
Redeemable preferred stock	1,115	1,115	1,115
Other corporate	78,375	68,774	68,774
Convertibles and bonds with warrants attached	20	27	27
CLO	29,524	29,182	29,182
ABS	24,779	24,201	24,201
CMBS	11,158	10,741	10,741
RMBS	8,587	8,015	8,015
Trading securities	1,935	1,583	1,583
Total fixed maturity securities	182,651	166,947	166,947
Equity securities
Public utilities	24	22	22
Banks, trust and insurance companies common stock	—	—	—
Industrial, miscellaneous and all other common stock	9	9	9
Nonredeemable preferred stocks	1,325	1,259	1,259
Total equity securities	1,358	1,290	1,290
Mortgage loans	65,474		63,239
Investment funds	107		107
Policy loans	318		318
Funds withheld at interest	18,866		18,866
Derivative assets	8,154		8,154
Short-term investments	456		447
Other investments	2,914		2,915
Total investments	$280,298		$262,283

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Balance Sheets

	December 31,
(In millions, except per share data)	2024	2023
Assets
Investments, at fair value	$123	$8
Cash and cash equivalents	807	326
Investments in related parties, at fair value	1,330	1,331
Other assets (related party: 2024 – $153 and 2023 – $121)	433	400
Notes and other receivables from subsidiaries	46	27
Investments in subsidiaries	21,750	16,577
Total assets	$24,489	$18,669
Liabilities and Equity
Liabilities
Debt	$6,309	$4,209
Other liabilities (related party: 2024 – $58 and 2023 – $14)	236	133
Notes and other payables to subsidiaries	1,584	489
Total liabilities	8,129	4,831
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Series E – par value $1 per share; $500 aggregate liquidation preference; authorized, issued and outstanding: 2024 and 2023 – 0.0 shares	—	—
Common stock – par value $0.001 per share; authorized: 2024 and 2023 – 425.0 shares; issued and outstanding: 2024 and 2023 – 203.8 shares	—	—
Additional paid-in capital	19,588	19,499
Retained earnings (accumulated deficit)	2,237	(92)
Accumulated other comprehensive loss	(5,465)	(5,569)
Total Athene Holding Ltd. stockholders’ equity	16,360	13,838
Total liabilities and equity	$24,489	$18,669

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
Statements of Income (Loss) and Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2024	2023	2022
Revenue
Net investment income (loss) (related party: 2024 – $(80), 2023 – $85 and 2022 – $58)	$(29)	$103	$65
Investment related gains (losses)	69	—	31
Other revenues	1	2	—
Total revenues	41	105	96
Benefits and Expenses
Operating expenses (related party: 2024 – $127, 2023 – $106 and 2022 – $99)	459	345	304
Total benefits and expenses	459	345	304
Loss before income taxes and equity earnings in subsidiaries	(418)	(240)	(208)
Income tax expense (benefit)	(70)	(36)	1
Equity earnings (losses) in subsidiaries	3,809	4,869	(2,701)
Net income (loss) available to Athene Holding Ltd. stockholders	3,461	4,665	(2,910)
Less: Preferred stock dividends	181	181	141
Net income (loss) available to Athene Holding Ltd. common stockholder	$3,280	$4,484	$(3,051)

Net income (loss) available to Athene Holding Ltd. stockholders	$3,461	$4,665	$(2,910)
Other comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	104	1,749	(7,321)
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$3,565	$6,414	$(10,231)

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Statements of Cash Flows

	Years ended December 31,
(In millions)	2024	2023	2022
Net cash used in operating activities	$(336)	$(326)	$(248)
Cash flows from investing activities
Sales, maturities and repayments of investments	42	3	21
Purchases of investments (related party: 2024 – $(205), 2023 – $(8) and 2022 – $(195))	(891)	(8)	(244)
Capital contributions to subsidiaries	(541)	(335)	(275)
Receipts on loans to subsidiaries and parent	8	24	333
Issuances of loans to subsidiaries and parent	(411)	(103)	(328)
Other investing activities, net	(2)	(19)	46
Net cash used in investing activities	(1,795)	(438)	(447)
Cash flows from financing activities
Proceeds from debt	2,169	589	399
Proceeds from notes payable to subsidiaries	1,551	1,135	1,085
Repayment of notes payable to subsidiaries	(475)	(1,545)	(265)
Capital contributions from parent	—	1,250	—
Issuance of preferred stock, net of expenses	—	—	487
Preferred stock dividends	(226)	(136)	(141)
Common stock dividends	(452)	(938)	(1,313)
Other financing activities, net	45	(6)	(2)
Net cash provided by financing activities	2,612	349	250
Net increase (decrease) in cash and cash equivalents	481	(415)	(445)
Cash and cash equivalents at beginning of year	326	741	1,186
Cash and cash equivalents at end of year	$807	$326	$741

Supplementary information
Cash paid for interest	$239	$139	$111
Non-cash transactions
Investments distributed as capital contributions to subsidiaries	693	—	—
Investments distributed as common stock dividends	499	—	—
Distributions to parent	—	—	2,145
Investments transferred to subsidiary for settlement of loans	429	—	82

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

2. Intercompany Transactions

Unsecured Revolving Notes Receivable—AHL has unsecured revolving notes receivable from subsidiaries Athene USA Corporation (AUSA), Athene Life Re Ltd. (ALRe) and Athene Life Re International Ltd. (ALReI).

The unsecured revolving note receivable from AUSA has a borrowing capacity of $500 million and had an outstanding balance of $0 million and $41 million as of December 31, 2024 and 2023, respectively. Interest accrues at a fixed rate of 4.08% per year, and the balance is due on July 1, 2031, or earlier at AHL’s request.

The unsecured revolving note receivable from ALRe has a borrowing capacity of $4 billion and had no outstanding balance as of December 31, 2024 and 2023. Interest accrues at a fixed rate of 2.29% and has a maturity date of December 15, 2028, or earlier at AHL’s request.

The unsecured revolving note receivable from ALReI has a borrowing capacity of $100 million and had no outstanding balance as of December 31, 2024 and 2023. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of July 1, 2028, or earlier at AHL’s request.

Unsecured Revolving Notes Payable—In addition to the unsecured revolving notes receivable described above, AHL has unsecured revolving notes payable with AUSA and ALRe.

The unsecured revolving note payable to AUSA permits AHL to borrow up to $500 million with a fixed interest rate of 4.08% and a maturity date of July 1, 2031. As of December 31, 2024 and 2023, the revolving note payable had an outstanding balance of $18 million and $0 million, respectively.

The unsecured revolving note payable to ALRe permits AHL to borrow up to $4 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2024 and 2023, the revolving note payable had an outstanding balance of $1,562 million and $486 million, respectively.

3. Debt and Guarantees

AHL has entered into a capital maintenance agreement with Athene Annuity and Life Company (AAIA), pursuant to which AHL agrees to provide capital to AAIA to the extent that its capital falls below a specified threshold as set with its domestic regulator. In addition, AHL entered into a capital maintenance agreement with its indirect subsidiary Athene London Assignment Corporation (Athene London) pursuant to which AHL agreed to contribute cash, cash equivalents, marketable securities or other liquid assets so as to maintain capital in Athene London to ensure that it has the necessary funds to timely satisfy any obligations it has under any assumed settlement agreement. AHL does not anticipate making any capital infusions in Athene London pursuant to the capital maintenance agreement.

See Note 11 – Debt and Note 16 – Commitments and Contingencies to the consolidated financial statements for additional information on AHL debt and guarantees.

4. Dividends, Return of Capital and Capital Contributions

During the years ended December 31, 2024, 2023 and 2022, AHL received no dividends from subsidiaries. During the years ended December 31, 2024, 2023 and 2022, AHL contributed $1,234 million, $335 million and $275 million, respectively, to subsidiaries. See Note 14 – Statutory Requirements to the consolidated financial statements for additional information on subsidiary dividend restrictions.

ATHENE HOLDING LTD.
Schedule III — Supplementary Insurance Information

(In millions)	DAC, DSI and VOBA	Future policy benefits, losses, claims and loss expenses[1]	Other policy claims and benefits payable[2]	Premiums	Net investment income	Benefits, claims, losses and settlement expenses[3]	Amortization of DAC, DSI and VOBA	Policy and other operating expenses
2024
Total	$7,173	$307,567	$107	$1,318	$14,481	$11,901	$941	$2,213

2023
Total	$5,979	$261,708	$98	$12,749	$11,130	$21,067	$688	$1,848

2022
Total	$4,466	$218,696	$129	$11,638	$7,571	$11,346	$444	$1,495

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

ATHENE HOLDING LTD.
Schedule IV — Reinsurance

(In millions, except percentages)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2024
Life insurance in force at end of year	$20,801	$24,255	$7,101	$3,647	194.7%
Premiums	1,089	84	313	1,318	23.7%
Year ended December 31, 2023
Life insurance in force at end of year	22,708	27,107	8,242	3,843	214.5%
Premiums	10,525	89	2,313	12,749	18.1%
Year ended December 31, 2022
Life insurance in force at end of year	24,433	25,399	2,355	1,389	169.5%
Premiums	11,373	112	377	11,638	3.2%

ATHENE HOLDING LTD.
Schedule V — Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2024
Valuation allowance on deferred tax assets	$25	$23	$—	$—	$48
Year ended December 31, 2023
Valuation allowance on deferred tax assets	105	148	—	(228)	25
Year ended December 31, 2022
Valuation allowance on deferred tax assets	66	53	—	(14)	105

EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 2, 2024).
3.1.2	Certificate of Change of Registered Agent and/or Registered Office, dated as of August 26, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 6, 2024).
3.2	Bylaws of Athene Holding Ltd., effective December 31, 2023 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on January 2, 2024).
4.1.1
Indenture for Debt Securities, dated as of January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2018).

4.1.2.1
First Supplemental Indenture, dated January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on January 12, 2018).

4.1.2.2	Form of 4.125% Senior Notes due 2018 (included in Exhibit 4.2 to the Form 8-K filed on January 12, 2018, which is incorporated by reference).
4.1.3.1
Second Supplemental Indenture, dated April 3, 2020, between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 6, 2020).

4.1.3.2	Form of 6.150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 6, 2020).
4.1.4.1
Third Supplemental Indenture, dated October 8, 2020, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 8, 2020).

4.1.4.2	Form of 3.500% Senior Notes due 2031 (included in Exhibit 4.2 to the Form 8-K filed on October 8, 2020, which is incorporated by reference).
4.1.5.1
Fourth Supplemental Indenture, dated May 25, 2021, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 25, 2021).

4.1.5.2	Form of 3.950% Senior Notes due 2051 (included in Exhibit 4.2 to the Form 8-K filed on May 25, 2021, which is incorporated by reference).
4.1.6.1
Fifth Supplemental Indenture, dated December 13, 2021, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 13, 2021).

4.1.6.2	Form of 3.450% Senior Notes due 2052 (included in Exhibit 4.2 to the Form 8-K filed on December 13, 2021, which is incorporated by reference).
4.1.7.1
Sixth Supplemental Indenture, dated November 21, 2022, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 21, 2022).

4.1.7.2	Form of 6.650% Senior Notes due 2033 (included in Exhibit 4.2 to the Form 8-K filed on November 21, 2022, which is incorporated by reference).
4.1.8.1
Seventh Supplemental Indenture, dated December 12, 2023, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2) to the Form 8-K filed on December 12, 2023).

4.1.8.2	Form of 5.875% Senior Notes due 2034 (included in Exhibit 4.2 to the Form 8-K filed on December 12, 2023, which is incorporated by reference).
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

4.1.10.1
Ninth Supplemental Indenture, dated March 22, 2024, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on March 22, 2024).

4.1.10.2	Form of 6.250% Senior Notes due 2054 (included in Exhibit 4.3 to the Form 8-K filed on March 22, 2024, which is incorporated by reference).
4.2.1
Indenture for Subordinated Debt Securities, dated March 7, 2024, by and between Athene Holding Ltd., and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 7, 2024).

4.2.2.1
First Supplemental Indenture, dated March 7, 2024, by and between Athene Holding Ltd., and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 7, 2024).

4.2.2.2	Form of 7.250% Fixed-Rate Reset Junior Subordinated Debentures due 2064 (included in Exhibit 4.2 to the Form 8-K filed on March 7, 2024, which is incorporated by reference).
4.2.3.1
Second Supplemental Indenture, dated October 10, 2024, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 10, 2024).

4.2.3.2	Form of 6.625% Junior Subordinated Debentures due 2054 (included in Exhibit 4.2 to the Form 8-K filed on October 10, 2024, which is incorporated by reference).
4.3.1	Certificate of Designations of 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on January 2, 2024).
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

4.3.5	Form of Series A Depositary Receipt (included in Exhibit 4.5 to the Form 8-K filed on January 2, 2024, which is incorporated by reference).
4.4.1	Certificate of Designations of 5.625% Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.7 to the Form 8-K filed on January 2, 2024).
4.4.2	Form of Share Certificate evidencing 5.625% Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.8 to the Form 8-K filed on January 2, 2024).

Exhibit No.	Description
4.4.3
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

4.4.5	Form of Series B Depositary Receipt (included in Exhibit 4.9 to the Form 8-K filed on January 2, 2024, which is incorporated by reference).
4.5.1	Certificate of Designations of 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.11 to the Form 8-K filed on January 2, 2024).
4.5.2	Form of Share Certificate evidencing 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.12 to the Form 8-K filed on January 2, 2024).
4.5.3
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

4.5.5	Form of Series C Depositary Receipt (included in Exhibit 4.13 to the Form 8-K filed on January 2, 2024, which is incorporated by reference)
4.6.1	Certificate of Designations of 4.875% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.15 to the Form 8-K filed on January 2, 2024).
4.6.2	Form of Share Certificate evidencing 4.875% Fixed-Rate Perpetual Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.16 to the Form 8-K filed on January 2, 2024).
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

4.6.5	Form of Series D Depositary Receipt (included in Exhibit 4.17 to the Form 8-K filed on January 2, 2024, which is incorporated by reference)
4.7.1	Certificate of Designations of 7.750% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.19 to the Form 8-K filed on January 2, 2024).
4.7.2	Form of Share Certificate evidencing 7.750% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.20 to the Form 8-K filed on January 2, 2024).
4.7.3
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

4.7.5	Form of Series E Depositary Receipt (included in Exhibit 4.21 to the Form 8-K filed on January 2, 2024, which is incorporated by reference)
4.8	Description of Securities.
10.1
Credit Agreement, dated as of June 30, 2023, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as borrowers, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 7, 2023).

10.2
Guaranty, dated as of June 30, 2023, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as guarantors, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 7, 2023).

10.3
Credit Agreement, dated as of June 28, 2024, among Athene Holding Ltd. and Athene Life Re Ltd., as borrowers, Wells Fargo Bank, National Association, as administrative agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 8, 2024).

10.4
Guaranty, dated June 28, 2024, among Athene Life Re Ltd., as guarantor, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 8, 2024).

10.5
Ninth Amended and Restated Fee Agreement, dated as of December 31, 2023, between Apollo Insurance Solutions Group L.P. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2024).

10.6
Applicable 2016 Liability Fee Discount, effective as of September 30, 2016, between Athene Asset Management, L.P. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.7.2 to the Form S-1 filed on October 25, 2016).

10.7
Second Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.30.1 to the Form 10-K filed on February 20, 2020).

10.8
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

Exhibit No.	Description
10.9
Third Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.30.3 to the Form 10-K filed on February 20, 2020).

10.10.1	Cooperation Agreement, dated as of January 1, 2018, between AGER Bermuda Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2018).
10.10.2
Amendment No. 1 to the Cooperation Agreement, dated as of January 7, 2020, between Athora Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.31.2 to the Form 10-K filed on February 20, 2020).

10.11.1
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

10.11.3
Partial Recapture Amendment to Reinsurance Agreement (FA Business), effective as of July 1, 2023, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.10.3 to the Form 10-K filed on February 27, 2024).

10.11.4
Amendment to Reinsurance Agreement (FA Business), effective as of October 11, 2024, between Athene Annuity and Life Company (f/k/a Athene Annuity & Life Assurance Company) and Venerable Insurance and Annuity Company (f/k/a Voya Insurance and Annuity Company).

10.12.1
Modified coinsurance agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 3, 2018).

10.12.2
First Amendment to Modified Coinsurance Agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.33.2 to the form 10-K filed on February 20, 2020).

10.12.3
Amendment to Modified Coinsurance Agreement (Separate Account FA Business), effective as of October 11, 2024, between Athene Annuity and Life Company (f/k/a Athene Annuity & Life Assurance Company) and Venerable Insurance and Annuity Company (f/k/a Voya Insurance and Annuity Company).

10.13.1
Modified coinsurance agreement (FA Business), effective as of December 31, 2019, between Athene Annuity Re Ltd. and Venerable Insurance and Annuity Company (incorporated by reference to Exhibit 10.34 to the form 10-K filed on February 20, 2020).

10.13.2
Partial Recapture Amendment to the Modified Coinsurance Agreement (FA Business), effective as of July 1, 2023, between Athene Annuity Re Ltd. and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.12.2 to the Form 10-K filed on February 27, 2024).

10.14.1
Coinsurance Agreement, dated as of June 18, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2020).

10.14.2
Amendment No. 1 to Coinsurance Agreement, dated September 30, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2020).

10.15
Amended and Restated Master Framework Agreement, dated as of December 31, 2021, by and between Athene Co-Invest Reinsurance Affiliate 1A Ltd. and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on February 25, 2022).

10.16.1
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

10.16.2
First Amendment to Amended and Restated Shareholders Agreement, effective as of July 1, 2023, by and among Athene Co-Invest Reinsurance Affiliate Holding Ltd., Athene Co-Invest Reinsurance Affiliate 1A Ltd., ADIP Holdings (A), L.P., ADIP Holdings (B), L.P., ADIP Holdings (C), L.P., ADIP Holdings (D), L.P., ADIP Holdings (E), L.P., ADIP Holdings (Lux), L.P., Athene Life Re Ltd. and Athene Asset L.P.

10.17
Master Framework Agreement, effective as of July 1, 2023, by and between Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2023).

10.18.1
Shareholders Agreement, effective as of July 1, 2023, by and between Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., Athene Life Re Ltd., and Apollo/Athene Dedicated Investment Program II, L.P. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 7, 2023).

10.18.2	Joinder Agreement to Shareholders Agreement, dated as of July 1, 2023, by and among Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. and the Shareholders, made effective as of February 27, 2024.
10.18.3
First Amendment to the Shareholders Agreement, effective as of May 31, 2024, by and among Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd, Athene Life Re Ltd. and Apollo/Athene Dedicated Investment Program II, L.P.

10.19†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Form 10-K filed on February 27, 2024).
10.20†	Form of Director Retention Letter (incorporated by reference to Exhibit 10.19 to the Form 10-K filed on February 27, 2024).
10.21†	Athene Holding Ltd. 2019 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 10, 2019 dated June 4, 2019).
10.22†
Form of 2016 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.26.2 to the Form 10-K filed on February 26, 2018).

10.23†
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
10.25†
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 9, 2022).

Exhibit No.	Description
10.26†
Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (2022) (incorporated by reference to Exhibit 10.32 to the Form 10-K filed on March 1, 2023).

10.27†
Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (2023) (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on March 1, 2023).

10.28†	Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (2024).
10.29†	Form of ADIP (Athene) Carry Plan, L.P. Award Letter (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2020).
10.30†	Form of Apollo ADIP Advisors II, L.P. Carry Award Letter (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 8, 2024).
10.31†	Form of Apollo Supplemental Partner Program Award Letter (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on March 1, 2023).
10.32†	Apollo Supplemental Partner Program Plan Document (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on March 1, 2023).
10.33†
Amended and Restated Employment Agreement, dated as of June 16, 2022, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 9, 2022).

10.34†	Employment Agreement, dated as of October 12, 2015, between Athene Holding Ltd. and Martin P. Klein (incorporated by reference to Exhibit 10.15.3 to Form S-1 filed on October 25, 2016).
10.35†	Letter Agreement, dated as of October 31, 2024, between Athene Holding Ltd. and Martin P. Klein.
10.36†
Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan, dated as of October 30, 2023, between Apollo Global Management, Inc. and Grant Kvalheim (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on February 27, 2024).

19.1	Insider Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP regarding Athene Holding Ltd. financial statements.
24.1	Power of Attorney (included on the signature page hereto)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy relating to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on February 27, 2024).
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: February 24, 2025	/s/ Martin P. Klein
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below:

Signatures	Title	Date

/s/ James R. Belardi	Chairman and Chief Executive Officer	February 24, 2025
James R. Belardi	(Principal Executive Officer)

/s/ Martin P. Klein	Executive Vice President and Chief Financial Officer	February 24, 2025
Martin P. Klein	(Principal Financial Officer)

/s/ Sarah J. VanBeck	Senior Vice President and Corporate Controller	February 24, 2025
Sarah J. VanBeck	(Principal Accounting Officer)

/s/ Marc Beilinson	Director	February 24, 2025
Marc Beilinson

/s/ Mitra Hormozi	Director	February 24, 2025
Mitra Hormozi

/s/ Bogdan Ignaschenko	Director	February 24, 2025
Bogdan Ignaschenko

/s/ Brian Leach	Director	February 24, 2025
Brian Leach

/s/ Joseph Manchin III	Director	February 24, 2025
Joseph Manchin III

/s/ Dr. Manfred Puffer	Director	February 24, 2025
Dr. Manfred Puffer

/s/ Marc Rowan	Director	February 24, 2025
Marc Rowan

/s/ Lawrence J. Ruisi	Director	February 24, 2025
Lawrence J. Ruisi

/s/ Vishal Sheth	Director	February 24, 2025
Vishal Sheth

Signatures	Title	Date

/s/ Lynn Swann	Director	February 24, 2025
Lynn Swann

/s/ Hope Schefler Taitz	Director	February 24, 2025
Hope Schefler Taitz