Form 10-Q
period 2025-03-31
Athene Holding Ltd.
filed 2025-05-07
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2025, 203,805,432 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity, cash flows and performance may differ materially from that made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

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
•adverse changes in tax law;
•the failure to achieve the economic benefits expected to be derived from Athene Co-Invest Reinsurance Affiliate Holding Ltd. and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with their subsidiaries, ACRA), or future ACRA capital raises;
•the failure of third-party ACRA investors to fund their capital commitment obligations; and
•other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2024 Annual Report and those discussed elsewhere in this report and in our 2024 Annual Report.

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

Athora	Athora Holding Ltd.
AUSA	Athene USA Corporation
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds and VIEs, adjusted for reinsurance impacts and to include our proportionate share of ACRA alternative investments based on our economic ownership.
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries as reported in the Bermuda statutory financial statements and applying US statutory accounting principles for policyholder reserve liabilities which are subjected to US cash flow testing requirements, excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves. There are certain Bermuda statutory accounting differences, primarily (1) marking to market of inception date investment gains or losses relating to reinsurance transactions and (2) admission of certain deferred tax assets, that may from time to time result in material differences from the calculation of statutory capital under US statutory accounting principles.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC Ratio.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities as well as surplus assets. Gross invested assets include (a) total investments on the condensed consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and block reinsurance outflows.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) forward points gains and losses on foreign exchange derivative hedges, (c) amortization of premium/discount on held-for-trading securities, (d) the change in fair value of reinsurance assets, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AAIA, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2025	December 31, 2024
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2025 – $189,885 and 2024 – $180,716; allowance for credit losses: 2025 – $708 and 2024 – $708)	$176,553	$165,364
Trading securities, at fair value	2,106	1,583
Equity securities, at fair value	1,055	1,290
Mortgage loans, at fair value	70,916	63,239
Investment funds	104	107
Policy loans	313	318
Funds withheld at interest (portion at fair value: 2025 – $(2,847) and 2024 – $(3,035))	17,860	18,866
Derivative assets	6,153	8,154
Short-term investments (portion at fair value: 2025 – $71 and 2024 – $255)	252	447
Other investments (portion at fair value: 2025 – $1,679 and 2024 – $1,606)	3,011	2,915
Total investments	278,323	262,283
Cash and cash equivalents	11,023	12,733
Restricted cash	2,210	943
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2025 – $20,614 and 2024 – $19,531; allowance for credit losses: 2025 – $1 and 2024 – $1)	20,315	19,127
Trading securities, at fair value	437	573
Equity securities, at fair value	244	234
Mortgage loans, at fair value	1,296	1,297
Investment funds (portion at fair value: 2025 – $1,180 and 2024 – $1,139)	1,935	1,853
Funds withheld at interest (portion at fair value: 2025 – $(540) and 2024 – $(615))	4,810	5,050
Short-term investments	784	743
Other investments, at fair value	340	331
Accrued investment income (related party: 2025 – $175 and 2024 – $193)	2,891	2,816
Reinsurance recoverable (related party: 2025 – $4,830 and 2024 – $4,309; portion at fair value: 2025 – $1,729 and 2024 – $1,661)	8,790	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,606	7,173
Goodwill	4,067	4,063
Other assets (related party: 2025 – $247 and 2024 – $203)	11,064	11,253
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2025 – $750 and 2024 – $711)	3,011	2,301
Mortgage loans, at fair value (related party: 2025 – $399 and 2024 – $384)	2,519	2,579
Investment funds, at fair value (related party: 2025 – $18,037 and 2024 – $16,986)	18,340	17,765
Other investments (related party: 2025 – $91 and 2024 – $86; portion at fair value: 2025 – $107 and 2024 – $107)	936	884
Cash and cash equivalents (restricted cash: 2025 – $10 and 2024 – $10)	175	583
Other assets	362	565
Total assets	$381,478	$363,343
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2025	December 31, 2024
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2025 – $6,284 and 2024 – $6,678; portion at fair value: 2025 – $11,516 and 2024 – $11,984)	$273,439	$253,637
Future policy benefits (related party: 2025 – $28 and 2024 – $25; portion at fair value: 2025 – $1,663 and 2024 – $1,640)	49,897	49,902
Market risk benefits (related party: 2025 – $254 and 2024 – $239)	4,362	4,028
Debt	6,301	6,309
Derivative liabilities	3,365	3,556
Payables for collateral on derivatives and securities to repurchase	7,253	11,652
Other liabilities (related party: 2025 – $5,122 and 2024 – $4,707)	7,535	6,745
Liabilities of consolidated variable interest entities (related party: 2025 – $252 and 2024 – $374)	1,552	1,640
Total liabilities	353,704	337,469
Commitments and Contingencies (Note 11)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,611	19,588
Retained earnings	2,469	2,237
Accumulated other comprehensive loss (related party: 2025 – $(219) and 2024 – $(245))	(4,561)	(5,465)
Total Athene Holding Ltd. stockholders’ equity	17,519	16,360
Noncontrolling interests	10,255	9,514
Total equity	27,774	25,874
Total liabilities and equity	$381,478	$363,343
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Revenues
Premiums	$127	$101
Product charges	265	238
Net investment income (related party investment income of $443 and $390 for the three months ended March 31, 2025 and 2024, respectively; and related party investment expense of $371 and $289 for the three months ended March 31, 2025 and 2024, respectively)	3,991	3,292
Investment related gains (losses) (related party of $65 and $(40) for the three months ended March 31, 2025 and 2024, respectively)	(828)	1,677
Other revenues	4	2
Revenues of consolidated variable interest entities
Net investment income (related party of $15 and $11 for the three months ended March 31, 2025 and 2024, respectively)	77	77
Investment related gains (losses) (related party of $521 and $370 for the three months ended March 31, 2025 and 2024, respectively)	550	334
Total revenues	4,186	5,721
Benefits and expenses
Interest sensitive contract benefits (related party of $(33) and $21 for the three months ended March 31, 2025 and 2024, respectively)	1,494	2,884
Future policy and other policy benefits (related party of $5 and $7 for the three months ended March 31, 2025 and 2024, respectively; and remeasurement (gains) losses of $(41) and $12 for the three months ended March 31, 2025 and 2024, respectively)	541	543
Market risk benefits remeasurement (gains) losses (related party of $15 and $(14) for the three months ended March 31, 2025 and 2024, respectively)	385	(154)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	267	207
Policy and other operating expenses (related party of $72 and $(16) for the three months ended March 31, 2025 and 2024, respectively)	565	459
Total benefits and expenses	3,252	3,939
Income before income taxes	934	1,782
Income tax expense	175	307
Net income	759	1,475
Less: Net income attributable to noncontrolling interests	294	283
Net income attributable to Athene Holding Ltd. stockholders	465	1,192
Less: Preferred stock dividends	45	45
Net income available to Athene Holding Ltd. common stockholder	$420	$1,147

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Net income	$759	$1,475
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	1,492	(737)
Unrealized gains (losses) on hedging instruments	229	(76)
Remeasurement gains (losses) on future policy benefits related to discount rate	(528)	803
Remeasurement gains (losses) on market risk benefits related to credit risk	116	(28)
Foreign currency translation and other adjustments	36	(16)
Other comprehensive income (loss), before tax	1,345	(54)
Income tax expense (benefit) related to other comprehensive income (loss)	273	(4)
Other comprehensive income (loss)	1,072	(50)
Comprehensive income	1,831	1,425
Less: Comprehensive income attributable to noncontrolling interests	462	292
Comprehensive income attributable to Athene Holding Ltd. stockholders	$1,369	$1,133

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2024	$—	$—	$19,588	$2,237	$(5,465)	$16,360	$9,514	$25,874
Net income	—	—	—	465	—	465	294	759
Other comprehensive income	—	—	—	—	904	904	168	1,072
Stock-based compensation allocation from parent	—	—	8	—	—	8	—	8
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contribution from parent	—	—	15	—	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	(95)	(95)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	374	374
Balance at March 31, 2025	$—	$—	$19,611	$2,469	$(4,561)	$17,519	$10,255	$27,774

	Three months ended
Balance at December 31, 2023	$—	$—	$19,499	$(92)	$(5,569)	$13,838	$7,397	$21,235
Net income	—	—	—	1,192	—	1,192	283	1,475
Other comprehensive income (loss)	—	—	—	—	(59)	(59)	9	(50)
Stock-based compensation allocation from parent	—	—	10	—	—	10	—	10
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contributions from parent	—	—	11	—	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	405	405
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	556	556
Balance at March 31, 2024	$—	$—	$19,520	$868	$(5,628)	$14,760	$8,396	$23,156

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$759	$1,475
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	267	207
Net accretion of net investment premiums, discounts and other	(42)	(5)
Net investment income (related party: 2025 – $(26) and 2024 – $(8))	(67)	(14)
Net recognized (gains) losses on investments and derivatives (related party: 2025 – $(681) and 2024 – $(296))	468	(2,090)
Policy acquisition costs deferred	(515)	(459)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2025 – $18 and 2024 – $(2))	(75)	(399)
Interest sensitive contract liabilities (related party: 2025 – $4 and 2024 – $47)	519	2,132
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2025 – $102 and 2024 – $(10))	(289)	(671)
Funds withheld assets (related party: 2025 – $(82) and 2024 – $(40))	(525)	(450)
Other assets and liabilities	(74)	459
Net cash provided by operating activities	426	185
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2025 – $1,142 and 2024 – $623)	14,220	6,574
Trading securities (related party: 2025 – $108 and 2024 – $59)	364	147
Equity securities	50	33
Mortgage loans	2,461	1,271
Investment funds	533	34
Derivative instruments and other investments	884	742
Short-term investments (related party: 2025 – $157 and 2024 – $612)	363	745
Purchases of:
Available-for-sale securities (related party: 2025 – $(2,219) and 2024 – $(2,956))	(24,554)	(18,464)
Trading securities (related party: 2025 – $(80) and 2024 – $(2))	(1,213)	(22)
Equity securities	(3)	(352)
Mortgage loans	(9,013)	(5,714)
Investment funds (related party: 2025 – $(538) and 2024 – $(547))	(539)	(549)
Derivative instruments and other investments	(942)	(857)
Short-term investments (related party: 2025 – $(198) and 2024 – $(221))	(210)	(260)
Other investing activities, net	884	297
Net cash used in investing activities	(16,715)	(16,375)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2025	2024
Cash flows from financing activities
Deposits on investment-type policies and contracts	$25,306	$20,803
Withdrawals on investment-type policies and contracts (related party: 2025 – $(79) and 2024 – $(109))	(5,248)	(4,786)
Proceeds from debt	—	1,569
Capital contributions from noncontrolling interests	—	405
Capital contributions from noncontrolling interests of consolidated variable interest entities	371	572
Capital distributions to noncontrolling interests	(95)	(254)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(4,399)	611
Preferred stock dividends	(45)	(45)
Common stock dividends	(188)	(187)
Other financing activities, net	(267)	(457)
Net cash provided by financing activities	15,435	18,231
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net (decrease) increase in cash and cash equivalents	(851)	2,039
Cash and cash equivalents at beginning of year[1]	14,259	14,879
Cash and cash equivalents at end of period[1]	$13,408	$16,918

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2025 – $(494) and 2024 – $(1,078))	$(483)	$(1,062)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2025 – $299 and 2024 – $441)	1,761	1,998
Investments received from settlements on reinsurance agreements (received from related parties: 2025 – $0 and 2024 – $48)	—	48
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

We conduct business primarily through the following consolidated subsidiaries:

•Our non-US reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), Athene Annuity Re Ltd. (AARe) and Athene Life Re International Ltd. (ALReI); and
•Athene Annuity and Life Company, our parent US insurance company, and its subsidiaries.

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

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements, but does not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Income Taxes—Improvements to Income Tax Disclosures (Accounting Standards Update (ASU) 2023-09)

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
Adopted Accounting Pronouncements

Compensation – Stock Compensation (ASU 2024-01)

The amendments in this update clarify how an entity determines whether it is required to account for profits interest awards (and similar awards) in accordance with Accounting Standards Codification (ASC) 718 Compensation – Stock Compensation or other guidance. The ASU provides specific examples on when profits interest awards should be accounted for as a share-based payment arrangement under ASC 718 or in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 Compensation – General or other ASC topics. We adopted this guidance effective January 1, 2025. The adoption of this update was applied on a prospective basis and did not have a material effect on our consolidated financial statements.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	March 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$10,503	$—	$60	$(1,088)	$9,475
US state, municipal and political subdivisions	1,100	—	—	(226)	874
Foreign governments	2,103	—	3	(496)	1,610
Corporate	98,527	(174)	593	(10,742)	88,204
CLO	30,094	—	282	(310)	30,066
ABS	25,796	(82)	228	(485)	25,457
CMBS	12,482	(60)	80	(394)	12,108
RMBS	9,280	(392)	244	(373)	8,759
Total AFS securities	189,885	(708)	1,490	(14,114)	176,553
AFS securities – related parties
Corporate	2,508	—	18	(52)	2,474
CLO	6,623	—	17	(51)	6,589
ABS	11,483	(1)	24	(254)	11,252
Total AFS securities – related parties	20,614	(1)	59	(357)	20,315
Total AFS securities, including related parties	$210,499	$(709)	$1,549	$(14,471)	$196,868

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151
US state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	March 31, 2025
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,925	$2,895
Due after one year through five years	23,015	22,714
Due after five years through ten years	29,985	28,177
Due after ten years	56,308	46,377
CLO, ABS, CMBS and RMBS	77,652	76,390
Total AFS securities	189,885	176,553
AFS securities – related parties
Due after one year through five years	1,103	1,103
Due after five years through ten years	825	835
Due after ten years	580	536
CLO and ABS	18,106	17,841
Total AFS securities – related parties	20,614	20,315
Total AFS securities, including related parties	$210,499	$196,868

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,028	$(57)	$3,555	$(1,030)	$5,583	$(1,087)
US state, municipal and political subdivisions	40	(2)	810	(224)	850	(226)
Foreign governments	192	(17)	1,418	(479)	1,610	(496)
Corporate	17,652	(619)	41,957	(10,084)	59,609	(10,703)
CLO	6,972	(35)	1,843	(137)	8,815	(172)
ABS	5,952	(122)	3,346	(237)	9,298	(359)
CMBS	3,793	(78)	1,542	(260)	5,335	(338)
RMBS	737	(10)	1,082	(134)	1,819	(144)
Total AFS securities	37,366	(940)	55,553	(12,585)	92,919	(13,525)
AFS securities – related parties
Corporate	297	(8)	449	(43)	746	(51)
CLO	2,108	(8)	283	(16)	2,391	(24)
ABS	2,048	(16)	3,663	(222)	5,711	(238)
Total AFS securities – related parties	4,453	(32)	4,395	(281)	8,848	(313)
Total AFS securities, including related parties	$41,819	$(972)	$59,948	$(12,866)	$101,767	$(13,838)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
US state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	499	(9)	446	(47)	945	(56)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,618	(62)	4,345	(338)	7,963	(400)
Total AFS securities, including related parties	$41,784	$(1,329)	$62,867	$(14,039)	$104,651	$(15,368)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	March 31, 2025
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	7,495	5,728
AFS securities – related parties	162	70

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended March 31, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$—	$(1)	$174
ABS	76	1	(1)	6	82
CMBS	60	—	—	—	60
RMBS	397	2	(7)	—	392
Total AFS securities	708	3	(8)	5	708
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$3	$(8)	$5	$709

	Three months ended March 31, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$7	$(8)	$(1)	$127
CLO	2	—	—	(1)	1
ABS	49	2	—	—	51
CMBS	29	1	—	1	31
RMBS	381	4	(4)	6	387
Total AFS securities	590	14	(12)	5	597
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$591	$14	$(12)	$5	$598

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2025	2024
AFS securities	$2,671	$2,137
Trading securities	42	41
Equity securities	15	17
Mortgage loans	1,123	814
Investment funds	40	11
Funds withheld at interest	265	363
Other	232	212
Investment revenue	4,388	3,595
Investment expenses	(397)	(303)
Net investment income	$3,991	$3,292

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2025	2024
AFS securities[1]
Gross realized gains on investment activity	$711	$67
Gross realized losses on investment activity	(235)	(347)
Net realized investment gains (losses) on AFS securities	476	(280)
Net recognized investment gains (losses) on trading securities	80	(65)
Net recognized investment gains on equity securities	15	39
Net recognized investment gains (losses) on mortgage loans	1,014	(358)
Derivative gains (losses)	(1,512)	1,431
Provision for credit losses	(8)	(10)
Other gains (losses)	(893)	920
Investment related gains (losses)	$(828)	$1,677

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $8,945 million and $3,718 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended March 31,
(In millions)	2025	2024
Trading securities	$21	$(20)
Equity securities	12	38

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	March 31, 2025	December 31, 2024
Less than 30 days	$—	$2,752
30 – 90 days	1,095	300
91 days to 1 year	—	1,095
Greater than 1 year	1,969	1,569
Payables for repurchase agreements	$3,064	$5,716

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2025		December 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$—	$—	$3,253	$2,693
Foreign governments	163	111	159	107
Corporate	2,277	1,979	1,877	1,573
CLO	587	588	587	588
ABS	600	559	596	552
RMBS	—	—	369	365
Total securities pledged under repurchase agreements	$3,627	$3,237	$6,841	$5,878

Reverse Repurchase Agreements—As of March 31, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $965 million and $935 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and commercial mortgage loans, was $2,200 million and $2,208 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	March 31, 2025	December 31, 2024
Commercial mortgage loans	$34,854	$32,544
Commercial mortgage loans under development	1,962	1,987
Total commercial mortgage loans	36,816	34,531
Mark to fair value	(2,156)	(2,099)
Commercial mortgage loans	34,660	32,432
Residential mortgage loans	39,903	35,223
Mark to fair value	168	(540)
Residential mortgage loans	40,071	34,683
Mortgage loans	$74,731	$67,115

We invest in commercial mortgage loans, primarily on income producing properties including office and retail buildings, apartments, hotels, and industrial properties. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm whether properties are performing at a consistent and acceptable level to secure the related debt.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$13,559	39.1%	$11,746	36.2%
Industrial	7,223	20.8%	6,793	21.0%
Office building	4,157	12.0%	4,162	12.8%
Hotels	2,900	8.4%	2,786	8.6%
Retail	2,201	6.4%	2,269	7.0%
Other commercial	4,620	13.3%	4,676	14.4%
Total commercial mortgage loans	$34,660	100.0%	$32,432	100.0%

US region
East North Central	$1,535	4.4%	$1,546	4.8%
East South Central	430	1.3%	438	1.3%
Middle Atlantic	9,195	26.5%	8,386	25.9%
Mountain	1,470	4.2%	1,322	4.1%
New England	1,101	3.2%	1,118	3.4%
Pacific	6,160	17.8%	5,768	17.8%
South Atlantic	6,424	18.5%	6,198	19.1%
West North Central	327	1.0%	221	0.7%
West South Central	2,139	6.2%	1,971	6.1%
Total US region	28,781	83.1%	26,968	83.2%
International region
United Kingdom	2,296	6.6%	2,281	7.0%
Other international[1]	3,583	10.3%	3,183	9.8%
Total international region	5,879	16.9%	5,464	16.8%
Total commercial mortgage loans	$34,660	100.0%	$32,432	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2025	December 31, 2024
US States
California	25.5%	25.6%
Florida	12.2%	12.4%
Texas	7.5%	7.4%
New York	5.0%	4.7%
Other[1]	41.4%	40.8%
Total US residential mortgage loan percentage	91.6%	90.9%
International
Other[1]	8.4%	9.1%
Total residential mortgage loan percentage	100.0%	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related parties and consolidated VIEs:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying value	Percentage of total	Carrying value	Percentage of total
Investment funds
Equity	$104	0.5%	$107	0.5%
Investment funds – related parties
Strategic origination platforms	31	0.2%	29	0.2%
Retirement services platforms	1,357	6.7%	1,317	6.7%
Equity	221	1.0%	244	1.2%
Credit	319	1.6%	253	1.3%
Other	7	0.0%	10	0.1%
Total investment funds – related parties	1,935	9.5%	1,853	9.5%
Investment funds – consolidated VIEs
Strategic origination platforms	6,825	33.5%	6,347	32.2%
Equity	7,347	36.1%	7,702	39.0%
Credit	3,262	16.0%	3,062	15.5%
Other	906	4.4%	654	3.3%
Total investment funds – consolidated VIEs	18,340	90.0%	17,765	90.0%
Total investment funds, including related parties and consolidated VIEs	$20,379	100.0%	$19,725	100.0%

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2025		December 31, 2024
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$104	$924	$107	$987
Investment in related parties – investment funds	1,935	3,214	1,853	3,226
Assets of consolidated VIEs – investment funds	18,340	24,053	17,765	23,597
Investment in fixed maturity securities	76,787	78,509	72,523	74,797
Investment in related parties – fixed maturity securities	18,278	21,947	17,239	21,793
Investment in related parties – equity securities	244	244	234	234
Total non-consolidated investments	$115,688	$128,891	$109,721	$124,634

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	March 31, 2025
AP Grange Holdings, LLC	$4,710
Fox Hedge L.P.	3,208
Atlas Securitized Products Holdings LP (Atlas)[1]	3,189
Blackstone Private Credit	1,904

December 31, 2024
AP Grange Holdings, LLC	$4,661
Atlas[1]	3,172
Fox Hedge L.P.	2,924
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

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	17,448	$664	$201	15,669	$938	$211
Forwards	3,109	257	10	3,139	331	5
Interest rate swaps	4,382	10	498	4,506	—	654
Forwards on net investments	224	—	1	218	11	—
Interest rate swaps	25,256	76	65	24,885	55	138
Total derivatives designated as hedges		1,007	775		1,335	1,008
Derivatives not designated as hedges
Equity options	88,024	4,027	156	85,452	5,002	126
Futures	42	88	5	37	93	11
Foreign currency swaps	17,066	389	270	14,908	600	199
Interest rate swaps and forwards	3,252	67	192	3,255	67	124
Other swaps	2,151	6	5	2,644	3	5
Foreign currency forwards	39,745	569	1,962	39,598	1,054	2,083
Embedded derivatives
Funds withheld, including related parties		(3,387)	23		(3,650)	4
Interest sensitive contract liabilities		—	10,747		—	11,242
Total derivatives not designated as hedges		1,759	13,360		3,169	13,794
Total derivatives		$2,766	$14,135		$4,504	$14,802

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2031. During the three months ended March 31, 2025 and 2024, we recognized gains of $96 million and losses of $21 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three months ended March 31, 2025 and 2024. As of March 31, 2025, no amounts were expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	March 31, 2025		December 31, 2024
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$2,871	$(104)	$3,790	$(258)
Foreign currency swaps	13,153	(298)	12,517	(842)
Interest sensitive contract liabilities
Foreign currency swaps	4,571	9	2,426	130
Foreign currency interest rate swaps	4,187	354	3,946	488
Interest rate swaps	18,264	5	17,873	130

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2025
Investment related gains (losses)
Foreign currency forwards	$(115)	$104	$(11)	$10	$—
Foreign currency swaps	(332)	359	27	—	—
Foreign currency interest rate swaps	137	(134)	3	—	—
Interest rate swaps	129	(125)	4	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(23)	—	—	—

Three months ended March 31, 2024
Investment related gains (losses)
Foreign currency forwards	$136	$(132)	$4	$18	$9
Foreign currency swaps	112	(114)	(2)	—	—
Foreign currency interest rate swaps	(116)	117	1	—	—
Interest rate swaps	(106)	75	(31)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	16	(16)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended March 31,
(In millions)	2025	2024
Foreign currency forwards	$26	$(17)
Foreign currency swaps	107	(38)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended March 31, 2025 and 2024, these derivatives had losses of $8 million and gains of $3 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2025 and December 31, 2024, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $21 million and $29 million, respectively. During the three months ended March 31, 2025 and 2024, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2025	2024
Equity options	$(936)	$1,597
Futures	(7)	127
Interest rate swaps and forwards and other swaps	(346)	39
Foreign currency forwards	(210)	(310)
Embedded derivatives on funds withheld	158	(75)
Amounts recognized in investment related gains (losses)	(1,341)	1,378
Embedded derivatives in indexed annuity products[1]	1,003	(1,177)
Total gains (losses) on derivatives not designated as hedges	$(338)	$201

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2025
Derivative assets	$6,153	$(1,787)	$(4,177)	$189	$(164)	$25
Derivative liabilities	(3,365)	1,787	1,396	(182)	243	61

December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, amounts not subject to master netting or similar agreements were immaterial.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2025	2024
Trading securities	$47	$35
Mortgage loans	43	30
Investment funds	1	21
Other	(14)	(9)
Net investment income	$77	$77

Net recognized investment gains on trading securities	$2	$—
Net recognized investment gains (losses) on mortgage loans	20	(26)
Net recognized investment gains on investment funds	527	364
Other gains (losses)	1	(4)
Investment related gains (losses)	$550	$334

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$9,475	$—	$9,475	$—	$—
US state, municipal and political subdivisions	874	—	—	874	—
Foreign governments	1,610	—	662	920	28
Corporate	88,204	—	10	82,589	5,605
CLO	30,066	—	—	30,066	—
ABS	25,457	—	—	12,885	12,572
CMBS	12,108	—	—	12,108	—
RMBS	8,759	—	—	8,453	306
Total AFS securities	176,553	—	10,147	147,895	18,511
Trading securities	2,106	—	23	2,076	7
Equity securities	1,055	—	188	841	26
Mortgage loans	70,916	—	—	—	70,916
Funds withheld at interest – embedded derivative	(2,847)	—	—	—	(2,847)
Derivative assets	6,153	—	103	6,049	1
Short-term investments	71	—	—	23	48
Other investments	1,679	—	—	783	896
Cash and cash equivalents	11,023	—	11,023	—	—
Restricted cash	2,210	—	2,210	—	—
Investments in related parties
AFS securities
Corporate	2,474	—	—	1,039	1,435
CLO	6,589	—	—	5,519	1,070
ABS	11,252	—	—	867	10,385
Total AFS securities – related parties	20,315	—	—	7,425	12,890
Trading securities	437	—	—	—	437
Equity securities	244	—	—	—	244
Mortgage loans	1,296	—	—	—	1,296
Investment funds	1,180	—	—	—	1,180
Funds withheld at interest – embedded derivative	(540)	—	—	—	(540)
Other investments	340	—	—	—	340
Reinsurance recoverable	1,729	—	—	—	1,729
Other assets	285	—	—	—	285
Assets of consolidated VIEs
Trading securities	3,011	—	—	841	2,170
Mortgage loans	2,519	—	—	—	2,519
Investment funds	18,340	18,051	—	—	289
Other investments	107	—	4	12	91
Cash and cash equivalents	175	—	175	—	—
Total assets measured at fair value	$318,357	$18,051	$23,873	$165,945	$110,488
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$10,747	$—	$—	$—	$10,747
Universal life benefits	769	—	—	—	769
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,107	—	—	—	1,107
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	556	—	—	—	556
Market risk benefits	4,362	—	—	—	4,362
Derivative liabilities	3,365	—	24	3,341	—
Other liabilities	230	—	—	—	230
Total liabilities measured at fair value	$21,136	$—	$24	$3,341	$17,771

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$7,151	$—	$7,149	$2	$—
US state, municipal and political subdivisions	921	—	—	921	—
Foreign governments	1,568	—	658	881	29
Corporate	83,585	—	11	79,253	4,321
CLO	29,182	—	—	29,182	—
ABS	24,201	—	—	7,672	16,529
CMBS	10,741	—	—	10,741	—
RMBS	8,015	—	—	7,759	256
Total AFS securities	165,364	—	7,818	136,411	21,135
Trading securities	1,583	—	22	1,539	22
Equity securities	1,290	—	190	1,073	27
Mortgage loans	63,239	—	—	—	63,239
Funds withheld at interest – embedded derivative	(3,035)	—	—	—	(3,035)
Derivative assets	8,154	—	121	8,032	1
Short-term investments	255	—	—	86	169
Other investments	1,606	—	—	711	895
Cash and cash equivalents	12,733	—	12,733	—	—
Restricted cash	943	—	943	—	—
Investments in related parties
AFS securities
Corporate	2,461	—	—	1,029	1,432
CLO	6,035	—	—	5,339	696
ABS	10,631	—	—	890	9,741
Total AFS securities – related parties	19,127	—	—	7,258	11,869
Trading securities	573	—	—	—	573
Equity securities	234	—	—	—	234
Mortgage loans	1,297	—	—	—	1,297
Investment funds	1,139	—	—	—	1,139
Funds withheld at interest – embedded derivative	(615)	—	—	—	(615)
Other investments	331	—	—	—	331
Reinsurance recoverable	1,661	—	—	—	1,661
Other assets	313	—	—	—	313
Assets of consolidated VIEs
Trading securities	2,301	—	—	347	1,954
Mortgage loans	2,579	—	—	—	2,579
Investment funds	17,765	16,995	—	—	770
Other investments	107	—	4	—	103
Cash and cash equivalents	583	—	583	—	—
Total assets measured at fair value	$299,527	$16,995	$22,414	$155,457	$104,661
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,242	$—	$—	$—	$11,242
Universal life benefits	742	—	—	—	742
Future policy benefits
AmerUs Closed Block	1,102	—	—	—	1,102
ILICO Closed Block and life benefits	538	—	—	—	538
Market risk benefits	4,028	—	—	—	4,028
Derivative liabilities	3,556	—	19	3,536	1
Other liabilities	225	—	—	—	225
Total liabilities measured at fair value	$21,433	$—	$19	$3,536	$17,878

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended March 31,
(In millions)	2025	2024
Trading securities	$75	$(60)
Mortgage loans	1,041	(400)
Investment funds	83	(24)
Future policy benefits	(5)	27
Other	12	15
Total gains (losses)	$1,206	$(442)

Gains and losses on trading securities, mortgage loans, investments of consolidated VIEs, and other are recorded in investment related gains (losses) on the condensed consolidated statements of income. Gains and losses related to investment funds are recorded in net investment income on the condensed consolidated statements of income. We record the change in fair value of future policy benefits in future policy and other policy benefits on the condensed consolidated statements of income.

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	March 31, 2025	December 31, 2024
Unpaid principal balance	$76,719	$69,754
Mark to fair value	(1,988)	(2,639)
Fair value	$74,731	$67,115

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2025	December 31, 2024
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$427	$195
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(203)	(102)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$224	$93

Fair value of commercial mortgage loans 90 days or more past due	$43	$31
Fair value of commercial mortgage loans in non-accrual status	224	93

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2025	December 31, 2024
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$1,024	$898
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(62)	(51)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$962	$847

Fair value of residential mortgage loans 90 days or more past due[1]	$962	$847
Fair value of residential mortgage loans in non-accrual status	886	765

1 As of March 31, 2025 and December 31, 2024 includes $76 million and $82 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended March 31,
(In millions)	2025	2024
Mortgage loans	$(3)	$(33)

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

	Three months ended March 31, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$29	$(1)	$—	$—	$—	$28	$—	$—
Corporate	4,321	14	27	1,421	(178)	5,605	13	20
ABS	16,529	22	167	156	(4,302)	12,572	1	121
CMBS	—	(24)	(3)	28	(1)	—	—	—
RMBS	256	4	(1)	47	—	306	—	(1)
Trading securities	22	—	—	(1)	(14)	7	—	—
Equity securities	27	(1)	—	—	—	26	—	—
Mortgage loans	63,239	1,000	—	6,677	—	70,916	1,007	—
Funds withheld at interest – embedded derivative	(3,035)	188	—	—	—	(2,847)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	169	—	—	(120)	(1)	48	—	—
Other investments	895	1	—	—	—	896	1	—
Investments in related parties
AFS securities
Corporate	1,432	—	(3)	6	—	1,435	—	(3)
CLO	696	—	(2)	376	—	1,070	—	(2)
ABS	9,741	1	19	624	—	10,385	—	13
Trading securities	573	—	—	(136)	—	437	—	—
Equity securities	234	10	—	—	—	244	10	—
Mortgage loans	1,297	14	—	(15)	—	1,296	14	—
Investment funds	1,139	41	—	—	—	1,180	41	—
Funds withheld at interest – embedded derivative	(615)	75	—	—	—	(540)	—	—
Other investments	331	9	—	—	—	340	9	—
Reinsurance recoverable	1,661	30	—	38	—	1,729	—	—
Assets of consolidated VIEs
Trading securities	1,954	67	—	161	(12)	2,170	66	—
Mortgage loans	2,579	27	—	(87)	—	2,519	30	—
Investment funds	770	15	—	(496)	—	289	3	—
Other investments	103	4	—	(16)	—	91	2	—
Total Level 3 assets	$104,348	$1,496	$204	$8,663	$(4,508)	$110,203	$1,197	$148

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$1,003	$—	$(508)	$—	$(10,747)	$—	$—
Universal life benefits	(742)	(27)	—	—	—	(769)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	(5)	—	—	—	(1,107)	—	—
ILICO Closed Block and life benefits	(538)	(18)	—	—	—	(556)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(6)	—	1	—	(230)	—	—
Total Level 3 liabilities	$(13,850)	$948	$—	$(507)	$—	$(13,409)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$40	$—	$—	$—	$—	$40	$—	$—
Corporate	2,525	(2)	2	844	9	3,378	(1)	1
ABS	6,943	2	13	125	82	7,165	(2)	11
CMBS	21	—	—	—	—	21	—	1
RMBS	265	1	—	(1)	—	265	—	—
Trading securities	28	—	—	(2)	14	40	—	—
Equity securities	26	—	—	1	—	27	1	—
Mortgage loans	44,115	(341)	—	4,433	—	48,207	(341)	—
Funds withheld at interest – embedded derivative	(3,379)	17	—	—	—	(3,362)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	—	—	(4)	—	101	—	—
Other investments	630	(3)	—	124	—	751	(3)	—
Investments in related parties
AFS securities
Corporate	1,171	1	(1)	4	—	1,175	—	(1)
CLO	506	—	14	—	—	520	—	14
ABS	7,826	1	(14)	2,230	—	10,043	(4)	(17)
Trading securities	838	—	—	(57)	—	781	—	—
Equity securities	255	(6)	—	—	—	249	(6)	—
Mortgage loans	1,281	(17)	—	(1)	—	1,263	(17)	—
Investment funds	1,082	(15)	—	—	—	1,067	(15)	—
Funds withheld at interest – embedded derivative	(721)	(2)	—	—	—	(723)	—	—
Other investments	343	(7)	—	—	—	336	(7)	—
Reinsurance recoverable	1,367	(8)	—	109	—	1,468	—	—
Assets of consolidated VIEs
Trading securities	1,852	(33)	—	(55)	6	1,770	(33)	—
Mortgage loans	2,173	(42)	—	16	—	2,147	(42)	—
Investment funds	977	(27)	—	1	—	951	(27)	—
Other investments	101	(2)	—	16	—	115	(2)	—
Total Level 3 assets	$70,370	$(483)	$14	$7,783	$112	$77,796	$(499)	$9

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(1,177)	$—	$(672)	$—	$(10,908)	$—	$—
Universal life benefits	(834)	46	—	—	—	(788)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	27	—	—	—	(1,151)	—	—
ILICO Closed Block and life benefits	(522)	(31)	—	—	—	(553)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(10)	—	47	64	(229)	—	—
Total Level 3 liabilities	$(11,924)	$(1,145)	$—	$(625)	$64	$(13,630)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$1,555	$—	$(6)	$(128)	$1,421	$96	$(274)	$(178)
ABS	466	—	(12)	(298)	156	242	(4,544)	(4,302)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	49	—	—	(2)	47	—	—	—
Trading securities	—	—	—	(1)	(1)	—	(14)	(14)
Mortgage loans	9,010	—	(132)	(2,201)	6,677	—	—	—
Short-term investments	12	—	—	(132)	(120)	—	(1)	(1)
Investments in related parties
AFS securities
Corporate	9	—	—	(3)	6	—	—	—
CLO	376	—	—	—	376	—	—	—
ABS	1,204	—	—	(580)	624	—	—	—
Trading securities	22	—	(91)	(67)	(136)	—	—	—
Mortgage loans	—	—	(15)	—	(15)	—	—	—
Reinsurance recoverable	—	41	—	(3)	38	—	—	—
Assets of consolidated VIEs
Trading securities	234	—	(73)	—	161	—	(12)	(12)
Mortgage loans	15	—	(7)	(95)	(87)	—	—	—
Investment funds	—	—	(496)	—	(496)	—	—	—
Other investments	—	—	(16)	—	(16)	—	—	—
Total Level 3 assets	$12,980	$41	$(848)	$(3,510)	$8,663	$351	$(4,859)	$(4,508)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(752)	$—	$244	$(508)	$—	$—	$—
Other liabilities	—	—	—	1	1	—	—	—
Total Level 3 liabilities	$—	$(752)	$—	$245	$(507)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$922	$—	$(2)	$(76)	$844	$9	$—	$9
ABS	313	—	—	(188)	125	341	(259)	82
RMBS	—	—	—	(1)	(1)	—	—	—
Trading securities	—	—	—	(2)	(2)	14	—	14
Equity securities	2	—	(1)	—	1	—	—	—
Mortgage loans	5,686	—	(26)	(1,227)	4,433	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	2	—	(6)	—	(4)	—	—	—
Other investments	124	—	—	—	124	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	—	(2)	4	—	—	—
ABS	2,693	—	(200)	(263)	2,230	—	—	—
Trading securities	2	—	—	(59)	(57)	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Reinsurance recoverable	—	109	—	—	109	—	—	—
Assets of consolidated VIEs
Trading securities	—	—	(55)	—	(55)	6	—	6
Mortgage loans	32	—	—	(16)	16	—	—	—
Investment funds	1	—	—	—	1	—	—	—
Other investments	19	—	(3)	—	16	—	—	—
Total Level 3 assets	$9,802	$109	$(293)	$(1,835)	$7,783	$371	$(259)	$112

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(898)	$—	$226	$(672)	$—	$—	$—
Other liabilities	—	—	—	47	47	64	—	64
Total Level 3 liabilities	$—	$(898)	$—	$273	$(625)	$64	$—	$64

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

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	March 31, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$27,268	Discounted cash flow	Discount rate	4.5%	22.7%	6.9%	[1]	Decrease
Mortgage loans	74,731	Discounted cash flow	Discount rate	1.4%	48.8%	6.5%	[1]	Decrease
Investment funds	1,181	Discounted cash flow	Discount rate	10.0%	14.0%	13.1%	[1]	Decrease
	294	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	10,747	Discounted cash flow	Nonperformance risk	0.5%	1.3%	0.8%	[2]	Decrease
			Option budget	0.5%	6.0%	2.8%	[3]	Increase
			Surrender rate	5.7%	13.7%	8.8%	[3]	Decrease

	December 31, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$28,774	Discounted cash flow	Discount rate	4.7%	20.0%	7.1%	[1]	Decrease
Mortgage loans	67,115	Discounted cash flow	Discount rate	1.8%	43.1%	6.7%	[1]	Decrease
Investment funds	1,909	Discounted cash flow	Discount rate	6.6%	14.0%	10.8%	[1]	Decrease
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,242	Discounted cash flow	Nonperformance risk	0.4%	1.1%	0.7%	[2]	Decrease
			Option budget	0.5%	6.0%	2.8%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.0%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$104	$104	$104	$—	$—	$—
Policy loans	313	313	—	—	313	—
Funds withheld at interest	20,707	20,707	—	—	—	20,707
Short-term investments	181	181	—	—	—	181
Other investments	88	99	—	—	—	99
Investments in related parties
Investment funds	755	755	755	—	—	—
Funds withheld at interest	5,350	5,350	—	—	—	5,350
Short-term investments	784	784	—	—	784	—
Total financial assets not carried at fair value	$28,282	$28,293	$859	$—	$1,097	$26,337

Financial liabilities
Interest sensitive contract liabilities	$220,311	$214,258	$—	$—	$—	$214,258
Debt	6,301	5,872	—	579	5,293	—
Securities to repurchase	3,064	3,064	—	—	3,064	—
Funds withheld liability	4,636	4,636	—	—	—	4,636
Total financial liabilities not carried at fair value	$234,312	$227,830	$—	$579	$8,357	$218,894

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

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

	Three months ended March 31, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	237	258	19	1	184	—	699
Amortization	(81)	(58)	(5)	—	(40)	(83)	(267)
Other	1	—	—	—	—	—	1
Balance at March 31, 2025	$1,315	$2,478	$54	$12	$1,620	$2,127	$7,606

	Three months ended March 31, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	147	294	18	—	177	—	636
Amortization	(51)	(39)	(2)	—	(26)	(89)	(207)
Balance at March 31, 2024	$986	$1,772	$26	$11	$1,121	$2,492	$6,408

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

	Three months ended March 31, 2025
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	10,515	4,127	10,744	118	25,504
Policy charges	—	(186)	—	—	(186)
Surrenders and withdrawals	(1,305)	(2,824)	—	(19)	(4,148)
Benefit payments	(342)	(391)	(2,768)	(86)	(3,587)
Interest credited	993	840	644	54	2,531
Foreign exchange	175	2	287	230	694
Other	—	—	144	(9)	135
Balance at March 31, 2025	$96,697	$99,429	$63,819	$8,318	$268,263

Weighted average crediting rate	4.6%	2.6%	4.6%	2.7%
Net amount at risk	$421	$15,599	$—	$45
Cash surrender value	90,843	90,820	—	6,907

	Three months ended March 31, 2024
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	7,165	4,814	8,542	485	21,006
Policy charges	(1)	(168)	—	—	(169)
Surrenders and withdrawals	(1,328)	(3,150)	—	(20)	(4,498)
Benefit payments	(283)	(433)	(1,840)	(57)	(2,613)
Interest credited	697	641	299	49	1,686
Foreign exchange	(183)	(3)	(184)	(314)	(684)
Other	—	—	(78)	(24)	(102)
Balance at March 31, 2024	$70,830	$94,848	$39,089	$7,748	$212,515

Weighted average crediting rate	4.1%	2.4%	4.0%	2.7%
Net amount at risk	$425	$14,995	$—	$88
Cash surrender value	66,597	86,747	—	6,542

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	March 31,
(In millions)	2025	2024
Traditional deferred annuities	$96,697	$70,830
Indexed annuities	99,429	94,848
Funding agreements	63,819	39,089
Other investment-type	8,318	7,748
Reconciling items[1]	5,176	7,719
Interest sensitive contract liabilities	$273,439	$220,234

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents policyholder account balances by range of guaranteed minimum crediting rates (GMCR), as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums. Our funding agreements and other investment-type products provide us little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution, and as a result, those policyholder account balances are excluded from the following tables.

	March 31, 2025
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
<2.0%	$4,759	$1,620	$77,515	$83,894
2.0% – < 4.0%	6,194	634	1,997	8,825
4.0% – < 6.0%	3,972	2	1	3,975
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,928	$2,256	$79,513	$96,697

Indexed annuities
< 2.0%	$1,658	$1,211	$3,129	$5,998
2.0% – < 4.0%	4,276	44	186	4,506
Total indexed annuities with GMCR	5,934	1,255	3,315	10,504
Other[1]				88,925
Total indexed annuities				$99,429

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	March 31, 2024
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,117	$3,181	$50,943	$58,241
2.0% – <4.0%	7,418	446	1,293	9,157
4.0% – <6.0%	3,420	9	1	3,430
6.0% and greater	2	—	—	2
Total traditional deferred annuities	$14,957	$3,636	$52,237	$70,830

Indexed annuities
< 2.0%	$2,263	$1,571	$2,888	$6,722
2.0% – < 4.0%	5,061	62	—	5,123
Total indexed annuities with GMCR	7,324	1,633	2,888	11,845
Other[1]				83,003
Total indexed annuities				$94,848

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.
Note: The amounts presented in this table have been revised to conform with the current year presentation to provide certain product-level detail and account value allocated to an indexed strategy or other amounts without a GMCR.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Three months ended March 31, 2025
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Interest accrual	—	4	4
Net premium collected	—	(47)	(47)
Foreign exchange	—	40	40
Ending balance at original discount rate	—	849	849
Effect of changes in discount rate assumptions	—	20	20
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$868	$868
Present value of expected future policy benefits
Beginning balance	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of actual to expected experience	(42)	2	(40)
Adjusted balance	49,592	2,918	52,510
Issuances	75	—	75
Interest accrual	442	17	459
Benefit payments	(1,132)	(22)	(1,154)
Foreign exchange	25	143	168
Ending balance at original discount rate	49,002	3,056	52,058
Effect of changes in discount rate assumptions	(6,778)	(288)	(7,066)
Effect of foreign exchange on the change in discount rate assumptions	(6)	(10)	(16)
Ending balance, present value of expected future policy benefits	42,218	2,758	44,976
Less: Present value of expected net premium	—	868	868
Net future policy benefits	$42,218	$1,890	$44,108

Weighted-average liability duration (in years)	9.4	30.0
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.4%	4.7%
Expected future gross premiums, undiscounted	$—	$1,073
Expected future gross premiums, discounted[1]	—	927
Expected future benefit payments, undiscounted	71,699	10,126

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2024
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Interest accrual	—	6	6
Net premium collected	—	(53)	(53)
Foreign exchange	—	(77)	(77)
Ending balance at original discount rate	—	1,011	1,011
Effect of changes in discount rate assumptions	—	43	43
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,053	$1,053
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of actual to expected experience	(4)	(4)	(8)
Adjusted balance	51,231	3,272	54,503
Issuances	42	—	42
Interest accrual	453	18	471
Benefit payments	(1,126)	(19)	(1,145)
Foreign exchange	(7)	(225)	(232)
Ending balance at original discount rate	50,593	3,046	53,639
Effect of changes in discount rate assumptions	(6,999)	50	(6,949)
Effect of foreign exchange on the change in discount rate assumptions	2	(1)	1
Ending balance, present value of expected future policy benefits	43,596	3,095	46,691
Less: Present value of expected net premium	—	1,053	1,053
Net future policy benefits	$43,596	$2,042	$45,638

Weighted-average liability duration (in years)	9.5	32.7
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.4%	4.4%
Expected future gross premiums, undiscounted	$—	$1,344
Expected future gross premiums, discounted[1]	—	1,103
Expected future benefit payments, undiscounted	74,239	11,449

[1] Discounted at the original discount rate.

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	March 31,
(In millions)	2025	2024
Payout annuities with life contingencies	$42,218	$43,596
Whole life	1,890	2,042
Reconciling items[1]	5,789	6,034
Future policy benefits	$49,897	$51,672

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income:

	Premiums		Interest expense
	Three months ended March 31,		Three months ended March 31,
(In millions)	2025	2024	2025	2024
Payout annuities with life contingencies	$70	$38	$442	$453
Whole life	51	55	12	12
Reconciling items[1]	6	8	—	—
Total	$127	$101	$454	$465

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

During the three months ended March 31, 2025, the present value of expected future policy benefits increased by $4 million, which was driven by a $528 million change in discount rate assumptions related to a decrease in market observable rates, $459 million of interest accruals, a $168 million change in foreign exchange and $75 million of issuances, primarily pension group annuities, offset by $1,154 million of benefit payments.

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

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income:

	Three months ended March 31,
(In millions)	2025	2024
Reserves	$40	$8
Deferred profit liability	1	(20)
Total remeasurement gains (losses)	$41	$(12)

During the three months ended March 31, 2025 and 2024, we recorded reserve increases of $8 million and $25 million, respectively, on the condensed consolidated statements of income as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Three months ended March 31, 2025
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	87	87
Interest accrual	2	42	44
Attributed fees collected	—	93	93
Benefit payments	(1)	(14)	(15)
Effect of changes in interest rates	6	183	189
Effect of changes in equity	—	50	50
Effect of actual policyholder behavior compared to expected behavior	—	30	30
Balance, end of period, before changes in instrument-specific credit risk	194	3,842	4,036
Effect of changes in instrument-specific credit risk	—	41	41
Balance at March 31, 2025	194	3,883	4,077
Less: Reinsurance recoverable	—	47	47
Balance at March 31, 2025, net of reinsurance	$194	$3,836	$4,030

Net amount at risk	$421	$15,599
Weighted-average attained age of contract holders (in years)	76	69

	Three months ended March 31, 2024
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument specific credit risk	194	3,171	3,365
Issuances	—	93	93
Interest accrual	3	47	50
Attributed fees collected	1	86	87
Benefit payments	(2)	(15)	(17)
Effect of changes in interest rates	(8)	(220)	(228)
Effect of changes in equity	—	(73)	(73)
Effect of actual policyholder behavior compared to expected behavior	2	25	27
Balance, end of period, before changes in instrument-specific credit risk	190	3,114	3,304
Effect of changes in instrument-specific credit risk	(1)	37	36
Balance at March 31, 2024	189	3,151	3,340
Less: Reinsurance recoverable	—	10	10
Balance at March 31, 2024, net of reinsurance	$189	$3,141	$3,330

Net amount at risk	$425	$14,995
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	March 31, 2025			March 31, 2024
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$194	$194	$—	$189	$189
Indexed annuities	285	4,168	3,883	383	3,534	3,151
Total	$285	$4,362	$4,077	$383	$3,723	$3,340

During the three months ended March 31, 2025, net market risk benefit liabilities increased by $362 million, which was primarily driven by an increase of $189 million related to changes in the risk-free discount rate across the curve, $93 million in fees collected from policyholders and $87 million of issuances.

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

The following summarizes the unobservable inputs for market risk benefits:

	March 31, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,077	Discounted cash flow	Nonperformance risk	0.5%	1.3%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.4%	[2]	Decrease
			Surrender rate	3.1%	6.8%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	85.1%	[3]	Increase

	March 31, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,340	Discounted cash flow	Nonperformance risk	0.4%	1.2%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.0%	[2]	Decrease
			Surrender rate	3.1%	6.6%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.1%	[3]	Increase

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,171)	$(284)	$(120)	$4,235	$(103)	$(22)	$(5,465)
Other comprehensive income (loss) before reclassifications	1,338	(37)	239	(528)	116	36	1,164
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(191)	—	10	—	—	—	(181)
Less: Income tax expense (benefit)	312	(8)	48	(110)	24	7	273
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	260	—	62	(169)	12	3	168
Balance at March 31, 2025	$(8,214)	$(313)	$(1)	$3,986	$(23)	$4	$(4,561)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,672)	$(289)	$(82)	$3,458	$3	$13	$(5,569)
Other comprehensive income (loss) before reclassifications	(545)	(145)	(58)	803	(28)	(16)	11
Less: Reclassification adjustments for gains (losses) realized in net income[1]	47	—	18	—	—	—	65
Less: Income tax expense (benefit)	(117)	(30)	(16)	168	(6)	(3)	(4)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(188)	—	(13)	214	(2)	(2)	9
Balance at March 31, 2024	$(8,959)	$(404)	$(129)	$3,879	$(17)	$2	$(5,628)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

9. Income Taxes

The income tax expense was $175 million and $307 million for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate was 19% and 17% for the three months ended March 31, 2025 and 2024, respectively. The income tax expense considers US federal, US state, local and foreign income taxes. The most significant reconciling items relate to US noncontrolling interests and Bermuda corporate income tax.

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

Under our fee agreement with Apollo, we pay Apollo a base management fee of (1) 0.225% per year on a monthly basis equal to the lesser of (A) $103.4 billion, which represents the aggregate fair market value of substantially all of the assets in substantially all of the accounts of or relating to us (collectively, the Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value of such assets, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. In addition to the base and sub-allocation fees specified above, we pay Apollo a target annual performance fee of $37.5 million, with the amount of the annual performance fee ranging from between 0% and 200% of such target amount, based on our spread related earnings for the year relative to our targets.

During the three months ended March 31, 2025 and 2024, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $371 million and $289 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of March 31, 2025 and December 31, 2024, management fees payable were $140 million and $127 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

AGM owns all of our common stock and James Belardi, our Chief Executive Officer (CEO), serves as a member of the board of directors and an executive officer of AGM, and CEO of Apollo Insurance Solutions Group LP (ISG), which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, six of the twelve members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bylaws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Athora Holding Ltd. (Athora) – We have an amended and restated cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, and (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2025, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity and corporate debt securities. The following table summarizes our investments in Athora:

(In millions)	March 31, 2025	December 31, 2024
Investment fund	$1,071	$1,033
Non-redeemable preferred equity and corporate debt securities	289	277
Total investment in Athora	$1,360	$1,310

Additionally, as of March 31, 2025 and December 31, 2024, we had $59 million and $57 million, respectively, of funding agreements outstanding to Athora. We also had commitments to make additional investments in Athora of $524 million as of March 31, 2025. Subsequently, $270 million of such outstanding commitments expired on April 1, 2025.

Atlas – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of March 31, 2025 and December 31, 2024, we held $3,996 million and $3,245 million, respectively, of related party AFS securities issued by Atlas or its affiliates. Additionally, we held $766 million and $724 million of reverse repurchase agreements issued by Atlas as of March 31, 2025 and December 31, 2024, respectively, which are held as related party short-term investments on the condensed consolidated balance sheets. As of March 31, 2025, we have commitments to make additional investments in Atlas of $2,237 million. See Note 11 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). As of March 31, 2025 and December 31, 2024, we held $207 million and $205 million, respectively, of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the condensed consolidated balance sheets.

We have a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $207 million and $221 million as of March 31, 2025 and December 31, 2024, respectively, which is included in other liabilities on the condensed consolidated balance sheets. We also have a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of March 31, 2025 and December 31, 2024, we had a reinsurance recoverable balance of $4,830 million and $4,309 million, respectively, related to this agreement.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of March 31, 2025 and December 31, 2024, we held securities issued by MidCap Financial and its affiliates of $1,824 million and $1,938 million, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Skylign Aviation Holdings, L.P. (together with its subsidiaries, Skylign) – We have investments in Skylign, a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA. We had direct investments in Skylign notes of $1,534 million and $1,616 million as of March 31, 2025 and December 31, 2024, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also have commitments to make additional investments in Skylign of $40 million as of March 31, 2025.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of March 31, 2025 and December 31, 2024, we held $1,982 million and $1,994 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have a minority equity investment in VA Capital, which was $178 million and $178 million as of March 31, 2025 and December 31, 2024, respectively, that is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. Additionally, we consolidate AP Violet ATH Holdings, L.P. and its investment fund primarily represents an interest in VA Capital, which was $109 million and $106 million as of March 31, 2025 and December 31, 2024, respectively.

We also have coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to our investment in VA Capital.

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $340 million and $331 million as of March 31, 2025 and December 31, 2024, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels Inc. (Wheels) – We invest in Wheels indirectly through our investment in AAA. We also own securities issued by Wheels of $971 million and $984 million as of March 31, 2025 and December 31, 2024, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also have commitments to make additional investments in Wheels of $45 million as of March 31, 2025.

ACRA and Apollo/Athene Dedicated Investment Programs I and II (collectively, ADIP) – ACRA 1 is partially owned by Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo. ALRe directly holds 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63% of the economic interests. ACRA 2 is partially owned by Apollo/Athene Dedicated Investment Program II (ADIP II), a fund managed by Apollo. ADIP II owns 63% of the economic interests in ACRA 2, with ALRe directly owning the remaining 37% of the economic interests. ALRe holds all of ACRA 2’s voting interests.

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended March 31,
(In millions)	2025	2024
Contributions from ADIP	$—	$405
Distributions to ADIP	(95)	(254)

Additionally, as of March 31, 2025 and December 31, 2024, we had $312 million and $289 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

As of March 31, 2025 and December 31, 2024, we held investments in ADIP of $236 million and $238 million, respectively, which are accounted for as equity method investments and included in related party investment funds on the condensed consolidated balance sheets. As of March 31, 2025, we also have commitments to make additional investments in ADIP of $311 million.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $190 million and $142 million as of March 31, 2025 and December 31, 2024, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of March 31, 2025 and December 31, 2024.

11. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $29.0 billion as of March 31, 2025. These commitments primarily include capital contributions to investment funds and mortgage loan commitments. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2025 and December 31, 2024, we had $17.2 billion and $15.6 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of March 31, 2025 and December 31, 2024, we had $28.3 billion and $24.1 billion, respectively, of FABN funding agreements outstanding. We had $6.4 billion of board-authorized FABN capacity remaining as of March 31, 2025.

We also issue secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of March 31, 2025 and December 31, 2024, we had $18.0 billion and $14.8 billion, respectively, of secured and other funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The restricted investments and cash balances included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2025	December 31, 2024
AFS securities	$47,877	$46,337
Trading securities	1,891	1,665
Equity securities	236	286
Mortgage loans	31,686	27,883
Investment funds	301	777
Derivative assets	141	91
Short-term investments	—	2
Other investments	1,579	1,507
Restricted cash	2,220	953
Total restricted assets	$85,931	$79,501

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,147 million as of March 31, 2025. These letters of credit were issued for our reinsurance program and have expirations through May 22, 2028.

Assurance Letter—In connection with our, Apollo and Credit Suisse AG’s (CS) previously announced transaction, Atlas acquired certain assets of the CS Securitized Products Group and agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, Apollo Asset Management, Inc. (AAM) and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM each issued an assurance letter to CS to guarantee the full amount. Our guarantees are not probable of payment; therefore, no liabilities have been recorded for the guarantees on the condensed consolidated financial statements.

12. Segment Information

We operate our core business strategies through one reportable segment. We conduct our retirement services business through entities domiciled in the US and Bermuda and our revenues are similarly generated primarily in the US and Bermuda. Our CEO is the Chief Operating Decision Maker (CODM), who is also solely responsible for decisions related to the allocation of resources on a company-wide basis. For determining the allocation of resources, the CODM reviews the Company’s performance based on its key measure of condensed consolidated net income to evaluate income generated and determine allocation of resources, among other measures.

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

Additionally, total condensed consolidated assets is the only measure of segment assets that the CODM uses to determine allocation of resources.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The reconciliation of total condensed consolidated revenue to total condensed consolidated net income is as follows:

	Three months ended March 31,
(In millions)	2025	2024
Revenues	$4,186	$5,721
Less:
Cost of funds	2,210	1,723
Other operating expenses	116	116
Interest and other financing costs	130	91
Other liability costs equal to the amount of premium	127	101
Other segment items[1]	669	1,908
Income before income taxes	934	1,782
Income tax expense	175	307
Net income	$759	$1,475

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

We have established a significant base of earnings and, as of March 31, 2025, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 7.6 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts and other products.

Our total assets have grown to $381.5 billion as of March 31, 2025. For the three months ended March 31, 2025, we generated an annualized net investment spread of 1.65%.

The following table presents the inflows and outflows generated from our organic and inorganic channels as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended March 31,
(In millions)	2025	2024
Retail	$9,482	$9,663
Flow reinsurance	4,933	2,390
Funding agreements[1]	11,144	8,041
Pension group annuities	4	—
Gross organic inflows	25,563	20,094
Gross inorganic inflows	—	—
Total gross inflows	25,563	20,094
Gross outflows[2]	(8,392)	(8,035)
Net flows	$17,171	$12,059

Inflows attributable to Athene	$20,118	$14,591
Inflows attributable to ACRA noncontrolling interests	4,956	4,437
Inflows ceded to third-party reinsurers	489	1,066
Total gross inflows	$25,563	$20,094

Outflows attributable to Athene	$(7,017)	$(6,748)
Outflows attributable to ACRA noncontrolling interests	(1,375)	(1,287)
Total gross outflows[2]	$(8,392)	$(8,035)

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

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $25.6 billion and $20.1 billion for the three months ended March 31, 2025 and 2024, respectively, which were underwritten to attractive returns. Gross organic inflows increased $5.5 billion, or 27% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows (collectively, gross outflows), in the aggregate were $8.4 billion and $8.0 billion for the three months ended March 31, 2025 and 2024, respectively. The increase in gross outflows of $357 million was primarily driven by an increase in funding agreement maturities in 2025, partially offset by a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2024. We believe that our credit profile, current product offerings and product design capabilities, as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $9.5 billion and $9.7 billion for the three months ended March 31, 2025 and 2024, respectively. The decrease in our retail channel was driven by a decrease in sales of our fixed indexed annuity (FIA) products in comparison to a record quarter in 2024, largely offset by an increase in multi-year guaranteed annuity (MYGA) sales and record sales of our registered index-linked annuity (RILA) products. Overall sales were strong across our bank, broker-dealer and independent marketing organization (IMO) channels, exhibiting strong sales execution, the current rate environment, growing product offerings and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 40 IMOs and with our network of 17 banks and 156 broker-dealers, collectively representing approximately 144,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $4.9 billion and $2.4 billion for the three months ended March 31, 2025 and 2024, respectively. The increase in our flow reinsurance channel from 2024 was driven by record volumes primarily attributable to a strategic opportunity with a US partner at attractive returns as well as strong volume from our Asia Pacific partners. We continue to expand our presence in Asia with increased partnerships and growing product offerings. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $11.1 billion and $8.0 billion for the three months ended March 31, 2025 and 2024, respectively. The increase in our institutional channel was driven by higher funding agreement inflows. We issued funding agreements in the aggregate principal amount of $11.1 billion and $8.0 billion for the three months ended March 31, 2025 and 2024, respectively. The increase in our funding agreement channel from 2024 was driven by record inflows with diversified activity across sub-channels, including record quarterly FABN issuance. Funding agreement inflows for the three months ended March 31, 2025 consisted of $5.8 billion of FABN issuances, $3.1 billion of secured and other funding agreement issuances, $1.8 billion of FHLB issuances and $400 million long-term repurchase agreement issuances. As of March 31, 2025, we had funding agreements outstanding of $28.3 billion under our FABN program, $18.0 billion of secured and other funding agreements, $17.2 billion with the FHLB and $3.1 billion of long-term repurchase agreements. We issued no pension group annuity contracts during the three months ended March 31, 2025 and 2024. The pension group annuity channel continues to be impacted by the competitive environment and litigation against certain of our pension group annuity clients. Since entering the pension group annuity market in 2017, we have closed 49 deals resulting in the issuance or reinsurance of group annuities of $52.7 billion with more than 545,000 plan participants as of March 31, 2025. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

To support growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. ALRe directly owns 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I, a series of funds managed by Apollo, owning the remaining 63% of the economic interests. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. ALRe directly owns 37% of the economic interests in ACRA 2 and all of ACRA 2’s voting interests, with ADIP II, a fund managed by Apollo, owning the remaining 63% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

These stockholder-friendly, strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of March 31, 2025, we estimate that we had approximately $8.2 billion in capital available to deploy, consisting of approximately $1.6 billion in excess equity capital, $3.2 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $3.4 billion in available undrawn capital at ACRA.

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

The ongoing uncertainty regarding trade policy poses a significant downside risk to the current economic outlook. Tariffs, which are inflationary in nature, remain in place and may have a negative impact on Gross Domestic Product (GDP) growth. The potential impact of tariffs on corporate earnings remains uncertain and will depend on the duration and outcome of related trade negotiations.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. US inflation remains elevated with the US Bureau of Labor Statistics reporting the annual US inflation rate at 2.4% as of March 31, 2025, compared to 2.9% as of December 31, 2024. The US Federal Reserve finished the quarter with a benchmark interest rate target range of 4.25% to 4.50%, unchanged from its December 2024 meeting.

Equity market performance was mixed during the first quarter of 2025. In the US, the S&P 500 Index decreased by 4.6% during the quarter, following an increase of 2.1% in the fourth quarter of 2024. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP contracted at an annual rate of 0.3% in the first quarter of 2025, following an increase of 2.4% in the fourth quarter of 2024. As of April 2025, the International Monetary Fund estimated that the US economy will expand by 1.8% in 2025 and 1.7% in 2026. The US Bureau of Labor Statistics reported the US unemployment rate increased to 4.2% as of March 31, 2025, compared to 4.1% as of December 31, 2024. Oil finished the first quarter of 2025 relatively flat, decreasing only 0.3% from the fourth quarter of 2024.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar weakened in the first quarter of 2025 compared to the euro and Japanese yen. Relative to the US dollar, the euro appreciated 4.5% in the first quarter of 2025, after depreciating 7.0% in the fourth quarter of 2024. Relative to the US dollar, the Japanese yen appreciated 4.8% in the first quarter of 2025, after depreciating 8.6% in the fourth quarter of 2024. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Medium and long-term rates decreased during the first quarter of 2025 with the US 10-year Treasury yield at 4.23% as of March 31, 2025 compared to 4.58% as of December 31, 2024. Short-term rates decreased during the first quarter of 2025 with the 3-month secured overnight financing rate at 4.29% as of March 31, 2025 compared to 4.31% as of December 31, 2024.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of March 31, 2025, our net invested asset portfolio included $52.9 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $35.7 billion of floating rate liabilities at notional, or 13% of our net invested assets, resulting in $17.2 billion of net floating rate assets, or 7% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. Our policyholder account balances include deferred annuities, indexed annuities, funding agreements and other investment-type contracts, the latter of which is comprised of immediate annuities without significant mortality risk (including pension group annuities without life contingencies) and assumed endowments without significant mortality risks. Our funding agreements and other

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

investment-type products provide us little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, our willingness to do so may be limited by competitive pressures. See Note 7 – Long-duration Contracts to the condensed consolidated financial statements for our deferred and indexed annuity policyholder account balances by range of guaranteed minimum crediting rates and the related distance to those respective guaranteed minimums.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks in this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2024 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $432.6 billion for the year ended December 31, 2024, a 12.2% increase from the same time period in 2023. In the total annuity market, for the year ended December 31, 2024 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $36.0 billion, translating to an 8.3% market share. For the year ended December 31, 2023, we were the largest provider of annuities based on sales of $35.5 billion, translating to a 9.2% market share.

According to LIMRA, total fixed annuity market sales in the US were $306.4 billion for the year ended December 31, 2024, a 6.9% increase from the same time period in 2023. In the total fixed annuity market, for the year ended December 31, 2024 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $34.8 billion, translating to an 11.4% market share. For the year ended December 31, 2023, we were the largest provider of fixed annuities based on sales of $34.7 billion, translating to a 12.1% market share.

According to LIMRA, total fixed indexed annuity market sales in the US were $126.9 billion for the year ended December 31, 2024, a 32.3% increase from the same time period in 2023. For the year ended December 31, 2024 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $13.6 billion, translating to a 10.7% market share. For the year ended December 31, 2023, we were the second largest provider of FIAs based on sales of $10.8 billion, translating to an 11.2% market share.

According to LIMRA, RILA market sales in the US were $65.4 billion for the year ended December 31, 2024, a 38.3% increase from the same time period in 2023. For the year ended December 31, 2024 (the most recent period for which specific market share data is available), we were the twelfth largest provider of RILAs based on sales of $1.2 billion, translating to a 1.8% market share. For the year ended December 31, 2023, we were the eleventh largest provider of RILAs based on sales of $851 million, translating to a 1.8% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance including the impact of any reinsurance transactions and excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income available to AHL common stockholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities and mortgage loans, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the provision for credit losses and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities and mortgage loans, investments held under the fair value option, derivative gains and losses not hedging FIA index credits, all foreign exchange impacts and the change in provision for credit losses recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to the market value adjustments (MVA) associated with surrenders or terminations of contracts.

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

•Non-operating Change in Funding Agreements—Consists of timing differences caused by changes to interest rates on variable funding agreements and funding agreement backed notes and the associated reserve accretion patterns of those contracts. Further included are adjustments for gains associated with our early repurchases of funding agreements.

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

•Income Tax Expense (Benefit)—Consists of the income tax effect of all income statement adjustments and is computed by applying the appropriate jurisdiction’s tax rate to all adjustments subject to income tax.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended March 31,
(In millions)	2025	2024
Revenues	$4,186	$5,721
Benefits and expenses	3,252	3,939
Income before income taxes	934	1,782
Income tax expense	175	307
Net income	759	1,475
Less: Net income attributable to noncontrolling interests	294	283
Net income attributable to Athene Holding Ltd. stockholders	465	1,192
Less: Preferred stock dividends	45	45
Net income available to Athene Holding Ltd. common stockholder	$420	$1,147

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

In this section, references to 2025 refer to the three months ended March 31, 2025 and references to 2024 refer to the three months ended March 31, 2024.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder decreased by $727 million, or 63%, to $420 million in 2025 from $1.1 billion in 2024. The decrease in net income available to Athene Holding Ltd. common stockholder was primarily driven by a $1.5 billion decrease in revenues, partially offset by a $687 million decrease in benefits and expenses and a $132 million decrease in income tax expense.

Revenues

Revenues decreased by $1.5 billion to $4.2 billion in 2025 from $5.7 billion in 2024. The decrease was primarily driven by a decrease in investment related gains (losses), partially offset by an increase in net investment income and an increase in VIE investment related gains (losses).

Investment related gains (losses) decreased by $2.5 billion to $(828) million in 2025 from $1.7 billion in 2024, primarily due to the unfavorable change in fair value of FIA hedging derivatives, unfavorable net foreign exchange impacts and an increase in realized losses on AFS securities, partially offset by the favorable change in fair value of mortgage loans and reinsurance assets. The change in fair value of FIA hedging derivatives decreased $2.7 billion, primarily driven by the unfavorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which decreased 4.6% in 2025, compared to an increase of 10.2% in 2024. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024. The change in fair value of mortgage loans increased $952 million and the change in fair value of reinsurance assets increased $233 million, primarily driven by a decrease in US Treasury rates in 2025 compared to an increase in 2024.

Net investment income increased by $699 million to $4.0 billion in 2025 from $3.3 billion in 2024, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment. These increases were partially offset by lower floating rate income and higher investment management fees driven by the significant growth in our investment portfolio.

VIE investment related gains (losses) increased by $216 million to $550 million in 2025 from $334 million in 2024, primarily driven by gains within AAA related to favorable returns on the underlying assets, a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in US Treasury rates in 2025 compared to an increase in 2024 and favorable returns from A-A Onshore Fund, LLC.

Benefits and Expenses

Benefits and expenses decreased by $687 million to $3.3 billion in 2025 from $3.9 billion in 2024. The decrease was primarily driven by a decrease in interest sensitive contract benefits, partially offset by an increase in market risk benefits remeasurement (gains) losses, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization.

Interest sensitive contract benefits decreased by $1.4 billion to $1.5 billion in 2025 from $2.9 billion in 2024, primarily driven by a decrease in the change in our FIA reserves and lower rates on floating rate funding agreements, partially offset by significant growth in our deferred annuity and funding agreement blocks of business and higher rates on new deferred annuity and funding agreement issuances in comparison to our existing blocks of business. The change in our FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in the change in fair value of FIA embedded derivatives of $2.2 billion was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which decreased 4.6% in 2025, compared to an increase of 10.2% in 2024. The change in fair value of FIA embedded derivatives was also driven by the favorable impact of rates on policyholder projected benefits. These impacts were partially offset by the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024.

Market risk benefits remeasurement (gains) losses increased by $539 million to $385 million in 2025 from $(154) million in 2024. The losses in 2025 compared to gains in 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $417 million unfavorable compared to 2024 due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, and $123 million unfavorable related to unfavorable equity market performance in 2025 compared to 2024.

Policy and other operating expenses increased by $106 million to $565 million in 2025 from $459 million in 2024, primarily driven by an increase in interest expense, policy acquisition expenses related to significant growth and an increase in contingent investment fees ACRA is obligated to pay on behalf of ADIP.

DAC, DSI and VOBA amortization increased by $60 million to $267 million in 2025 from $207 million in 2024, primarily due to an increase in acquisition costs that are deferred and amortized driven by strong growth in our deferred annuity business.

Income Tax Expense

Income tax expense decreased by $132 million to $175 million in 2025 from $307 million in 2024, primarily driven by the decrease in pretax income subject to income tax. Our effective tax rate in the first quarter of 2025 was 19% compared to 17% in 2024.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended March 31,
(In millions)	2025	2024
Fixed income and other net investment income	$2,916	$2,455
Alternative net investment income	315	266
Net investment earnings	3,231	2,721
Strategic capital management fees	29	25
Cost of funds	(2,210)	(1,723)
Net investment spread	1,050	1,023
Other operating expenses	(116)	(116)
Interest and other financing costs	(130)	(91)
Spread related earnings	$804	$816

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

In this section, references to 2025 refer to the three months ended March 31, 2025 and references to 2024 refer to the three months ended March 31, 2024.

Spread Related Earnings

Spread related earnings decreased by $12 million, or 1%, to $804 million in 2025 from $816 million in 2024. The decrease in SRE was primarily driven by higher cost of funds and interest and other financing costs, partially offset by higher net investment earnings.

Cost of funds increased by $487 million to $2.2 billion in 2025 from $1.7 billion in 2024, primarily driven by significant growth in deferred annuity and institutional business, higher rates on new business compared to the existing blocks and an increase in business mix to institutional business at higher crediting rates, partially offset by lower rates on floating rate funding agreements.

Interest and other financing costs increased by $39 million to $130 million in 2025 from $91 million in 2024, primarily related to higher interest expense resulting from a full quarter of expense on the debt issued in March 2024, expense related to the debt issued in October 2024 and a higher average short-term repurchase agreement balance outstanding in 2025 compared to 2024.

Net investment earnings increased by $510 million to $3.2 billion in 2025 from $2.7 billion in 2024, primarily driven by $33.1 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and an increase in alternative net investment income, partially offset by lower floating rate income. The increase in alternative net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

investment income compared to 2024 was primarily driven by more favorable performance within strategic origination platforms and equity investments, partially offset by less favorable performance within retirement services platforms and credit investments. The increase in income from strategic origination platforms was mainly attributable to strong performance within other strategic origination platforms, including an initial mark from cost to fair value on Atlas, unfavorable performance from Aqua Finance, Inc. (Aqua Finance) in 2024 related to macroeconomic headwinds for consumer loan origination, outsized performance from MidCap Financial in 2025 and a valuation increase on Wheels in 2025. The decrease in income from retirement services platforms was primarily related to continued headwinds impacting dividend projections for Athora in 2025 and an increase in the share price of Challenger Limited (Challenger) in 2024 not recurring in 2025 due to the sale of our common interests in Challenger in the third quarter of 2024.

Net Investment Spread

	Three months ended March 31,
	2025	2024
Fixed income and other net investment earned rate	4.80%	4.66%
Alternative net investment earned rate	10.08%	9.10%
Net investment earned rate	5.06%	4.89%
Strategic capital management fees	0.05%	0.04%
Cost of funds	(3.46)%	(3.10)%
Net investment spread	1.65%	1.83%

Net investment spread decreased 18 basis points to 1.65% in 2025 from 1.83% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 36 basis points to 3.46% in 2025 from 3.10% in 2024, primarily driven by higher rates on new business compared to the existing blocks and an increase in business mix to institutional business at higher crediting rates, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate increased 17 basis points to 5.06% in 2025 from 4.89% in 2024, primarily due to higher returns in both our fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.80% in 2025, an increase from 4.66% in 2024, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment, partially offset by lower floating rate income. Alternative net investment earned rate was 10.08% in 2025, an increase from 9.10% in 2024, primarily driven by more favorable performance within strategic origination platforms and equity investments, partially offset by less favorable performance within retirement services platforms and credit investments. The higher returns from strategic origination platforms was mainly attributable to strong performance within other strategic origination platforms, including an initial mark from cost to fair value on Atlas, unfavorable performance from Aqua Finance in 2024 related to macroeconomic headwinds for consumer loan origination, outsized performance from MidCap Financial in 2025 and a valuation increase on Wheels in 2025. The unfavorable returns from retirement services platforms was primarily related to continued headwinds impacting dividend projections for Athora in 2025 and an increase in the share price of Challenger in 2024 not recurring in 2025 due to the sale of our common interests in Challenger in the third quarter of 2024.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The decrease in adjustments to net income available to Athene Holding Ltd. common stockholder in 2025 compared to 2024 was primarily driven by a decrease in non-operating change in insurance liabilities and related derivatives, partially offset by an increase in investment gains (losses), net of offsets.

Non-operating change in insurance liabilities and related derivatives decreased $1.0 billion, primarily due to a decrease in net FIA derivatives and the unfavorable change in fair value of market risk benefits. The $579 million unfavorable change in net FIA derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which decreased 4.6% in 2025, compared to an increase of 10.2% in 2024. The change in net FIA derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The $498 million unfavorable change in fair value of market risk benefits was primarily driven by a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, and unfavorable equity market performance in 2025 compared to 2024.

Investment gains (losses), net of offsets, increased $173 million, primarily due to the favorable changes in fair value of mortgage loans and reinsurance assets, partially offset by unfavorable net foreign exchange impacts and an increase in realized losses on AFS securities. The favorable changes in fair value of mortgage loans of $843 million and reinsurance assets of $137 million were primarily driven by a decrease in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

US Treasury rates in 2025 compared to an increase in 2024. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024.

Investment Portfolio
We had total investments, including related parties and consolidated VIEs, of $333.3 billion and $315.0 billion as of March 31, 2025 and December 31, 2024, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income includes management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base, sub-allocation and performance fees, of $371 million and $289 million, respectively, during the three months ended March 31, 2025 and 2024. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $383 million and $317 million, respectively, for the three months ended March 31, 2025 and 2024. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $262.4 billion and $248.6 billion as of March 31, 2025 and December 31, 2024, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments, including related parties and consolidated VIEs:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value	$176,553	53.0%	$165,364	52.5%
Trading securities, at fair value	2,106	0.6%	1,583	0.5%
Equity securities, at fair value	1,055	0.3%	1,290	0.4%
Mortgage loans, at fair value	70,916	21.3%	63,239	20.1%
Investment funds	104	—%	107	—%
Policy loans	313	0.1%	318	0.1%
Funds withheld at interest	17,860	5.4%	18,866	6.0%
Derivative assets	6,153	1.8%	8,154	2.6%
Short-term investments	252	0.1%	447	0.2%
Other investments	3,011	0.9%	2,915	0.9%
Total investments	278,323	83.5%	262,283	83.3%
Investments in related parties
Available-for-sale securities, at fair value	20,315	6.1%	19,127	6.1%
Trading securities, at fair value	437	0.1%	573	0.2%
Equity securities, at fair value	244	0.1%	234	0.1%
Mortgage loans, at fair value	1,296	0.4%	1,297	0.4%
Investment funds	1,935	0.6%	1,853	0.6%
Funds withheld at interest	4,810	1.4%	5,050	1.6%
Short-term investments	784	0.2%	743	0.2%
Other investments, at fair value	340	0.1%	331	0.1%
Total related party investments	30,161	9.0%	29,208	9.3%
Total investments, including related parties	308,484	92.5%	291,491	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	3,011	0.9%	2,301	0.7%
Mortgage loans, at fair value	2,519	0.8%	2,579	0.8%
Investment funds, at fair value	18,340	5.5%	17,765	5.6%
Other investments	936	0.3%	884	0.3%
Total investments of consolidated VIEs	24,806	7.5%	23,529	7.4%
Total investments, including related parties and consolidated VIEs	$333,290	100.0%	$315,020	100.0%

Our total investments, including related parties and consolidated VIEs, were $333.3 billion and $315.0 billion as of March 31, 2025 and December 31, 2024, respectively. The increase was primarily driven by significant growth from gross organic inflows of $25.6 billion in excess of gross liability outflows of $8.4 billion, reinvestment of earnings, unrealized gains on AFS securities during the three months ended March 31, 2025 of $1.5 billion as well as unrealized gains on mortgage loans and reinsurance assets attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025. Additionally, total investments, including related parties and consolidated VIEs, increased due to an increase in VIE investments related to purchases of underlying trading securities and an increase in investment funds attributable to favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025, partially offset by the deconsolidation of an existing VIE. These impacts were partially offset by a decrease in short term repurchase agreements outstanding and a decrease in derivative assets primarily related to the impact of unfavorable equity market performance in 2025 on our call options as well as market impacts on our derivative swaps and forward contracts.

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

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds or similar equity structures that employ various strategies including equity and credit funds. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments with credit- or debt-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (2) investments that we believe have less downside risk.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of March 31, 2025, these investments totaled $49.4 billion, or 12.9% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amount is comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination and retirement services platforms and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas, which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total Assets	Carrying Value	Percentage of Total Assets
Venerable funds withheld reinsurance portfolio	$4,810	1.3%	$5,050	1.4%
Securitizations of unaffiliated assets where Apollo is manager	21,482	5.6%	20,389	5.6%
Investments in Apollo funds	12,939	3.4%	12,272	3.4%
Strategic investments in Apollo direct origination platforms	7,802	2.0%	7,329	2.0%
Investments in retirement services platforms	2,314	0.6%	2,249	0.6%
Other	91	—%	86	—%
Total related party investments	$49,438	12.9%	$47,375	13.0%

As of March 31, 2025, a $4.8 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of March 31, 2025, $33.1 billion, or 12.6% of our total net invested assets were related party investments. Of these, approximately $18.7 billion, or 7.1% of our net invested assets, were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $14.4 billion, or 5.5% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value	Percentage of Net Invested Assets	Net Invested Asset Value	Percentage of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$18,681	7.1%	$18,472	7.4%
Investments in Apollo funds	7,724	2.9%	7,131	2.9%
Strategic investments in Apollo direct origination platforms	4,376	1.7%	4,006	1.6%
Investments in retirement services platforms	2,294	0.9%	2,285	0.9%
Other	—	—%	—	—%
Total related party net invested assets	$33,075	12.6%	$31,894	12.8%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Gross Invested Asset Value	Percentage of Gross Invested Assets	Gross Invested Asset Value	Percentage of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$25,652	7.5%	$25,327	7.7%
Investments in Apollo funds	9,936	2.9%	9,557	2.9%
Strategic investments in Apollo direct origination platforms	5,573	1.6%	5,281	1.6%
Investments in retirement services platforms	2,384	0.7%	2,374	0.7%
Other	—	—%	—	—%
Total related party gross invested assets	$43,545	12.7%	$42,539	12.9%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2025
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$10,503	$—	$60	$(1,088)	$9,475	4.8%
US state, municipal and political subdivisions	1,100	—	—	(226)	874	0.4%
Foreign governments	2,103	—	3	(496)	1,610	0.8%
Corporate	98,527	(174)	593	(10,742)	88,204	44.8%
CLO	30,094	—	282	(310)	30,066	15.3%
ABS	25,796	(82)	228	(485)	25,457	12.9%
CMBS	12,482	(60)	80	(394)	12,108	6.2%
RMBS	9,280	(392)	244	(373)	8,759	4.5%
Total AFS securities	189,885	(708)	1,490	(14,114)	176,553	89.7%
AFS securities – related parties
Corporate	2,508	—	18	(52)	2,474	1.3%
CLO	6,623	—	17	(51)	6,589	3.3%
ABS	11,483	(1)	24	(254)	11,252	5.7%
Total AFS securities – related parties	20,614	(1)	59	(357)	20,315	10.3%
Total AFS securities, including related parties	$210,499	$(709)	$1,549	$(14,471)	$196,868	100.0%

	December 31, 2024
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151	3.9%
US state, municipal and political subdivisions	1,167	—	—	(246)	921	0.5%
Foreign governments	2,082	—	—	(514)	1,568	0.8%
Corporate	95,006	(175)	485	(11,731)	83,585	45.3%
CLO	29,524	—	266	(608)	29,182	15.8%
ABS	24,779	(76)	138	(640)	24,201	13.1%
CMBS	11,158	(60)	75	(432)	10,741	5.8%
RMBS	8,587	(397)	228	(403)	8,015	4.4%
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364	89.6%
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461	1.3%
CLO	6,130	—	18	(113)	6,035	3.3%
ABS	10,899	(1)	21	(288)	10,631	5.8%
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127	10.4%
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Corporate
Industrial other[1]	$29,072	14.8%	$29,309	15.9%
Financial	36,941	18.8%	32,267	17.5%
Utilities	16,842	8.5%	16,480	8.9%
Communication	5,084	2.6%	5,185	2.8%
Transportation	2,739	1.4%	2,805	1.5%
Total corporate	90,678	46.1%	86,046	46.6%
Other government-related securities
US government and agencies	9,475	4.8%	7,151	3.9%
Foreign governments	1,610	0.8%	1,568	0.8%
US state, municipal and political subdivisions	874	0.4%	921	0.5%
Total non-structured securities	102,637	52.1%	95,686	51.8%
Structured securities
CLO	36,655	18.6%	35,217	19.1%
ABS	36,709	18.6%	34,832	18.9%
CMBS	12,108	6.2%	10,741	5.8%
RMBS
Agency	1,131	0.6%	1,032	0.6%
Non-agency	7,628	3.9%	6,983	3.8%
Total structured securities	94,231	47.9%	88,805	48.2%
Total AFS securities, including related parties	$196,868	100.0%	$184,491	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $196.9 billion and $184.5 billion as of March 31, 2025 and December 31, 2024, respectively. The increase was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, unrealized gains on AFS securities during the three months ended March 31, 2025 of $1.5 billion and unrealized gains related to foreign exchange impacts. The unrealized gains were attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025, while the unrealized foreign exchange gains were attributable to the weakening of the US dollar against foreign currencies in 2025.

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

Beginning on January 1, 2025, domestic insurance companies were required to adopt new statutory accounting guidance for the principles-based bond definition. Under the new guidance, certain debt securities, which were formerly treated as a bond, will now be accounted for as a non-bond debt security. These non-bond debt securities are required to be filed with and designated by the NAIC. Certain of our non-bond debt securities have not received a designation and are accordingly presented as “Non-designated” within the NAIC rating tables below.

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	March 31, 2025			December 31, 2024
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
NAIC designation
1 A-G	$116,649	$108,937	55.4%	$113,845	$104,887	56.9%
2 A-C	87,337	82,149	41.7%	80,160	74,064	40.1%
Total investment grade	203,986	191,086	97.1%	194,005	178,951	97.0%
3 A-C	3,085	2,804	1.4%	3,535	3,230	1.8%
4 A-C	1,525	1,426	0.7%	1,479	1,378	0.7%
5 A-C	389	346	0.2%	345	293	0.2%
6	869	623	0.3%	883	639	0.3%
Non-designated	645	583	0.3%	—	—	—%
Total below investment grade	6,513	5,782	2.9%	6,242	5,540	3.0%
Total AFS securities, including related parties	$210,499	$196,868	100.0%	$200,247	$184,491	100.0%

A significant majority of our AFS portfolio, 97.1% and 97.0% as of March 31, 2025 and December 31, 2024, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NRSRO rating agency designation
AAA/AA/A	$99,973	50.8%	$96,095	52.2%
BBB	79,342	40.3%	70,150	38.0%
Non-rated[1]	10,784	5.5%	11,300	6.1%
Total investment grade	190,099	96.6%	177,545	96.3%
BB	2,280	1.1%	2,722	1.5%
B	1,037	0.5%	972	0.5%
CCC	1,178	0.6%	1,011	0.5%
CC and lower	757	0.4%	791	0.4%
Non-rated[1]	1,517	0.8%	1,450	0.8%
Total below investment grade	6,769	3.4%	6,946	3.7%
Total AFS securities, including related parties	$196,868	100.0%	$184,491	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.4% and 3.7%, as of March 31, 2025 and December 31, 2024, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of each of March 31, 2025 and December 31, 2024, non-rated securities were comprised 64% of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 25% and 23%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of March 31, 2025 and December 31, 2024, 88% and 89%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $36.7 billion and $34.8 billion as of March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$22,482	61.2%	$24,672	70.9%
2 A-C	13,098	35.7%	9,336	26.8%
Total investment grade	35,580	96.9%	34,008	97.7%
3 A-C	453	1.2%	658	1.9%
4 A-C	61	0.2%	109	0.3%
5 A-C	12	—%	12	—%
6	20	0.1%	45	0.1%
Non-designated	583	1.6%	—	—%
Total below investment grade	1,129	3.1%	824	2.3%
Total AFS ABS, including related parties	$36,709	100.0%	$34,832	100.0%

NRSRO rating agency designation
AAA/AA/A	$21,859	59.6%	$24,532	70.5%
BBB	14,217	38.7%	9,443	27.1%
Non-rated[1]	60	0.2%	64	0.2%
Total investment grade	36,136	98.5%	34,039	97.8%
BB	465	1.3%	641	1.8%
B	49	0.1%	95	0.3%
CCC	11	—%	12	—%
CC and lower	15	—%	13	—%
Non-rated[1]	33	0.1%	32	0.1%
Total below investment grade	573	1.5%	793	2.2%
Total AFS ABS, including related parties	$36,709	100.0%	$34,832	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of March 31, 2025 and December 31, 2024, a substantial majority of our AFS ABS portfolio, 96.9% and 97.7%, respectively, was invested in assets considered to be investment grade based upon the application of the NAIC’s methodology, while 98.5% and 97.8% of securities as of March 31, 2025 and December 31, 2024, respectively, were considered investment grade based upon NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, unrealized gains on ABS securities during the three months ended March 31, 2025 and unrealized gains related to foreign exchange impacts. The unrealized gains were attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025, while the unrealized foreign exchange gains were attributable to the weakening of the US dollar against foreign currencies in 2025.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $36.7 billion and $35.2 billion as of March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$25,188	68.7%	$23,948	68.0%
2 A-C	11,335	30.9%	11,130	31.6%
Total investment grade	36,523	99.6%	35,078	99.6%
3 A-C	111	0.3%	118	0.3%
4 A-C	21	0.1%	21	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Non-designated	—	—%	—	—%
Total below investment grade	132	0.4%	139	0.4%
Total AFS CLO, including related parties	$36,655	100.0%	$35,217	100.0%

NRSRO rating agency designation
AAA/AA/A	$25,184	68.7%	$23,956	68.0%
BBB	11,330	30.9%	11,122	31.6%
Non-rated[1]	9	—%	—	—%
Total investment grade	36,523	99.6%	35,078	99.6%
BB	111	0.3%	118	0.3%
B	21	0.1%	21	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	132	0.4%	139	0.4%
Total AFS CLO, including related parties	$36,655	100.0%	$35,217	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of each of March 31, 2025 and December 31, 2024, 99.6% of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our CLO portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, as well as unrealized gains attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $12.1 billion and $10.7 billion as of March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$10,610	87.6%	$9,300	86.6%
2 A-C	978	8.1%	913	8.5%
Total investment grade	11,588	95.7%	10,213	95.1%
3 A-C	226	1.9%	241	2.2%
4 A-C	98	0.8%	95	0.9%
5 A-C	141	1.2%	156	1.5%
6	55	0.4%	36	0.3%
Non-designated	—	—%	—	—%
Total below investment grade	520	4.3%	528	4.9%
Total AFS CMBS	$12,108	100.0%	$10,741	100.0%

NRSRO rating agency designation
AAA/AA/A	$9,719	80.3%	$8,448	78.6%
BBB	1,299	10.7%	1,075	10.0%
Non-rated[1]	391	3.2%	544	5.1%
Total investment grade	11,409	94.2%	10,067	93.7%
BB	267	2.2%	336	3.1%
B	229	1.9%	115	1.1%
CCC	153	1.3%	135	1.3%
CC and lower	50	0.4%	48	0.4%
Non-rated[1]	—	—%	40	0.4%
Total below investment grade	699	5.8%	674	6.3%
Total AFS CMBS	$12,108	100.0%	$10,741	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of March 31, 2025 and December 31, 2024, 95.7% and 95.1%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 94.2% and 93.7% of securities as of March 31, 2025 and December 31, 2024, respectively, were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $8.8 billion and $8.0 billion as of March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$7,452	85.1%	$6,715	83.8%
2 A-C	687	7.8%	691	8.6%
Total investment grade	8,139	92.9%	7,406	92.4%
3 A-C	272	3.1%	259	3.3%
4 A-C	181	2.1%	186	2.3%
5 A-C	80	0.9%	82	1.0%
6	87	1.0%	82	1.0%
Non-designated	—	—%	—	—%
Total below investment grade	620	7.1%	609	7.6%
Total AFS RMBS	$8,759	100.0%	$8,015	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,983	34.1%	$2,518	31.4%
BBB	1,023	11.7%	945	11.8%
Non-rated[1]	2,692	30.7%	2,523	31.5%
Total investment grade	6,698	76.5%	5,986	74.7%
BB	43	0.5%	46	0.6%
B	126	1.4%	129	1.6%
CCC	907	10.4%	827	10.3%
CC and lower	641	7.3%	679	8.5%
Non-rated[1]	344	3.9%	348	4.3%
Total below investment grade	2,061	23.5%	2,029	25.3%
Total AFS RMBS	$8,759	100.0%	$8,015	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 92.9% and 92.4% as of March 31, 2025 and December 31, 2024, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 76.5% and 74.7% of our RMBS portfolio as investment grade as of March 31, 2025 and December 31, 2024, respectively. The increase in our RMBS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of March 31, 2025, our AFS securities, including related parties, had a fair value of $196.9 billion, which was 6.5% below amortized cost of $210.5 billion. As of December 31, 2024, our AFS securities, including related parties, had a fair value of $184.5 billion, which was 7.9% below amortized cost of $200.2 billion. Our fair value of AFS securities as of both March 31, 2025 and December 31, 2024 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	March 31, 2025
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$63,573	$(7,756)	$55,817	87.8%	$108,937	(7.1)%
2 A-C	47,927	(5,669)	42,258	88.2%	82,149	(6.9)%
Total investment grade	111,500	(13,425)	98,075	88.0%	191,086	(7.0)%
3 A-C	1,915	(213)	1,702	88.9%	2,804	(7.6)%
4 A-C	855	(56)	799	93.5%	1,426	(3.9)%
5 A-C	277	(21)	256	92.4%	346	(6.1)%
6	425	(61)	364	85.6%	623	(9.8)%
Non-designated	633	(62)	571	90.2%	583	(10.6)%
Total below investment grade	4,105	(413)	3,692	89.9%	5,782	(7.1)%
Total	$115,605	$(13,838)	$101,767	88.0%	$196,868	(7.0)%

	December 31, 2024
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$67,663	$(8,693)	$58,970	87.2%	$104,887	(8.3)%
2 A-C	48,729	(6,292)	42,437	87.1%	74,064	(8.5)%
Total investment grade	116,392	(14,985)	101,407	87.1%	178,951	(8.4)%
3 A-C	2,280	(240)	2,040	89.5%	3,230	(7.4)%
4 A-C	889	(59)	830	93.4%	1,378	(4.3)%
5 A-C	202	(19)	183	90.6%	293	(6.5)%
6	256	(65)	191	74.6%	639	(10.2)%
Non-designated	—	—	—	—%	—	—%
Total below investment grade	3,627	(383)	3,244	89.4%	5,540	(6.9)%
Total	$120,019	$(15,368)	$104,651	87.2%	$184,491	(8.3)%

The gross unrealized losses on AFS securities, including related parties, were $13.8 billion and $15.4 billion as of March 31, 2025 and December 31, 2024, respectively. The decrease in unrealized losses on AFS securities was primarily attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies of our 2024 Annual Report.

As of each of March 31, 2025 and December 31, 2024, we held an allowance for credit losses on AFS securities of $709 million. During the three months ended March 31, 2025, we recorded no change in the allowance for credit losses on AFS securities. During the three months ended March 31, 2024, we recorded an increase in the allowance for credit losses on AFS securities of $7 million, of which $10 million had an income statement impact and $(3) million related to PCD securities and other changes. The intent-to-sell impairments for the three months ended March 31, 2025 and 2024 were $4 million and $2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of March 31, 2025 and December 31, 2024, 39% and 40%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	March 31, 2025			December 31, 2024
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
Country
Ireland	$11,436	$11,314	14.8%	$10,918	$10,330	14.1%
Other Europe	19,424	18,014	23.7%	18,190	16,450	22.4%
Total Europe	30,860	29,328	38.5%	29,108	26,780	36.5%
Non-US North America	39,940	39,123	51.4%	40,260	39,343	53.7%
Australia & New Zealand	3,105	2,753	3.6%	3,207	2,825	3.9%
Asia/Pacific	2,714	2,345	3.1%	2,212	1,821	2.5%
Central & South America	1,673	1,488	2.0%	1,680	1,467	2.0%
Africa & Middle East	1,383	1,065	1.4%	1,384	1,050	1.4%
Total	$79,675	$76,102	100.0%	$77,851	$73,286	100.0%

Approximately 97.5% and 98.1% of these securities are investment grade by NAIC designation as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 29% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $5.6 billion and $4.5 billion as of March 31, 2025 and December 31, 2024, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The increase in trading securities was primarily driven by the deployment of strong gross organic inflows in excess of gross liability outflows as well as purchases of trading securities primarily within two consolidated VIEs, AAA and Apollo Asset-Backed Finance Lending Company, L.P.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$13,559	18.1%	$11,746	17.5%
Industrial	7,223	9.7%	6,793	10.1%
Office building	4,157	5.6%	4,162	6.2%
Hotels	2,900	3.9%	2,786	4.1%
Retail	2,201	2.9%	2,269	3.4%
Other commercial	4,620	6.2%	4,676	7.0%
Total commercial mortgage loans	34,660	46.4%	32,432	48.3%
Residential loans	40,071	53.6%	34,683	51.7%
Total mortgage loans, including related parties and consolidated VIEs	$74,731	100.0%	$67,115	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $74.7 billion and $67.1 billion as of March 31, 2025 and December 31, 2024, respectively. This included $885 million and $903 million of mezzanine mortgage loans as of March 31, 2025 and December 31, 2024, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CML) on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our residential mortgage loan (RML) portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2025 and December 31, 2024, we had $1.0 billion and $878 million, respectively, of mortgage loans that were 90 days past due, of which $319 million and $251 million, respectively, were in the process of foreclosure. As of March 31, 2025 and December 31, 2024, $76 million and $82 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

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

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$104	0.5%	$107	0.5%
Investment funds – related parties
Strategic origination platforms	31	0.1%	29	0.2%
Retirement services platforms	1,357	6.7%	1,317	6.7%
Equity	221	1.1%	244	1.2%
Credit	319	1.6%	253	1.3%
Other	7	—%	10	0.1%
Total investment funds – related parties	1,935	9.5%	1,853	9.5%
Investment funds owned by consolidated VIEs
Strategic origination platforms	6,825	33.5%	6,347	32.2%
Equity	7,347	36.1%	7,702	39.0%
Credit	3,262	16.0%	3,062	15.5%
Other	906	4.4%	654	3.3%
Total investment funds owned by consolidated VIEs	18,340	90.0%	17,765	90.0%
Total investment funds, including related parties and consolidated VIEs	$20,379	100.0%	$19,725	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, total investment funds, including related parties and consolidated VIEs, were $20.4 billion and $19.7 billion, as of March 31, 2025 and December 31, 2024, respectively. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025, partially offset by the deconsolidation of a VIE.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, Lincoln and Jackson. As of March 31, 2025, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an AM Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Fixed maturity securities
Corporate	$11,624	51.3%	$12,452	52.1%
ABS	2,107	9.3%	2,404	10.0%
CLO	1,172	5.2%	1,343	5.6%
CMBS	581	2.6%	656	2.7%
RMBS	415	1.8%	467	2.0%
Foreign governments	287	1.3%	294	1.2%
US state, municipal and political subdivisions	160	0.7%	162	0.7%
Mortgage loans	4,206	18.5%	4,282	17.9%
Investment funds	944	4.2%	900	3.8%
Equity securities	250	1.1%	255	1.1%
Short-term investments	108	0.5%	209	0.9%
Derivative assets	74	0.3%	130	0.5%
Cash and cash equivalents	814	3.5%	517	2.1%
Other assets and liabilities	(72)	(0.3)%	(155)	(0.6)%
Total funds withheld at interest, including related parties	$22,670	100.0%	$23,916	100.0%

As of March 31, 2025 and December 31, 2024, we held $22.7 billion and $23.9 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 95.7% and 95.4% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2025 and December 31, 2024, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, partially offset by unrealized gains during the three months ended March 31, 2025 attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025.

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

Net Invested Assets

The following summarizes our net invested assets:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$88,164	33.6%	$86,051	34.6%
CLO	28,094	10.7%	27,698	11.2%
Credit	116,258	44.3%	113,749	45.8%
CML	29,359	11.2%	28,055	11.3%
RML	31,291	11.9%	27,848	11.2%
RMBS	8,036	3.1%	7,635	3.1%
CMBS	9,150	3.5%	8,243	3.3%
Real estate	77,836	29.7%	71,781	28.9%
ABS	29,082	11.1%	28,670	11.5%
Alternative investments	13,012	5.0%	12,000	4.8%
State, municipal, political subdivisions and foreign government	3,161	1.2%	3,237	1.3%
Equity securities	2,068	0.8%	2,201	0.9%
Short-term investments	802	0.3%	1,015	0.4%
US government and agencies	7,220	2.7%	5,531	2.2%
Other investments	55,345	21.1%	52,654	21.1%
Cash and cash equivalents	9,192	3.5%	6,794	2.7%
Other	3,736	1.4%	3,665	1.5%
Net invested assets	$262,367	100.0%	$248,643	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $262.4 billion and $248.6 billion as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, corporate securities included $25.4 billion of private placements, which represented 9.7% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $20.1 billion in excess of net liability outflows of $7.0 billion and the reinvestment of earnings, partially offset by a decrease in short-term repurchase agreements outstanding as of March 31, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value	Percentage of Total	Net Invested Asset Value	Percentage of Total
Strategic origination platforms
Wheels	$647	5.0%	$581	4.8%
Redding Ridge	625	4.8%	581	4.8%
MidCap Financial	571	4.4%	544	4.5%
Aqua Finance	362	2.8%	309	2.6%
Skylign	289	2.2%	300	2.5%
Apterra	312	2.4%	221	1.9%
Foundation Home Loans	185	1.4%	184	1.5%
Other	656	5.0%	555	4.6%
Strategic origination platforms	3,647	28.0%	3,275	27.2%
Apollo and other investments
Real assets	1,771	13.6%	1,691	14.1%
Private equity	1,232	9.5%	1,107	9.2%
Structured equity and other	557	4.3%	522	4.4%
Equity	3,560	27.4%	3,320	27.7%
Credit	1,694	13.0%	1,481	12.4%
Liquid assets and other	903	6.9%	851	7.1%
Apollo and other investments	6,157	47.3%	5,652	47.2%
Total AAA	9,804	75.3%	8,927	74.4%
Retirement services
Athora	1,118	8.6%	1,125	9.4%
Venerable	275	2.1%	273	2.3%
Retirement services	1,393	10.7%	1,398	11.7%
Apollo and other investments
Equity	1,163	9.0%	1,120	9.3%
Credit	600	4.6%	531	4.4%
Other	52	0.4%	24	0.2%
Apollo and other investments	1,815	14.0%	1,675	13.9%
Total Non AAA	3,208	24.7%	3,073	25.6%
Net alternative investments	$13,012	100.0%	$12,000	100.0%

Net alternative investments were $13.0 billion and $12.0 billion as of March 31, 2025 and December 31, 2024, respectively, representing 5.0% and 4.8% of our net invested asset portfolio as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we held approximately 75% of our net alternative investments through AAA and had a gross ownership percentage in AAA of approximately 61%. The increase in net alternative investments was primarily driven by a cash contribution into AAA and the favorable performance of the underlying assets within AAA.

Net alternative investments do not correspond to the total investment funds, including related parties and consolidated VIEs, on our condensed consolidated balance sheets. As previously discussed in the net invested assets section, we adjust the US GAAP presentation primarily for assumed and ceded reinsurance and VIE impacts. Net alternative investments include our proportionate share of ACRA alternative investments, based on our economic ownership, but exclude the proportionate share of alternative investments associated with the noncontrolling interests.

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

Our alternative investment in Athora had a carrying value of $1.1 billion as of each of March 31, 2025 and December 31, 2024. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of (2.76)% and 3.56% for the three months ended March 31, 2025 and 2024, respectively. Alternative investment income from Athora was $(7) million and $10 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in alternative investment income was primarily driven by continued headwinds impacting dividend projections.

Non-GAAP Measure Reconciliations

The reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended March 31,
(In millions)	2025	2024
Net income available to Athene Holding Ltd. common stockholder	$420	$1,147
Preferred stock dividends	45	45
Net income attributable to noncontrolling interests	294	283
Net income	759	1,475
Income tax expense	175	307
Income before income taxes	934	1,782
Investment gains (losses), net of offsets	151	(22)
Non-operating change in insurance liabilities and related derivatives	(367)	673
Integration, restructuring and other non-operating expenses	(30)	(30)
Stock compensation expense	(11)	(13)
Preferred stock dividends	45	45
Noncontrolling interests – pre-tax income and VIE adjustments	342	313
Less: Total adjustments to income before income taxes	130	966
Spread related earnings	$804	$816

The reconciliation of total AHL stockholders’ equity to total adjusted AHL common stockholder’s equity is as follows:

(In millions)	March 31, 2025	December 31, 2024
Total AHL stockholders’ equity	$17,519	$16,360
Less: Preferred stock	3,154	3,154
Total AHL common stockholder’s equity	14,365	13,206
Less: Accumulated other comprehensive loss	(4,561)	(5,465)
Less: Accumulated change in fair value of reinsurance assets	(1,459)	(1,591)
Less: Accumulated change in fair value of mortgage loan assets	(1,580)	(2,051)
Total adjusted AHL common stockholder’s equity	$21,965	$22,313

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	March 31, 2025	December 31, 2024
Total debt	$6,301	$6,309
Add: 50% of preferred stock	1,577	1,577
Less: 50% of subordinated debt	588	588
Less: Adjustment to arrive at notional debt	126	134
Adjusted leverage	$7,164	$7,164

Total debt	$6,301	$6,309
Total AHL stockholders’ equity	17,519	16,360
Total capitalization	23,820	22,669
Less: Accumulated other comprehensive loss	(4,561)	(5,465)
Less: Accumulated change in fair value of reinsurance assets	(1,459)	(1,591)
Less: Accumulated change in fair value of mortgage loan assets	(1,580)	(2,051)
Less: Adjustment to arrive at notional debt	126	134
Total adjusted capitalization	$31,294	$31,642

Leverage ratio	39.7%	41.7%
Accumulated other comprehensive loss	(5.8)%	(7.1)%
Accumulated change in fair value of reinsurance assets	(1.8)%	(2.1)%
Accumulated change in fair value of mortgage loan assets	(2.0)%	(2.7)%
Adjustment to exclude 50% of preferred stock	(5.0)%	(5.0)%
Adjustment to exclude 50% of subordinated debt	(1.9)%	(1.9)%
Adjustment to arrive at notional debt	(0.3)%	(0.3)%
Adjusted leverage ratio	22.9%	22.6%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2025		2024
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$3,991	6.25%	$3,292	5.92%
Change in fair value of reinsurance assets	(63)	(0.10)%	(10)	(0.02)%
VIE earnings and noncontrolling interests	434	0.68%	311	0.56%
Forward points adjustment on FX derivative hedges	24	0.04%	51	0.09%
Held-for-trading amortization	(29)	(0.05)%	(35)	(0.06)%
Reinsurance impacts	(40)	(0.06)%	(64)	(0.12)%
ACRA noncontrolling interests	(1,074)	(1.68)%	(868)	(1.56)%
Other	(12)	(0.02)%	44	0.08%
Total adjustments to arrive at net investment earnings/earned rate	(760)	(1.19)%	(571)	(1.03)%
Total net investment earnings/earned rate	$3,231	5.06%	$2,721	4.89%

Average net invested assets	$255,505		$222,391

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended March 31,
	2025		2024
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$3,252	5.09%	$3,939	7.08%
Premiums	(127)	(0.20)%	(101)	(0.18)%
Product charges	(265)	(0.41)%	(238)	(0.43)%
Other revenues	(4)	—%	(2)	—%
FIA option costs	430	0.67%	392	0.70%
Reinsurance impacts	(30)	(0.05)%	(42)	(0.08)%
Non-operating change in insurance liabilities and embedded derivatives	(47)	(0.07)%	(1,339)	(2.41)%
Policy and other operating expenses, excluding policy acquisition expenses	(440)	(0.69)%	(341)	(0.61)%
Forward points adjustment on FX derivative hedges	52	0.08%	70	0.13%
AmerUs Closed Block fair value liability	(18)	(0.03)%	15	0.03%
ACRA noncontrolling interests	(656)	(1.03)%	(692)	(1.24)%
Other	63	0.10%	62	0.11%
Total adjustments to arrive at cost of funds	(1,042)	(1.63)%	(2,216)	(3.98)%
Total cost of funds	$2,210	3.46%	$1,723	3.10%

Average net invested assets	$255,505		$222,391

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended March 31,
(In millions)	2025	2024
US GAAP policy and other operating expenses	$565	$459
Interest expense	(167)	(102)
Policy acquisition expenses, net of deferrals	(125)	(118)
Integration, restructuring and other non-operating expenses	(30)	(30)
Stock compensation expenses	(11)	(13)
ACRA noncontrolling interests	(100)	(70)
Other	(16)	(10)
Total adjustments to arrive at other operating expenses	(449)	(343)
Other operating expenses	$116	$116

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	March 31, 2025	December 31, 2024
Total investments, including related parties	$308,484	$291,491
Derivative assets	(6,153)	(8,154)
Cash and cash equivalents (including restricted cash)	13,233	13,676
Accrued investment income	2,891	2,816
Net receivable (payable) for collateral on derivatives	(2,793)	(4,602)
Reinsurance impacts	(4,635)	(4,435)
VIE and VOE assets, liabilities and noncontrolling interests	17,459	17,289
Unrealized (gains) losses	15,392	18,320
Ceded policy loans	(164)	(167)
Net investment receivables (payables)	(379)	97
Allowance for credit losses	720	720
Other investments	(83)	(87)
Total adjustments to arrive at gross invested assets	35,488	35,473
Gross invested assets	343,972	326,964
ACRA noncontrolling interests	(81,605)	(78,321)
Net invested assets	$262,367	$248,643

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	March 31, 2025	December 31, 2024
Investment funds, including related parties and consolidated VIEs	$20,379	$19,725
Investment funds within funds withheld at interest	944	900
Net assets of the VIE, excluding investment funds	(4,716)	(4,850)
Unrealized (gains) losses	47	92
ACRA noncontrolling interests	(3,480)	(3,731)
Other assets	(162)	(136)
Total adjustments to arrive at net alternative investments	(7,367)	(7,725)
Net alternative investments	$13,012	$12,000

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	March 31, 2025	December 31, 2024
Total liabilities	$353,704	$337,469
Debt	(6,301)	(6,309)
Derivative liabilities	(3,365)	(3,556)
Payables for collateral on derivatives and short-term securities to repurchase	(4,189)	(8,988)
Other liabilities	(7,329)	(6,546)
Liabilities of consolidated VIEs	(1,552)	(1,640)
Reinsurance impacts	(12,011)	(11,861)
Ceded policy loans	(164)	(167)
Market risk benefit asset	(285)	(312)
ACRA noncontrolling interests	(76,842)	(72,164)
Total adjustments to arrive at net reserve liabilities	(112,038)	(111,543)
Net reserve liabilities	$241,666	$225,926

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of March 31, 2025 was $129.8 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of March 31, 2025 was $10.9 billion. Although our investment portfolio does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may seek to raise or hold additional cash and liquid assets to manage our liquidity risk and to take advantage of market dislocations as they arise.

We have access to additional liquidity through our credit facility and liquidity facility. The credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the credit facility. The credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of March 31, 2025. The liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The liquidity facility has a commitment termination date of June 27, 2025, subject to additional 364-day extensions, and was undrawn as of March 31, 2025. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our liquidity risk management framework is codified in our Liquidity Risk Policy that is reviewed and approved by our board of directors.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of March 31, 2025 and December 31, 2024, approximately 83% and 82%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of March 31, 2025 and December 31, 2024, approximately 67% and 66%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of March 31, 2025, approximately 34% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 54% were subject to penalty upon surrender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of March 31, 2025 and December 31, 2024, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2025 and December 31, 2024, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $17.2 billion and $15.6 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2025, our total maximum borrowing capacity under the FHLB facilities was limited to $55.7 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2025, we had the ability to draw up to an estimated $22.0 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of March 31, 2025 and December 31, 2024, the payables for repurchase agreements were $3.1 billion and $5.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.2 billion and $5.9 billion, respectively. As of March 31, 2025, payables for repurchase agreements, based on original issuance, were comprised of no short-term and $3.1 billion of long-term repurchase agreements. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of March 31, 2025, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of March 31, 2025, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2025	2024
Net income	$759	$1,475
Non-cash revenues and expenses	(333)	(1,290)
Net cash provided by operating activities	426	185
Sales, maturities and repayments of investments	18,875	9,546
Purchases of investments	(36,474)	(26,218)
Other investing activities	884	297
Net cash used in investing activities	(16,715)	(16,375)
Inflows on investment-type policies and contracts	25,306	20,803
Withdrawals on investment-type policies and contracts	(5,248)	(4,786)
Other financing activities	(4,623)	2,214
Net cash provided by financing activities	15,435	18,231
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net (decrease) increase in cash and cash equivalents	$(851)	$2,039

Note: Cash and cash equivalents includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $426 million and $185 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2025 compared to 2024 was primarily driven by an increase in net investment income, partially offset by an increase in cash paid for interest on funding agreements, policy acquisition expenses and other operating expenses.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $16.7 billion and $16.4 billion for the three months ended March 31, 2025 and 2024, respectively. The increase in cash used in investing activities for the three months ended March 31, 2025 compared to 2024 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from strong organic growth compared to 2024 and a decrease in net investment payables, partially offset by an increase in the sales, maturities and repayments of investments, an increase in cash received for settlements of derivatives and a decrease in cash collateral posted by us for derivative transactions.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $15.4 billion and $18.2 billion for the three months ended March 31, 2025 and 2024, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2025 compared to 2024 was primarily attributable to a decrease in cash collateral posted by counterparties for derivative transactions, an increase in cash used for the repayment of outstanding short-term repurchase agreements, net of the cash received related to the issuance of a long-term repurchase agreement in 2025, the issuance of debt in 2024 and a decrease in net capital contributions from noncontrolling interests in 2025. These decreases were partially offset by higher cash received from deferred annuity and funding agreement inflows, net of cash outflows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of March 31, 2025:

	Payments Due by Period
(In millions)	2025	2026-2027	2028-2029	2030 and thereafter	Total
Interest sensitive contract liabilities	$16,323	$62,681	$84,397	$110,038	$273,439
Future policy benefits	2,275	5,768	5,155	36,699	49,897
Market risk benefits	—	—	—	6,545	6,545
Other policy claims and benefits	115	—	—	—	115
Dividends payable to policyholders	6	15	13	57	91
Debt[1]	262	664	1,603	10,234	12,763
Securities to repurchase[2]	1,192	1,731	405	—	3,328
Total	$20,173	$70,859	$91,573	$163,573	$346,178

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2025 interest rate.

Atlas Securitized Products Holdings LP

In connection with our, Apollo and CS’s previously announced transaction, certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas originally agreed to pay CS $3.3 billion by February 8, 2028. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase price obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, AAM and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM each issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. Our guarantees are not probable of payment; therefore, no liabilities have been recorded for the guarantees on the condensed consolidated financial statements.

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

For the three months ended March 31, 2025, we declared common stock cash dividends of $188 million on February 13, 2025, payable to the holder of AHL’s common stock with a record date of March 14, 2025 and payment date of March 17, 2025.

For the three months ended March 31, 2024, we declared and paid common stock cash dividends of $187 million.

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

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of March 31, 2025 (in millions, except percentages):

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

See Note 11 – Debt to the consolidated financial statements in our 2024 Annual Report for further information on debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of March 31, 2025 (in millions, except share, per share data and percentages):

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

See Note 12 – Equity to the consolidated financial statements in our 2024 Annual Report for further information on preferred stock.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of March 31, 2025.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of March 31, 2025 and December 31, 2024, the revolving note payable had an outstanding balance of $1.9 billion and $1.6 billion, respectively.

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

As of December 31, 2024 and 2023, our US insurance companies’ total adjusted capital (TAC), as defined by the NAIC, was $7.7 billion and $5.8 billion, respectively, and our US RBC ratio was 419% and 392%, respectively. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC. Our TAC was significantly in excess of all regulatory standards as of December 31, 2024 and 2023, respectively.

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $17.0 billion and $14.6 billion as of December 31, 2024 and 2023, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency and maintain minimum economic balance sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. EBS capital and surplus, and the resulting Bermuda Solvency Capital Requirement (BSCR) as of December 31, 2024 for the Bermuda group, which includes the capital and surplus of AARe and all of its subsidiaries, including Athene Annuity and Life Company and its subsidiaries, has not been finalized. When finalized, the BSCR as of December 31, 2024 is expected to be in excess of 200%. For clarity, EBS capital and surplus and the BSCR as of December 31, 2024 reported in our 2024 Annual Report were preliminary. EBS capital and surplus and the BSCR as of December 31, 2023 were $26.6 billion and 291%, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2024 and 2023, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2024 and 2023, our Bermuda RBC ratio was 450% and 400%, respectively. The Bermuda RBC ratio is calculated using Bermuda capital and applying NAIC RBC factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC ratio. The statutory capital and surplus and RBC of our Bermuda insurance companies presented herein exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the Bermuda Corporate Income Tax Act 2023 (Bermuda CIT). We are currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of our Bermuda insurance companies.

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

ACRA 1 – ACRA 1 provided us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA 1 provided a capital source to fund both our inorganic and organic channels. ALRe directly owns 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I owning the remaining 63% of the economic interests. The commitment period for ACRA 1 expired in August 2023.

ACRA 2 – Similar to ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. ALRe directly owns 37% of the economic interests in ACRA 2 and all of ACRA 2’s voting interests, with ADIP II owning the remaining 63% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

These stockholder-friendly, strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the condensed consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2024 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•fair value of investments;
•impairment of investments and allowances for expected credit losses;
•derivatives valuation, including embedded derivatives;
•future policy benefits;
•market risk benefits;
•consolidation of VIEs; and
•income taxes.

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments of our 2024 Annual Report.

For a discussion of new accounting pronouncements affecting us, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk, equity price risk and inflation risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk, equity price risk and inflation risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks of our 2024 Annual Report.

There have been no material changes to our market risk exposures from those previously disclosed in our 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in Part I–Item 1A. Risk Factors of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

Amended and Restated Athora Cooperation Agreement

On May 6, 2025, Athene and Athora amended and restated that certain Cooperation Agreement, dated as of January 1, 2018, as amended by that certain Amendment No. 1 to the Cooperation Agreement, dated as of January 7, 2020 (as amended and restated, the Cooperation Agreement). Pursuant to the Cooperation Agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (a) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (b) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, and (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets. Notwithstanding the foregoing, pursuant to the Cooperation Agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the Cooperation Agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the Cooperation Agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2025, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries. See Note 10 – Related Parties to the condensed consolidated financial statements for a description of our investments in Athora.

The foregoing description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Cooperation Agreement, a copy of which is filed with this report as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Cooperation Agreement, dated as of May 6, 2025, between Athora Holding Ltd. and Athene Holding Ltd.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: May 7, 2025	/s/ Louis-Jacques Tanguy
Louis-Jacques Tanguy
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)