Form 10-Q
period 2025-06-30
Athene Holding Ltd.
filed 2025-08-07
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2025, 203,805 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

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

Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include our proportionate share of ACRA alternative investments based on our economic ownership.
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries as reported in the Bermuda statutory financial statements and applying US statutory accounting principles for policyholder reserve liabilities which are subjected to US cash flow testing requirements, excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves. There are certain Bermuda statutory accounting differences, primarily (1) marking to market of inception date investment gains or losses relating to reinsurance transactions and (2) admission of certain deferred tax assets, that may from time to time result in material differences from the calculation of statutory capital under US statutory accounting principles.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC Ratio.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities, as well as surplus assets. Gross invested assets include (a) total investments on the condensed consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and block reinsurance outflows.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities, as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) forward points gains and losses on foreign exchange derivative hedges, (c) amortization of premium/discount on held-for-trading securities, (d) the change in fair value of reinsurance assets, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments), as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AAIA, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2025	December 31, 2024
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2025 – $199,637 and 2024 – $180,716; allowance for credit losses: 2025 – $760 and 2024 – $708)	$188,750	$165,364
Trading securities, at fair value	4,060	1,583
Equity securities, at fair value	1,150	1,290
Mortgage loans, at fair value	77,289	63,239
Investment funds	102	107
Policy loans	310	318
Funds withheld at interest (portion at fair value: 2025 – $(2,743) and 2024 – $(3,035))	16,998	18,866
Derivative assets	6,901	8,154
Short-term investments (portion at fair value: 2025 – $16 and 2024 – $255)	187	447
Other investments (portion at fair value: 2025 – $1,695 and 2024 – $1,606)	3,364	2,915
Total investments	299,111	262,283
Cash and cash equivalents	10,329	12,733
Restricted cash	1,720	943
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2025 – $21,943 and 2024 – $19,531; allowance for credit losses: 2025 – $1 and 2024 – $1)	21,916	19,127
Trading securities, at fair value	399	573
Equity securities, at fair value	266	234
Mortgage loans, at fair value	1,275	1,297
Investment funds (portion at fair value: 2025 – $1,297 and 2024 – $1,139)	2,062	1,853
Funds withheld at interest (portion at fair value: 2025 – $(478) and 2024 – $(615))	4,590	5,050
Short-term investments	18	743
Other investments, at fair value	339	331
Accrued investment income (related party: 2025 – $181 and 2024 – $193)	3,176	2,816
Reinsurance recoverable (related party: 2025 – $5,269 and 2024 – $4,309; portion at fair value: 2025 – $1,780 and 2024 – $1,661)	9,273	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,981	7,173
Goodwill	4,075	4,063
Other assets (related party: 2025 – $237 and 2024 – $203)	11,886	11,253
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2025 – $899 and 2024 – $711)	3,265	2,301
Mortgage loans, at fair value (related party: 2025 – $441 and 2024 – $384)	2,544	2,579
Investment funds, at fair value (related party: 2025 – $19,057 and 2024 – $16,986)	19,348	17,765
Other investments (related party: 2025 – $94 and 2024 – $86; portion at fair value: 2025 – $383 and 2024 – $107)	1,204	884
Cash and cash equivalents (restricted cash: 2025 – $17 and 2024 – $10)	191	583
Other assets	341	565
Total assets	$405,309	$363,343
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2025	December 31, 2024
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2025 – $5,969 and 2024 – $6,678; portion at fair value: 2025 – $13,031 and 2024 – $11,984)	$292,238	$253,637
Future policy benefits (related party: 2025 – $30 and 2024 – $25; portion at fair value: 2025 – $1,653 and 2024 – $1,640)	49,400	49,902
Market risk benefits (related party: 2025 – $260 and 2024 – $239)	4,489	4,028
Debt	7,864	6,309
Derivative liabilities	4,889	3,556
Payables for collateral on derivatives and securities to repurchase	7,260	11,652
Other liabilities (related party: 2025 – $5,577 and 2024 – $4,707)	8,205	6,745
Liabilities of consolidated variable interest entities (related party: 2025 – $282 and 2024 – $374)	1,760	1,640
Total liabilities	376,105	337,469
Commitments and Contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,161	19,588
Retained earnings	2,675	2,237
Accumulated other comprehensive loss (related party: 2025 – $(150) and 2024 – $(245))	(3,688)	(5,465)
Total Athene Holding Ltd. stockholders’ equity	18,148	16,360
Noncontrolling interests	11,056	9,514
Total equity	29,204	25,874
Total liabilities and equity	$405,309	$363,343
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Revenues
Premiums	$107	$673	$234	$774
Product charges	274	251	539	489
Net investment income (related party investment income of $562 and $423 for the three months ended and $1,005 and $813 for the six months ended June 30, 2025 and 2024, respectively; and related party investment expense of $383 and $304 for the three months ended and $754 and $593 for the six months ended June 30, 2025 and 2024, respectively)	4,429	3,509	8,420	6,801
Investment related gains (losses) (related party of $(21) and $(26) for the three months ended and $44 and $(66) for the six months ended June 30, 2025 and 2024, respectively)	(5)	(134)	(833)	1,543
Other revenues	6	3	10	5
Revenues of consolidated variable interest entities
Net investment income (related party of $19 and $7 for the three months ended and $34 and $18 for the six months ended June 30, 2025 and 2024, respectively)	80	56	157	133
Investment related gains (losses) (related party of $473 and $327 for the three months ended and $994 and $697 for the six months ended June 30, 2025 and 2024, respectively)	468	306	1,018	640
Total revenues	5,359	4,664	9,545	10,385
Benefits and expenses
Interest sensitive contract benefits (related party of $(61) and $(13) for the three months ended and $(94) and $8 for the six months ended June 30, 2025 and 2024, respectively)	3,428	1,824	4,922	4,708
Future policy and other policy benefits (related party of $5 and $7 for the three months ended and $10 and $14 for the six months ended June 30, 2025 and 2024, respectively; and remeasurement (gains) losses of $(19) and $(5) for the three months ended and $(60) and $7 for the six months ended June 30, 2025 and 2024, respectively)	527	1,095	1,068	1,638
Market risk benefits remeasurement (gains) losses (related party of $(3) and $(1) for the three months ended and $12 and $(15) for the six months ended June 30, 2025 and 2024, respectively)	(111)	(16)	274	(170)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	292	227	559	434
Policy and other operating expenses (related party of $72 and $17 for the three months ended and $144 and $1 for the six months ended June 30, 2025 and 2024, respectively)	571	507	1,136	966
Total benefits and expenses	4,707	3,637	7,959	7,576
Income before income taxes	652	1,027	1,586	2,809
Income tax expense (benefit)	(34)	161	141	468
Net income	686	866	1,445	2,341
Less: Net income attributable to noncontrolling interests	222	237	516	520
Net income attributable to Athene Holding Ltd. stockholders	464	629	929	1,821
Less: Preferred stock dividends	45	46	90	91
Add: Preferred stock redemption	84	—	84	—
Net income available to Athene Holding Ltd. common stockholder	$503	$583	$923	$1,730

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Net income	$686	$866	$1,445	$2,341
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	1,396	(979)	2,888	(1,716)
Unrealized gains (losses) on hedging instruments	(8)	84	221	8
Remeasurement gains (losses) on future policy benefits related to discount rate	(45)	628	(573)	1,431
Remeasurement gains (losses) on market risk benefits related to credit risk	(135)	34	(19)	6
Foreign currency translation and other adjustments	78	(5)	114	(21)
Other comprehensive income (loss), before tax	1,286	(238)	2,631	(292)
Income tax expense (benefit) related to other comprehensive income (loss)	260	(44)	533	(48)
Other comprehensive income (loss)	1,026	(194)	2,098	(244)
Comprehensive income	1,712	672	3,543	2,097
Less: Comprehensive income attributable to noncontrolling interests	375	224	837	516
Comprehensive income attributable to Athene Holding Ltd. stockholders	$1,337	$448	$2,706	$1,581

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at March 31, 2025	$—	$—	$19,611	$2,469	$(4,561)	$17,519	$10,255	$27,774
Net income	—	—	—	464	—	464	222	686
Other comprehensive income	—	—	—	—	873	873	153	1,026
Stock-based compensation allocation from parent	—	—	8	—	—	8	—	8
Redemption of preferred stock	—	—	(684)	84	—	(600)	—	(600)
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contribution from (distribution to) parent	—	—	226	(110)	—	116	—	116
Contributions from noncontrolling interests	—	—	—	—	—	—	126	126
Distributions to noncontrolling interests	—	—	—	—	—	—	(95)	(95)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	395	395
Balance at June 30, 2025	$—	$—	$19,161	$2,675	$(3,688)	$18,148	$11,056	$29,204

	Three months ended
Balance at March 31, 2024	$—	$—	$19,520	$868	$(5,628)	$14,760	$8,396	$23,156
Net income	—	—	—	629	—	629	237	866
Other comprehensive loss	—	—	—	—	(181)	(181)	(13)	(194)
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(46)	—	(46)	—	(46)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contribution from parent	—	—	12	—	—	12	—	12
Contributions from noncontrolling interests	—	—	—	—	—	—	300	300
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	668	668
Balance at June 30, 2024	$—	$—	$19,543	$1,264	$(5,809)	$14,998	$9,334	$24,332

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Six months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2024	$—	$—	$19,588	$2,237	$(5,465)	$16,360	$9,514	$25,874
Net income	—	—	—	929	—	929	516	1,445
Other comprehensive income	—	—	—	—	1,777	1,777	321	2,098
Stock-based compensation allocation from parent	—	—	16	—	—	16	—	16
Redemption of preferred stock	—	—	(684)	84	—	(600)	—	(600)
Preferred stock dividends	—	—	—	(90)	—	(90)	—	(90)
Common stock dividends	—	—	—	(375)	—	(375)	—	(375)
Contribution from (distribution to) parent	—	—	241	(110)	—	131	—	131
Contributions from noncontrolling interests	—	—	—	—	—	—	126	126
Distributions to noncontrolling interests	—	—	—	—	—	—	(190)	(190)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	769	769
Balance at June 30, 2025	$—	$—	$19,161	$2,675	$(3,688)	$18,148	$11,056	$29,204

	Six months ended
Balance at December 31, 2023	$—	$—	$19,499	$(92)	$(5,569)	$13,838	$7,397	$21,235
Net income	—	—	—	1,821	—	1,821	520	2,341
Other comprehensive loss	—	—	—	—	(240)	(240)	(4)	(244)
Stock-based compensation allocation from parent	—	—	21	—	—	21	—	21
Preferred stock dividends	—	—	—	(91)	—	(91)	—	(91)
Common stock dividends	—	—	—	(374)	—	(374)	—	(374)
Contributions from parent	—	—	23	—	—	23	—	23
Contributions from noncontrolling interests	—	—	—	—	—	—	705	705
Distributions to noncontrolling interests	—	—	—	—	—	—	(508)	(508)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	1,224	1,224
Balance at June 30, 2024	$—	$—	$19,543	$1,264	$(5,809)	$14,998	$9,334	$24,332

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$1,445	$2,341
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	559	434
Net accretion of net investment premiums, discounts and other	(90)	(27)
Net investment (income) loss (related party: 2025 – $(149) and 2024 – $15)	(284)	10
Net recognized (gains) losses on investments and derivatives (related party: 2025 – $(1,488) and 2024 – $(620))	42	(2,409)
Policy acquisition costs deferred	(957)	(828)
Changes in operating assets and liabilities:
Accrued investment income	(360)	(574)
Interest sensitive contract liabilities (related party: 2025 – $25 and 2024 – $61)	2,977	3,225
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2025 – $(108) and 2024 – $(17))	(1,073)	(1,214)
Funds withheld assets (related party: 2025 – $(136) and 2024 – $(90))	(820)	(711)
Other assets and liabilities	43	463
Net cash provided by operating activities	1,482	710
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2025 – $2,703 and 2024 – $2,356)	26,495	18,256
Trading securities (related party: 2025 – $342 and 2024 – $163)	1,030	306
Equity securities	334	285
Mortgage loans	5,694	2,998
Investment funds (related party: 2025 – $307 and 2024 – $62)	803	77
Derivative instruments and other investments	1,610	1,561
Short-term investments (related party: 2025 – $966 and 2024 – $1,024)	1,241	1,269
Purchases of:
Available-for-sale securities (related party: 2025 – $(4,710) and 2024 – $(5,311))	(47,760)	(38,006)
Trading securities (related party: 2025 – $(365) and 2024 – $(22))	(3,776)	(318)
Equity securities	(370)	(424)
Mortgage loans	(17,779)	(11,743)
Investment funds (related party: 2025 – $(1,345) and 2024 – $(1,194))	(1,346)	(1,198)
Derivative instruments and other investments	(2,537)	(1,938)
Short-term investments (related party: 2025 – $(241) and 2024 – $(832))	(257)	(1,383)
Other investing activities, net	(243)	(744)
Net cash used in investing activities	(36,861)	(31,002)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2025	2024
Cash flows from financing activities
Deposits on investment-type policies and contracts	$45,973	$37,102
Withdrawals on investment-type policies and contracts (related party: 2025 – $(147) and 2024 – $(222))	(9,604)	(11,636)
Proceeds from debt	1,591	1,569
Capital contributions from parent	211	—
Capital contributions from noncontrolling interests	126	705
Capital contributions from noncontrolling interests of consolidated variable interest entities	819	1,250
Capital distributions to noncontrolling interests	(190)	(508)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(4,392)	2,340
Preferred stock dividends	(90)	(91)
Common stock dividends	(375)	(374)
Redemption of preferred stock	(600)	—
Other financing activities, net	(122)	(288)
Net cash provided by financing activities	33,347	30,069
Effect of exchange rate changes on cash and cash equivalents	13	(2)
Net decrease in cash and cash equivalents	(2,019)	(225)
Cash and cash equivalents at beginning of year[1]	14,259	14,879
Cash and cash equivalents at end of period[1]	$12,240	$14,654

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2025 – $(875) and 2024 – $(2,120))	$(851)	$(2,086)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2025 – $545 and 2024 – $900)	3,123	4,090
Investments received from settlements on related party reinsurance agreements	—	48
Investments received from pension group annuity premiums	—	521

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

We conduct business primarily through the following consolidated subsidiaries:

•Our non-US reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), Athene Annuity Re Ltd. (AARe) and Athene Life Re International Ltd. (ALReI); and
•Athene Annuity and Life Company (AAIA), our parent US insurance company, and its subsidiaries.

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

Summary of Significant Accounting Policies

Income Taxes—Any difference between the tax provision (or benefit) allocated to us under the separate-return method and payments to be made to (or received from) AGM for tax expense is treated as either a dividend or a capital contribution.

In 2025, we executed a US and UK tax sharing agreement with AGM. As a result of this tax sharing agreement, AGM made a tax settlement payment to us for the usage of a portion of our tax attributes. We previously recorded deferred tax assets (DTA) for these tax attributes in our separate company financials. We have elected to distribute these hypothetical DTAs and no longer include them on our separate company balance sheet. We will continue to evaluate the likelihood of realizing the benefit of these hypothetical deferred tax assets and may record a valuation allowance for these hypothetical DTAs, if based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized on a separate company basis.

Recently Issued Accounting Pronouncements

Business Combinations and Consolidation – Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (Accounting Standards Update (ASU) 2025-03)

This amendments in this update clarify the guidance in determining the accounting acquirer in a business combination involving a VIE. The amendments require that an entity apply the general guidance of identifying the Acquirer under ASC 805, Business Combination, even when the legal acquiree is a VIE and the transaction is primarily effected by exchanging equity interests. This guidance is effective for us for the 2027 annual and interim periods; early adoption is permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	June 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$10,117	$—	$67	$(1,161)	$9,023
US state, municipal and political subdivisions	1,068	—	—	(228)	840
Foreign governments	2,260	—	52	(560)	1,752
Corporate	103,597	(174)	1,237	(10,097)	94,563
CLO	30,620	—	868	(100)	31,388
ABS	27,405	(130)	563	(476)	27,362
CMBS	13,854	(62)	102	(394)	13,500
RMBS	10,716	(394)	322	(322)	10,322
Total AFS securities	199,637	(760)	3,211	(13,338)	188,750
AFS securities – related parties
Corporate	2,556	—	54	(41)	2,569
CLO	7,384	—	163	(9)	7,538
ABS	12,003	(1)	36	(229)	11,809
Total AFS securities – related parties	21,943	(1)	253	(279)	21,916
Total AFS securities, including related parties	$221,580	$(761)	$3,464	$(13,617)	$210,666

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151
US state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	June 30, 2025
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,385	$2,355
Due after one year through five years	25,853	25,861
Due after five years through ten years	29,743	28,473
Due after ten years	59,061	49,489
CLO, ABS, CMBS and RMBS	82,595	82,572
Total AFS securities	199,637	188,750
AFS securities – related parties
Due after one year through five years	1,142	1,150
Due after five years through ten years	823	832
Due after ten years	591	587
CLO and ABS	19,387	19,347
Total AFS securities – related parties	21,943	21,916
Total AFS securities, including related parties	$221,580	$210,666

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$1,724	$(74)	$3,206	$(1,087)	$4,930	$(1,161)
US state, municipal and political subdivisions	65	(3)	768	(225)	833	(228)
Foreign governments	146	(6)	1,411	(554)	1,557	(560)
Corporate	13,910	(568)	41,302	(9,500)	55,212	(10,068)
CLO	6,179	(20)	1,697	(77)	7,876	(97)
ABS	5,044	(157)	3,475	(240)	8,519	(397)
CMBS	4,277	(77)	1,529	(261)	5,806	(338)
RMBS	565	(9)	1,129	(123)	1,694	(132)
Total AFS securities	31,910	(914)	54,517	(12,067)	86,427	(12,981)
AFS securities – related parties
Corporate	371	(12)	372	(17)	743	(29)
CLO	2,213	(7)	159	(2)	2,372	(9)
ABS	2,997	(16)	3,678	(198)	6,675	(214)
Total AFS securities – related parties	5,581	(35)	4,209	(217)	9,790	(252)
Total AFS securities, including related parties	$37,491	$(949)	$58,726	$(12,284)	$96,217	$(13,233)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
US state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	499	(9)	446	(47)	945	(56)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,618	(62)	4,345	(338)	7,963	(400)
Total AFS securities, including related parties	$41,784	$(1,329)	$62,867	$(14,039)	$104,651	$(15,368)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	June 30, 2025
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	6,857	5,525
AFS securities – related parties	165	68

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended June 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$174	$—	$—	$—	$174
ABS	82	39	(2)	11	130
CMBS	60	—	—	2	62
RMBS	392	3	(3)	2	394
Total AFS securities	708	42	(5)	15	760
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$42	$(5)	$15	$761

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$127	$41	$—	$—	$168
CLO	1	—	—	(1)	—
ABS	51	10	(1)	7	67
CMBS	31	25	—	1	57
RMBS	387	1	(6)	(4)	378
Total AFS securities	597	77	(7)	3	670
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$598	$77	$(7)	$3	$671

	Six months ended June 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$—	$(1)	$174
ABS	76	40	(3)	17	130
CMBS	60	—	—	2	62
RMBS	397	5	(10)	2	394
Total AFS securities	708	45	(13)	20	760
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$45	$(13)	$20	$761

	Six months ended June 30, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$(8)	$(1)	$168
CLO	2	—	—	(2)	—
ABS	49	12	(1)	7	67
CMBS	29	26	—	2	57
RMBS	381	5	(10)	2	378
Total AFS securities	590	91	(19)	8	670
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$591	$91	$(19)	$8	$671

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
AFS securities	$2,884	$2,340	$5,555	$4,477
Trading securities	66	44	108	85
Equity securities	29	29	44	46
Mortgage loans	1,262	890	2,385	1,704
Investment funds	129	(17)	169	(6)
Funds withheld at interest	244	359	509	722
Other	229	191	461	403
Investment revenue	4,843	3,836	9,231	7,431
Investment expenses	(414)	(327)	(811)	(630)
Net investment income	$4,429	$3,509	$8,420	$6,801

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
AFS securities[1]
Gross realized gains on investment activity	$1,522	$125	$2,233	$192
Gross realized losses on investment activity	(143)	(218)	(378)	(565)
Net realized investment gains (losses) on AFS securities	1,379	(93)	1,855	(373)
Net recognized investment gains (losses) on trading securities	261	(33)	341	(98)
Net recognized investment gains (losses) on equity securities	36	(12)	51	27
Net recognized investment gains (losses) on mortgage loans	785	93	1,799	(265)
Derivative gains (losses)	(1,075)	(553)	(2,587)	878
Provision for credit losses	(56)	(90)	(64)	(100)
Other gains (losses)	(1,335)	554	(2,228)	1,474
Investment related gains (losses)	$(5)	$(134)	$(833)	$1,543

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $5,865 million and $7,048 million for the three months ended June 30, 2025 and 2024, respectively, and $14,810 million and $10,766 million for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Trading securities	$118	$(21)	$140	$(41)
Equity securities	27	(8)	39	24

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	June 30, 2025	December 31, 2024
Less than 30 days	$790	$2,752
30 – 90 days	—	300
91 days to 1 year	—	1,095
Greater than 1 year	2,747	1,569
Payables for repurchase agreements	$3,537	$5,716

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2025		December 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$711	$514	$3,253	$2,693
Foreign governments	243	179	159	107
Corporate	2,113	1,894	1,877	1,573
CLO	585	588	587	588
ABS	598	561	596	552
RMBS	—	—	369	365
Total securities pledged under repurchase agreements	$4,250	$3,736	$6,841	$5,878

Reverse Repurchase Agreements—As of June 30, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $189 million and $935 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities, was $1,034 million and $2,208 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	June 30, 2025	December 31, 2024
Commercial mortgage loans	$37,482	$32,544
Commercial mortgage loans under development	1,782	1,987
Total commercial mortgage loans	39,264	34,531
Mark to fair value	(1,997)	(2,099)
Commercial mortgage loans	37,267	32,432
Residential mortgage loans	43,445	35,223
Mark to fair value	396	(540)
Residential mortgage loans	43,841	34,683
Mortgage loans	$81,108	$67,115

We invest in commercial mortgage loans, primarily on income-producing properties including office and retail buildings, apartments, hotels, and industrial properties. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm whether properties are performing at a consistent and acceptable level to secure the related debt.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,559	39.1%	$11,746	36.2%
Industrial	7,849	21.0%	6,793	21.0%
Office building	4,217	11.3%	4,162	12.8%
Hotels	2,864	7.7%	2,786	8.6%
Retail	2,422	6.5%	2,269	7.0%
Other commercial	5,356	14.4%	4,676	14.4%
Total commercial mortgage loans	$37,267	100.0%	$32,432	100.0%

US region
East North Central	$1,672	4.5%	$1,546	4.8%
East South Central	430	1.2%	438	1.3%
Middle Atlantic	9,980	26.8%	8,386	25.9%
Mountain	1,544	4.2%	1,322	4.1%
New England	1,093	2.9%	1,118	3.4%
Pacific	6,386	17.1%	5,768	17.8%
South Atlantic	6,679	17.9%	6,198	19.1%
West North Central	308	0.8%	221	0.7%
West South Central	2,391	6.4%	1,971	6.1%
Total US region	30,483	81.8%	26,968	83.2%
International region
United Kingdom	2,988	8.0%	2,281	7.0%
Other international[1]	3,796	10.2%	3,183	9.8%
Total international region	6,784	18.2%	5,464	16.8%
Total commercial mortgage loans	$37,267	100.0%	$32,432	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2025	December 31, 2024
US States
California	25.9%	25.6%
Florida	12.0%	12.4%
Texas	7.4%	7.4%
Other[1]	46.5%	45.5%
Total US residential mortgage loan percentage	91.8%	90.9%
International[1]	8.2%	9.1%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

Investment Funds—Our investment fund portfolio strategy primarily focuses on core holdings of origination and retirement services platforms, equity and credit, and other funds. Origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, impact investing, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, which are discussed further in Note 4 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related parties and consolidated VIEs:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying value	Percentage of total	Carrying value	Percentage of total
Investment funds
Equity	$102	0.5%	$107	0.5%
Investment funds – related parties
Origination platforms	31	0.1%	29	0.2%
Retirement services platforms	1,492	6.9%	1,317	6.7%
Equity	218	1.0%	244	1.2%
Credit	314	1.5%	253	1.3%
Other	7	—%	10	0.1%
Total investment funds – related parties	2,062	9.5%	1,853	9.5%
Investment funds – consolidated VIEs
Origination platforms	7,536	35.1%	6,347	32.2%
Equity	7,383	34.3%	7,702	39.0%
Credit	3,735	17.4%	3,062	15.5%
Other	694	3.2%	654	3.3%
Total investment funds – consolidated VIEs	19,348	90.0%	17,765	90.0%
Total investment funds, including related parties and consolidated VIEs	$21,512	100.0%	$19,725	100.0%

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2025		December 31, 2024
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$102	$745	$107	$987
Investment in related parties – investment funds	2,062	3,119	1,853	3,226
Assets of consolidated VIEs – investment funds	19,348	25,691	17,765	23,597
Investment in fixed maturity securities	83,063	83,542	72,523	74,797
Investment in related parties – fixed maturity securities	19,746	22,521	17,239	21,793
Investment in related parties – equity securities	266	315	234	234
Total non-consolidated investments	$124,587	$135,933	$109,721	$124,634

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	June 30, 2025
AP Grange Holdings, LLC[1]	$4,773
Atlas Securitized Products Holdings LP (Atlas)[2]	3,732
Fox Hedge L.P.[1]	3,175
Investment-grade debt issued by Blackstone Private Credit Fund[3]	2,021

December 31, 2024
AP Grange Holdings, LLC[1]	$4,661
Atlas[2]	3,172
Fox Hedge L.P.[1]	2,924

[1] Investment-grade ABS.
[2] See Note 11 – Related Parties for additional details on Atlas. Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party.

[3] Senior unsecured investment-grade debt issued by a non-exchange traded business development company.

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	20,404	$623	$964	15,669	$938	$211
Forwards	2,721	60	49	3,139	331	5
Interest rate swaps	4,382	102	247	4,506	—	654
Forwards on net investments	224	—	15	218	11	—
Interest rate swaps	29,423	142	41	24,885	55	138
Total derivatives designated as hedges		927	1,316		1,335	1,008
Derivatives not designated as hedges
Equity options	91,009	5,069	146	85,452	5,002	126
Futures	59	133	—	37	93	11
Foreign currency swaps	18,216	185	1,064	14,908	600	199
Interest rate swaps and forwards	3,249	63	252	3,255	67	124
Other swaps	2,066	12	—	2,644	3	5
Foreign currency forwards	39,990	512	2,111	39,598	1,054	2,083
Embedded derivatives
Funds withheld, including related parties		(3,221)	60		(3,650)	4
Interest sensitive contract liabilities		—	12,276		—	11,242
Total derivatives not designated as hedges		2,753	15,909		3,169	13,794
Total derivatives		$3,680	$17,225		$4,504	$14,802

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by May 2035. During the three months ended June 30, 2025 and 2024, we recognized gains of $76 million and $18 million, respectively, in other comprehensive income (OCI) associated with these hedges. During the six months ended June 30, 2025 and 2024, we recognized gains of $172 million and losses of $3 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, no amounts were expected to be reclassified to income within the next 12 months.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value Hedges – We use foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $17,818 million and $16,307 million as of June 30, 2025 and December 31, 2024, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $6,012 million and $2,426 million as of June 30, 2025 and December 31, 2024, respectively.

The following represents the carrying amount and the cumulative fair value of hedging adjustments of hedged liabilities, excluding those solely hedging foreign currency risk:

	June 30, 2025		December 31, 2024
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)[1]	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,315	$85	$3,946	$488
Interest rate swaps	17,327	(34)	17,873	130

[1] Excludes gains (losses) related to foreign currency risk.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2025
Investment related gains (losses)
Foreign currency forwards	$(235)	$228	$(7)	$9	$—
Foreign currency swaps	(681)	699	18	—	—
Foreign currency interest rate swaps	344	(330)	14	—	—
Interest rate swaps	65	(49)	16	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	25	(24)	1	—	—

Three months ended June 30, 2024
Investment related gains (losses)
Foreign currency forwards	$43	$(51)	$(8)	$13	$(3)
Foreign currency swaps	43	(24)	19	—	—
Foreign currency interest rate swaps	(7)	6	(1)	—	—
Interest rate swaps	(9)	1	(8)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	24	(23)	1	—	—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2025
Investment related gains (losses)
Foreign currency forwards	$(350)	$332	$(18)	$19	$—
Foreign currency swaps	(1,013)	1,058	45	—	—
Foreign currency interest rate swaps	481	(464)	17	—	—
Interest rate swaps	194	(174)	20	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	48	(47)	1	—	—

Six months ended June 30, 2024
Investment related gains (losses)
Foreign currency forwards	$179	$(183)	$(4)	$31	$6
Foreign currency swaps	155	(138)	17	—	—
Foreign currency interest rate swaps	(123)	123	—	—	—
Interest rate swaps	(115)	76	(39)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	40	(39)	1	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Foreign currency forwards	$3	$2	$29	$(15)
Foreign currency swaps	(87)	64	20	26

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended June 30, 2025 and 2024, these derivatives had losses of $14 million and $0 million, respectively. During the six months ended June 30, 2025 and 2024, these derivatives had losses of $22 million and gains of $3 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2025 and December 31, 2024, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $7 million and $29 million, respectively. During the three and six months ended June 30, 2025 and 2024, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Equity options	$871	$105	$(65)	$1,702
Futures	(9)	(1)	(16)	126
Interest rate swaps and forwards and other swaps	(1,079)	(69)	(1,425)	(30)
Foreign currency forwards	(401)	(556)	(611)	(866)
Embedded derivatives on funds withheld	41	(112)	199	(187)
Amounts recognized in investment related gains (losses)	(577)	(633)	(1,918)	745
Embedded derivatives in indexed annuity products[1]	(887)	182	116	(995)
Total gains (losses) on derivatives not designated as hedges	$(1,464)	$(451)	$(1,802)	$(250)

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2025
Derivative assets	$6,901	$(2,496)	$(3,685)	$720	$(536)	$184
Derivative liabilities	(4,889)	2,496	2,041	(352)	209	(143)

December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Trading securities	$54	$30	$101	$65
Mortgage loans	38	31	81	61
Investment funds	20	—	21	21
Other	(32)	(5)	(46)	(14)
Net investment income	$80	$56	$157	$133

Net recognized investment gains (losses) on trading securities	$4	$(8)	$6	$(8)
Net recognized investment gains (losses) on mortgage loans	(13)	(2)	7	(28)
Net recognized investment gains on investment funds	461	321	988	685
Other gains (losses)	16	(5)	17	(9)
Investment related gains (losses)	$468	$306	$1,018	$640

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$9,023	$—	$9,023	$—	$—
US state, municipal and political subdivisions	840	—	—	840	—
Foreign governments	1,752	—	622	1,107	23
Corporate	94,563	—	9	87,162	7,392
CLO	31,388	—	—	31,388	—
ABS	27,362	—	—	13,218	14,144
CMBS	13,500	—	—	13,500	—
RMBS	10,322	—	—	9,824	498
Total AFS securities	188,750	—	9,654	157,039	22,057
Trading securities	4,060	—	24	4,018	18
Equity securities	1,150	—	182	960	8
Mortgage loans	77,289	—	—	—	77,289
Funds withheld at interest – embedded derivative	(2,743)	—	—	—	(2,743)
Derivative assets	6,901	—	149	6,751	1
Short-term investments	16	—	—	4	12
Other investments	1,695	—	—	954	741
Cash and cash equivalents	10,329	—	10,329	—	—
Restricted cash	1,720	—	1,720	—	—
Investments in related parties
AFS securities
Corporate	2,569	—	—	1,093	1,476
CLO	7,538	—	—	6,468	1,070
ABS	11,809	—	—	999	10,810
Total AFS securities – related parties	21,916	—	—	8,560	13,356
Trading securities	399	—	—	—	399
Equity securities	266	—	—	—	266
Mortgage loans	1,275	—	—	—	1,275
Investment funds	1,297	—	—	—	1,297
Funds withheld at interest – embedded derivative	(478)	—	—	—	(478)
Other investments	339	—	—	—	339
Reinsurance recoverable	1,780	—	—	—	1,780
Other assets	277	—	—	—	277
Assets of consolidated VIEs
Trading securities	3,265	—	—	927	2,338
Mortgage loans	2,544	—	—	—	2,544
Investment funds	19,348	19,078	—	—	270
Other investments	383	—	5	12	366
Cash and cash equivalents	191	—	191	—	—
Total assets measured at fair value	$341,969	$19,078	$22,254	$179,225	$121,412
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$12,276	$—	$—	$—	$12,276
Universal life benefits	755	—	—	—	755
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,097	—	—	—	1,097
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	556	—	—	—	556
Market risk benefits	4,489	—	—	—	4,489
Derivative liabilities	4,889	—	10	4,879	—
Other liabilities	295	—	—	—	295
Total liabilities measured at fair value	$24,357	$—	$10	$4,879	$19,468

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$7,151	$—	$7,149	$2	$—
US state, municipal and political subdivisions	921	—	—	921	—
Foreign governments	1,568	—	658	881	29
Corporate	83,585	—	11	79,253	4,321
CLO	29,182	—	—	29,182	—
ABS	24,201	—	—	7,672	16,529
CMBS	10,741	—	—	10,741	—
RMBS	8,015	—	—	7,759	256
Total AFS securities	165,364	—	7,818	136,411	21,135
Trading securities	1,583	—	22	1,539	22
Equity securities	1,290	—	190	1,073	27
Mortgage loans	63,239	—	—	—	63,239
Funds withheld at interest – embedded derivative	(3,035)	—	—	—	(3,035)
Derivative assets	8,154	—	121	8,032	1
Short-term investments	255	—	—	86	169
Other investments	1,606	—	—	711	895
Cash and cash equivalents	12,733	—	12,733	—	—
Restricted cash	943	—	943	—	—
Investments in related parties
AFS securities
Corporate	2,461	—	—	1,029	1,432
CLO	6,035	—	—	5,339	696
ABS	10,631	—	—	890	9,741
Total AFS securities – related parties	19,127	—	—	7,258	11,869
Trading securities	573	—	—	—	573
Equity securities	234	—	—	—	234
Mortgage loans	1,297	—	—	—	1,297
Investment funds	1,139	—	—	—	1,139
Funds withheld at interest – embedded derivative	(615)	—	—	—	(615)
Other investments	331	—	—	—	331
Reinsurance recoverable	1,661	—	—	—	1,661
Other assets	313	—	—	—	313
Assets of consolidated VIEs
Trading securities	2,301	—	—	347	1,954
Mortgage loans	2,579	—	—	—	2,579
Investment funds	17,765	16,995	—	—	770
Other investments	107	—	4	—	103
Cash and cash equivalents	583	—	583	—	—
Total assets measured at fair value	$299,527	$16,995	$22,414	$155,457	$104,661
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,242	$—	$—	$—	$11,242
Universal life benefits	742	—	—	—	742
Future policy benefits
AmerUs Closed Block	1,102	—	—	—	1,102
ILICO Closed Block and life benefits	538	—	—	—	538
Market risk benefits	4,028	—	—	—	4,028
Derivative liabilities	3,556	—	19	3,536	1
Other liabilities	225	—	—	—	225
Total liabilities measured at fair value	$21,433	$—	$19	$3,536	$17,878

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

Derivatives – Derivative contracts can be exchange-traded or over-the-counter. Exchange-traded derivatives typically fall within Level 1 of the fair value hierarchy depending on trading activity. Over-the-counter derivatives are valued using valuation models or an income approach using third-party broker valuations. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlation of the inputs. We consider and incorporate counterparty credit risk in the valuation process through counterparty credit rating requirements and monitoring of overall exposure. We also evaluate and include our own nonperformance risk in valuing derivatives. The majority of our derivatives trade in liquid markets; therefore, we can verify model inputs and model selection does not involve significant management judgment. These are typically classified within Level 2 of the fair value hierarchy.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Trading securities	$261	$(40)	$336	$(100)
Mortgage loans	892	82	1,933	(318)
Investment funds	120	5	203	(19)
Future policy benefits	10	31	5	58
Other	(29)	(11)	(17)	4
Total gains (losses)	$1,254	$67	$2,460	$(375)

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	June 30, 2025	December 31, 2024
Unpaid principal balance	$82,709	$69,754
Mark to fair value	(1,601)	(2,639)
Fair value	$81,108	$67,115

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2025	December 31, 2024
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$614	$195
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(257)	(102)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$357	$93

Fair value of commercial mortgage loans 90 days or more past due	$108	$31
Fair value of commercial mortgage loans in non-accrual status	357	93

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2025	December 31, 2024
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$743	$898
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(69)	(51)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$674	$847

Fair value of residential mortgage loans 90 days or more past due[1]	$674	$847
Fair value of residential mortgage loans in non-accrual status	611	765

1 As of June 30, 2025 and December 31, 2024 includes $63 million and $82 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Mortgage loans	$(20)	$3	$(23)	$(30)

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

	Three months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$28	$—	$—	$(5)	$—	$23	$—	$—
Corporate	5,605	56	51	1,680	—	7,392	51	59
ABS	12,572	(17)	306	1,926	(643)	14,144	3	321
CMBS	—	1	(1)	—	—	—	—	—
RMBS	306	5	2	234	(49)	498	—	1
Trading securities	7	—	—	11	—	18	(6)	—
Equity securities	26	—	—	(18)	—	8	—	—
Mortgage loans	70,916	772	—	5,601	—	77,289	821	—
Funds withheld at interest – embedded derivative	(2,847)	104	—	—	—	(2,743)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	48	—	—	(36)	—	12	—	—
Other investments	896	1	—	(156)	—	741	(1)	—
Investments in related parties
AFS securities
Corporate	1,435	7	33	1	—	1,476	—	32
CLO	1,070	—	—	—	—	1,070	—	—
ABS	10,385	2	31	407	(15)	10,810	—	26
Trading securities	437	—	—	(38)	—	399	1	—
Equity securities	244	22	—	—	—	266	22	—
Mortgage loans	1,296	10	—	(31)	—	1,275	8	—
Investment funds	1,180	114	—	3	—	1,297	115	—
Funds withheld at interest – embedded derivative	(540)	62	—	—	—	(478)	—	—
Other investments	340	(1)	—	—	—	339	(1)	—
Reinsurance recoverable	1,729	5	—	46	—	1,780	—	—
Assets of consolidated VIEs
Trading securities	2,170	150	—	29	(11)	2,338	148	—
Mortgage loans	2,519	110	—	(85)	—	2,544	111	—
Investment funds	289	(18)	—	(1)	—	270	(18)	—
Other investments	91	(4)	—	279	—	366	5	—
Total Level 3 assets	$110,203	$1,381	$422	$9,847	$(718)	$121,135	$1,259	$439

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(10,747)	$(887)	$—	$(642)	$—	$(12,276)	$—	$—
Universal life benefits	(769)	14	—	—	—	(755)	—	—
Future policy benefits
AmerUs Closed Block	(1,107)	10	—	—	—	(1,097)	—	—
ILICO Closed Block and life benefits	(556)	—	—	—	—	(556)	—	—
Other liabilities	(230)	(65)	—	—	—	(295)	—	—
Total Level 3 liabilities	$(13,409)	$(928)	$—	$(642)	$—	$(14,979)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$29	$(1)	$—	$(5)	$—	$23	$—	$—
Corporate	4,321	70	78	3,101	(178)	7,392	63	72
ABS	16,529	5	473	2,082	(4,945)	14,144	4	494
CMBS	—	(23)	(4)	28	(1)	—	—	—
RMBS	256	9	1	281	(49)	498	—	1
Trading securities	22	—	—	10	(14)	18	(6)	—
Equity securities	27	(1)	—	(18)	—	8	(1)	—
Mortgage loans	63,239	1,772	—	12,278	—	77,289	1,750	—
Funds withheld at interest – embedded derivative	(3,035)	292	—	—	—	(2,743)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	169	—	—	(156)	(1)	12	—	—
Other investments	895	2	—	(156)	—	741	(1)	—
Investments in related parties
AFS securities
Corporate	1,432	7	30	7	—	1,476	—	29
CLO	696	—	(2)	376	—	1,070	—	(2)
ABS	9,741	3	50	1,031	(15)	10,810	—	41
Trading securities	573	—	—	(174)	—	399	1	—
Equity securities	234	32	—	—	—	266	32	—
Mortgage loans	1,297	24	—	(46)	—	1,275	25	—
Investment funds	1,139	155	—	3	—	1,297	155	—
Funds withheld at interest – embedded derivative	(615)	137	—	—	—	(478)	—	—
Other investments	331	8	—	—	—	339	8	—
Reinsurance recoverable	1,661	35	—	84	—	1,780	—	—
Assets of consolidated VIEs
Trading securities	1,954	217	—	190	(23)	2,338	214	—
Mortgage loans	2,579	137	—	(172)	—	2,544	141	—
Investment funds	770	(3)	—	(497)	—	270	(15)	—
Other investments	103	—	—	263	—	366	7	—
Total Level 3 assets	$104,348	$2,877	$626	$18,510	$(5,226)	$121,135	$2,377	$635

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$116	$—	$(1,150)	$—	$(12,276)	$—	$—
Universal life benefits	(742)	(13)	—	—	—	(755)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	5	—	—	—	(1,097)	—	—
ILICO Closed Block and life benefits	(538)	(18)	—	—	—	(556)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(71)	—	1	—	(295)	—	—
Total Level 3 liabilities	$(13,850)	$20	$—	$(1,149)	$—	$(14,979)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	1,902	—	—	(222)	1,680	—	—	—
ABS	2,563	—	(11)	(626)	1,926	—	(643)	(643)
RMBS	248	—	—	(14)	234	—	(49)	(49)
Trading securities	11	—	—	—	11	—	—	—
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	8,750	—	(40)	(3,109)	5,601	—	—	—
Short-term investments	—	—	—	(36)	(36)	—	—	—
Other investments	—	—	—	(156)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	4	—	—	(3)	1	—	—	—
ABS	1,069	—	—	(662)	407	—	(15)	(15)
Trading securities	50	—	—	(88)	(38)	—	—	—
Mortgage loans	—	—	—	(31)	(31)	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	49	—	(3)	46	—	—	—
Assets of consolidated VIEs
Trading securities	291	—	(262)	—	29	—	(11)	(11)
Mortgage loans	19	—	(3)	(101)	(85)	—	—	—
Investment funds	—	—	(1)	—	(1)	—	—	—
Other investments	279	—	—	—	279	—	—	—
Total Level 3 assets	$15,189	$49	$(317)	$(5,074)	$9,847	$—	$(718)	$(718)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(861)	$—	$219	$(642)	$—	$—	$—
Total Level 3 liabilities	$—	$(861)	$—	$219	$(642)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	5,549	—	(65)	(21)	5,463	89	(820)	(731)
ABS	1,558	—	(7)	(202)	1,349	205	(270)	(65)
RMBS	—	—	—	(5)	(5)	—	(2)	(2)
Trading securities	—	—	—	(3)	(3)	—	—	—
Equity securities	—	—	—	—	—	9	—	9
Mortgage loans	6,022	—	—	(1,654)	4,368	—	—	—
Short-term investments	1	—	—	(21)	(20)	—	(1)	(1)
Other investments	156	—	—	—	156	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	(1)	(2)	(3)	—	—	—
ABS	1,894	—	(304)	(1,031)	559	—	—	—
Trading securities	2	—	—	(63)	(61)	—	—	—
Mortgage loans	87	—	—	(49)	38	—	—	—
Reinsurance recoverable	—	91	—	(1)	90	—	—	—
Assets of consolidated VIEs
Trading securities	163	—	(32)	(7)	124	—	—	—
Mortgage loans	23	—	—	(43)	(20)	—	—	—
Total Level 3 assets	$15,455	$91	$(409)	$(3,108)	$12,029	$303	$(1,093)	$(790)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(760)	$—	$252	$(508)	$—	$—	$—
Other liabilities	—	—	—	3	3	—	—	—
Total Level 3 liabilities	$—	$(760)	$—	$255	$(505)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	3,457	—	(6)	(350)	3,101	96	(274)	(178)
ABS	3,029	—	(23)	(924)	2,082	242	(5,187)	(4,945)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	297	—	—	(16)	281	—	(49)	(49)
Trading securities	11	—	—	(1)	10	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	17,760	—	(172)	(5,310)	12,278	—	—	—
Short-term investments	12	—	—	(168)	(156)	—	(1)	(1)
Other investments	—	—	—	(156)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	13	—	—	(6)	7	—	—	—
CLO	376	—	—	—	376	—	—	—
ABS	2,273	—	—	(1,242)	1,031	—	(15)	(15)
Trading securities	72	—	(91)	(155)	(174)	—	—	—
Mortgage loans	—	—	(15)	(31)	(46)	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	90	—	(6)	84	—	—	—
Assets of consolidated VIEs
Trading securities	525	—	(335)	—	190	—	(23)	(23)
Mortgage loans	34	—	(10)	(196)	(172)	—	—	—
Investment funds	—	—	(497)	—	(497)	—	—	—
Other investments	279	—	(16)	—	263	—	—	—
Total Level 3 assets	$28,169	$90	$(1,165)	$(8,584)	$18,510	$351	$(5,577)	$(5,226)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,613)	$—	$463	$(1,150)	$—	$—	$—
Other liabilities	—	—	—	1	1	—	—	—
Total Level 3 liabilities	$—	$(1,613)	$—	$464	$(1,149)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	6,471	—	(67)	(97)	6,307	98	(820)	(722)
ABS	1,871	—	(7)	(390)	1,474	546	(529)	17
RMBS	—	—	—	(6)	(6)	—	(2)	(2)
Trading securities	—	—	—	(5)	(5)	14	—	14
Equity securities	2	—	(1)	—	1	9	—	9
Mortgage loans	11,708	—	(26)	(2,881)	8,801	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	3	—	(6)	(21)	(24)	—	(1)	(1)
Other investments	280	—	—	—	280	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	(1)	(4)	1	—	—	—
ABS	4,587	—	(504)	(1,294)	2,789	—	—	—
Trading securities	4	—	—	(122)	(118)	—	—	—
Mortgage loans	87	—	—	(50)	37	—	—	—
Reinsurance recoverable	—	200	—	(1)	199	—	—	—
Assets of consolidated VIEs
Trading securities	163	—	(87)	(7)	69	6	—	6
Mortgage loans	55	—	—	(59)	(4)	—	—	—
Investment funds	1	—	—	—	1	—	—	—
Other investments	19	—	(3)	—	16	—	—	—
Total Level 3 assets	$25,257	$200	$(702)	$(4,943)	$19,812	$674	$(1,352)	$(678)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,658)	$—	$478	$(1,180)	$—	$—	$—
Other liabilities	—	—	—	50	50	64	—	64
Total Level 3 liabilities	$—	$(1,658)	$—	$528	$(1,130)	$64	$—	$64

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

1.Nonperformance risk – For contracts we issue, we use the credit spread, relative to the US Department of the Treasury (US Treasury) curve based on our public credit rating as of the valuation date. This represents our credit risk used in the fair value estimate of embedded derivatives.
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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our significant unobservable inputs:

	June 30, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$29,142	Discounted cash flow	Discount rate	2.5%	22.4%	6.7%	[1]	Decrease
Mortgage loans	81,108	Discounted cash flow	Discount rate	0.1%	49.6%	6.4%	[1]	Decrease
Investment funds	1,294	Discounted cash flow	Discount rate	13.0%	14.0%	13.1%	[1]	Decrease
	281	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	12,276	Discounted cash flow	Nonperformance risk	0.3%	1.1%	0.7%	[2]	Decrease
			Option budget	0.5%	6.0%	3.0%	[3]	Increase
			Surrender rate	5.7%	13.5%	8.8%	[3]	Decrease

	December 31, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$28,774	Discounted cash flow	Discount rate	4.7%	20.0%	7.1%	[1]	Decrease
Mortgage loans	67,115	Discounted cash flow	Discount rate	1.8%	43.1%	6.7%	[1]	Decrease
Investment funds	1,909	Discounted cash flow	Discount rate	6.6%	14.0%	10.8%	[1]	Decrease
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,242	Discounted cash flow	Nonperformance risk	0.4%	1.1%	0.7%	[2]	Decrease
			Option budget	0.5%	6.0%	2.8%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.0%	[3]	Decrease

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

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	June 30, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$102	$102	$102	$—	$—	$—
Policy loans	310	310	—	—	310	—
Funds withheld at interest	19,741	19,741	—	—	—	19,741
Short-term investments	171	171	—	—	—	171
Other investments	225	58	—	—	—	58
Investments in related parties
Investment funds	765	765	765	—	—	—
Funds withheld at interest	5,068	5,068	—	—	—	5,068
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$26,400	$26,233	$867	$—	$328	$25,038

Financial liabilities
Interest sensitive contract liabilities	$236,927	$232,387	$—	$—	$—	$232,387
Debt	7,864	7,507	—	577	6,930	—
Securities to repurchase	3,537	3,537	—	—	3,537	—
Funds withheld liability	4,503	4,503	—	—	—	4,503
Total financial liabilities not carried at fair value	$252,831	$247,934	$—	$577	$10,467	$236,890

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

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

Other investments – Other investments include investments in low-income housing and transferable energy tax credit structures. For those held using the proportional amortization method, the carrying value may include tax credits which have been received but not yet used, which are excluded from the measurement of the fair value estimate of the investment structures. Tax and other future benefits expected to be generated by these structures are valued using a discounted cash flow model. Received but unused tax credits included in the carrying value as of June 30, 2025 are expected to be used during the year ending December 31, 2025.

Interest sensitive contract liabilities – The carrying and fair value of interest sensitive contract liabilities above includes fixed indexed and traditional fixed annuities without mortality or morbidity risks, funding agreements, guaranteed investment contracts and payout annuities without life contingencies. The embedded derivatives within fixed indexed annuities without mortality or morbidity risks are excluded, as they are carried at fair value. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates, adding a spread to reflect our nonperformance risk and subtracting a risk margin to reflect uncertainty inherent in the projected cash flows.

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

	Six months ended June 30, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	366	560	26	5	408	—	1,365
Amortization	(169)	(122)	(11)	(1)	(84)	(172)	(559)
Other	2	—	—	—	—	—	2
Balance at June 30, 2025	$1,357	$2,716	$55	$15	$1,800	$2,038	$7,981

	Six months ended June 30, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	279	525	24	—	328	—	1,156
Amortization	(109)	(82)	(5)	(1)	(55)	(182)	(434)
Other	(2)	—	—	—	—	—	(2)
Balance at June 30, 2024	$1,058	$1,960	$29	$10	$1,243	$2,399	$6,699

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
▪funding agreements; and
▪other investment-type contracts comprising of immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Six months ended June 30, 2025
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	15,357	8,868	21,676	502	46,403
Policy charges	(1)	(382)	—	—	(383)
Surrenders and withdrawals	(2,913)	(5,601)	—	(36)	(8,550)
Benefit payments	(703)	(807)	(3,906)	(153)	(5,569)
Interest credited	2,098	1,376	1,456	110	5,040
Foreign exchange	337	7	1,021	437	1,802
Other	—	—	213	(34)	179
Balance at June 30, 2025	$100,836	$101,322	$75,228	$8,856	$286,242

Weighted average crediting rate	4.6%	2.7%	4.6%	2.7%
Net amount at risk	$420	$15,997	$—	$39
Cash surrender value	94,874	93,191	—	7,191

	Six months ended June 30, 2024
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	13,436	8,823	14,511	708	37,478
Policy charges	(1)	(342)	—	—	(343)
Surrenders and withdrawals	(2,511)	(6,350)	—	(44)	(8,905)
Benefit payments	(557)	(845)	(6,032)	(113)	(7,547)
Interest credited	1,466	1,400	703	100	3,669
Foreign exchange	(357)	(4)	(180)	(583)	(1,124)
Other	—	—	(64)	(50)	(114)
Balance at June 30, 2024	$76,239	$95,829	$41,288	$7,647	$221,003

Weighted average crediting rate	4.2%	2.5%	4.3%	2.7%
Net amount at risk	$427	$15,185	$—	$71
Cash surrender value	71,380	87,449	—	6,404

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	June 30,
(In millions)	2025	2024
Traditional deferred annuities	$100,836	$76,239
Indexed annuities	101,322	95,829
Funding agreements	75,228	41,288
Other investment-type	8,856	7,647
Reconciling items[1]	5,996	7,386
Interest sensitive contract liabilities	$292,238	$228,389

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

	June 30, 2025
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$5,071	$1,857	$80,432	$87,360
2.0% – < 4.0%	5,962	610	2,598	9,170
4.0% – < 6.0%	4,300	2	1	4,303
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,336	$2,469	$83,031	$100,836

Indexed annuities
< 2.0%	$1,544	$1,182	$3,280	$6,006
2.0% – < 4.0%	4,070	37	—	4,107
Total indexed annuities with GMCR	5,614	1,219	3,280	10,113
Other[1]				91,209
Total indexed annuities				$101,322

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	June 30, 2024
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,003	$3,029	$56,813	$63,845
2.0% – < 4.0%	7,127	434	1,466	9,027
4.0% – < 6.0%	3,354	9	1	3,364
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,487	$3,472	$58,280	$76,239

Indexed annuities
< 2.0%	$2,069	$1,492	$2,962	$6,523
2.0% – < 4.0%	4,826	53	17	4,896
Total indexed annuities with GMCR	6,895	1,545	2,979	11,419
Other[1]				84,410
Total indexed annuities				$95,829

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

The following is a rollforward by product within future policy benefits:

	Six months ended June 30, 2025
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Effect of actual to expected experience	—	(1)	(1)
Adjusted balance	—	851	851
Interest accrual	—	10	10
Net premium collected	—	(92)	(92)
Foreign exchange	—	76	76
Ending balance at original discount rate	—	845	845
Effect of changes in discount rate assumptions	—	23	23
Ending balance, present value of expected net premiums	$—	$868	$868
Present value of expected future policy benefits
Beginning balance	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of actual to expected experience	(64)	2	(62)
Adjusted balance	49,570	2,918	52,488
Issuances	133	—	133
Interest accrual	879	35	914
Benefit payments	(2,238)	(49)	(2,287)
Foreign exchange	75	270	345
Ending balance at original discount rate	48,419	3,174	51,593
Effect of changes in discount rate assumptions	(6,465)	(553)	(7,018)
Effect of foreign exchange on the change in discount rate assumptions	(28)	(24)	(52)
Ending balance, present value of expected future policy benefits	41,926	2,597	44,523
Less: Present value of expected net premiums	—	868	868
Net future policy benefits	$41,926	$1,729	$43,655

Weighted-average liability duration (in years)	9.4	29.4
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.3%	5.1%
Expected future gross premiums, undiscounted	$—	$1,064
Expected future gross premiums, discounted[1]	—	919
Expected future benefit payments, undiscounted	70,754	10,085

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2024
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(6)	(6)
Adjusted balance	—	1,129	1,129
Interest accrual	—	11	11
Net premium collected	—	(98)	(98)
Foreign exchange	—	(135)	(135)
Ending balance at original discount rate	—	907	907
Effect of changes in discount rate assumptions	—	38	38
Effect of foreign exchange on the change in discount rate assumptions	—	(3)	(3)
Ending balance, present value of expected net premiums	$—	$942	$942
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of actual to expected experience	(29)	(9)	(38)
Adjusted balance	51,206	3,267	54,473
Issuances	670	—	670
Interest accrual	901	35	936
Benefit payments	(2,243)	(44)	(2,287)
Foreign exchange	(6)	(404)	(410)
Ending balance at original discount rate	50,528	2,854	53,382
Effect of changes in discount rate assumptions	(7,537)	(45)	(7,582)
Effect of foreign exchange on the change in discount rate assumptions	1	(1)	—
Ending balance, present value of expected future policy benefits	42,992	2,808	45,800
Less: Present value of expected net premiums	—	942	942
Net future policy benefits	$42,992	$1,866	$44,858

Weighted-average liability duration (in years)	9.4	32.2
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.6%	4.4%
Expected future gross premiums, undiscounted	$—	$1,201
Expected future gross premiums, discounted[1]	—	992
Expected future benefit payments, undiscounted	74,184	10,247

[1] Discounted at the original discount rate.

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	June 30,
(In millions)	2025	2024
Payout annuities with life contingencies	$41,926	$42,992
Whole life	1,729	1,866
Reconciling items[1]	5,745	5,941
Future policy benefits	$49,400	$50,799

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income:

	Premiums		Interest expense
	Six months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Payout annuities with life contingencies	$122	$655	$879	$901
Whole life	101	105	25	23
Reconciling items[1]	11	14	—	—
Total	$234	$774	$904	$924

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

During the six months ended June 30, 2025, the present value of expected future policy benefits decreased by $449 million, which was driven by $2,287 million of benefit payments, offset by $914 million of interest accruals, a $573 million change in discount rate assumptions related to a decrease in market observable rates, a $345 million change in foreign exchange and $133 million of issuances, primarily pension group annuities.

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

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income:

	Six months ended June 30,
(In millions)	2025	2024
Reserves	$61	$32
Deferred profit liability	2	(29)
Negative VOBA	(3)	(10)
Total remeasurement gains (losses)	$60	$(7)

During the six months ended June 30, 2025 and 2024, we recorded reserve increases of $8 million and $35 million, respectively, on the condensed consolidated statements of income as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Six months ended June 30, 2025
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	201	201
Interest accrual	4	89	93
Attributed fees collected	1	189	190
Benefit payments	(3)	(30)	(33)
Effect of changes in interest rates	3	(29)	(26)
Effect of actual policyholder behavior compared to expected behavior	—	53	53
Balance, end of period, before changes in instrument-specific credit risk	192	3,844	4,036
Effect of changes in instrument-specific credit risk	3	173	176
Balance at June 30, 2025	195	4,017	4,212
Less: Reinsurance recoverable	—	50	50
Balance at June 30, 2025, net of reinsurance	$195	$3,967	$4,162

Net amount at risk	$420	$15,997
Weighted-average attained age of contract holders (in years)	76	69

	Six months ended June 30, 2024
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument specific credit risk	194	3,171	3,365
Issuances	—	159	159
Interest accrual	5	94	99
Attributed fees collected	1	174	175
Benefit payments	(2)	(27)	(29)
Effect of changes in interest rates	(11)	(372)	(383)
Effect of changes in equity	—	(81)	(81)
Effect of actual policyholder behavior compared to expected behavior	4	45	49
Balance, end of period, before changes in instrument-specific credit risk	191	3,163	3,354
Effect of changes in instrument-specific credit risk	(2)	4	2
Balance at June 30, 2024	189	3,167	3,356
Less: Reinsurance recoverable	—	18	18
Balance at June 30, 2024, net of reinsurance	$189	$3,149	$3,338

Net amount at risk	$427	$15,185
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	June 30, 2025			June 30, 2024
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$195	$195	$—	$189	$189
Indexed annuities	277	4,294	4,017	371	3,538	3,167
Total	$277	$4,489	$4,212	$371	$3,727	$3,356

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2025, net market risk benefit liabilities increased by $497 million, which was primarily driven by $201 million of issuances, $190 million in fees collected from policyholders and $93 million of interest accruals.

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

The following summarizes the unobservable inputs for market risk benefits:

	June 30, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,212	Discounted cash flow	Nonperformance risk	0.3%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	6.0%	2.5%	[2]	Decrease
			Surrender rate	3.1%	6.7%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	85.4%	[3]	Increase

	June 30, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,356	Discounted cash flow	Nonperformance risk	0.4%	1.3%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	2.1%	[2]	Decrease
			Surrender rate	3.1%	6.9%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.4%	[3]	Increase

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Debt

Liquidity Facility—On June 27, 2025, AHL, AARe, ALRe and AAIA entered into a revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (Liquidity Facility), which replaced our previous revolving credit agreement dated as of June 28, 2024. The previous credit agreement, and the commitments under it, expired on June 27, 2025. The Liquidity Facility is unsecured and has a commitment termination date of June 26, 2026, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at our election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the Liquidity Facility. In connection with the Liquidity Facility, AARe guaranteed all of the obligations of each other borrower under the Liquidity Facility and the related loan documents. The Liquidity Facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the Liquidity Facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility contains various standard covenants with which we must comply, including the following:

1.AARe minimum consolidated net worth of no less than $23.2 billion; and
2.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on AARe’s financial strength rating. Rates and terms are as defined in the Liquidity Facility.

As of June 30, 2025 and December 31, 2024, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

Senior Notes—Our senior unsecured notes are callable by AHL at any time. If called prior to a defined period before the scheduled maturity date, typically three or six months, the price is equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the treasury rate plus a spread as defined in the applicable prospectus supplement and any accrued and unpaid interest.

During the second quarter of 2025, we issued $1,000 million of 6.625% Senior Notes due May 19, 2055 (2055 Senior Notes). We will accrue interest quarterly and pay interest on the 2055 Senior Notes semi-annually, commencing on November 19, 2025.

Subordinated Notes—We have fixed-rate reset subordinated notes outstanding, which pay interest at the initially stated fixed rate until the interest rate reset dates, at which point the interest rate resets to the Five-Year US Treasury Rate plus a spread. Reset terms are as defined in the applicable prospectus supplement. We may defer interest payments on the subordinated notes for up to five consecutive years.

During the second quarter of 2025, we issued $600 million of 6.875% Fixed-Rate Reset Junior Subordinated Debentures due June 28, 2055 (2055 Subordinated Notes). We will accrue interest quarterly and pay interest at an annual fixed rate of 6.875% on the 2055 Subordinated Notes semi-annually, commencing on December 28, 2025 until June 28, 2035. On June 28, 2035, and every fifth annual anniversary thereafter, the interest rate will reset to the Five-Year US Treasury Rate (as defined in the applicable prospectus supplement) plus 2.582%. We may defer interest payments for up to five consecutive years.

The following is a summary of our debt:

				Outstanding Balance
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	June 30, 2025	December 31, 2024
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,042	$1,050
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	572	579
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	518	520
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	396	395
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	585	584
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	544	544
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	982	983
6.625% 2055 Senior Notes	May 19, 2025	May 19, 2055	1,000	979	—
6.625% 2054 Subordinated Notes	October 10, 2024	October 15, 2054	600	592	592
6.875% 2055 Subordinated Notes	June 27, 2025	June 28, 2055	600	592	—
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	558	558
Total debt			$7,775	$7,864	$6,309

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Equity

Preferred Stock—On June 30, 2025, we redeemed in whole our 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (Series C) outstanding for $25,000 per share of Series C preferred stock, or $600 million in total.

Common Stock—On August 5, 2025, our board of directors approved a reverse stock split of 1-for-1,000, which reduced our shares of common stock outstanding to 203,805 as of August 5, 2025, all of which continue to be held by AGM.

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2025	$(8,214)	$(313)	$(1)	$3,986	$(23)	$4	$(4,561)
Other comprehensive income (loss) before reclassifications	1,258	58	1	(45)	(135)	78	1,215
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(77)	(3)	9	—	—	—	(71)
Less: Income tax expense (benefit)	268	13	(2)	(6)	(28)	15	260
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	234	5	20	(96)	(15)	5	153
Balance at June 30, 2025	$(7,381)	$(270)	$(27)	$4,043	$(115)	$62	$(3,688)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2024	$(8,959)	$(404)	$(129)	$3,879	$(17)	$2	$(5,628)
Other comprehensive income (loss) before reclassifications	(1,069)	148	97	628	34	(5)	(167)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	64	(6)	13	—	—	—	71
Less: Income tax expense (benefit)	(229)	32	18	128	8	(1)	(44)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(193)	(5)	20	161	4	—	(13)
Balance at June 30, 2024	$(9,670)	$(277)	$(83)	$4,218	$5	$(2)	$(5,809)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,171)	$(284)	$(120)	$4,235	$(103)	$(22)	$(5,465)
Other comprehensive income (loss) before reclassifications	2,596	21	240	(573)	(19)	114	2,379
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(268)	(3)	19	—	—	—	(252)
Less: Income tax expense (benefit)	580	5	46	(116)	(4)	22	533
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	494	5	82	(265)	(3)	8	321
Balance at June 30, 2025	$(7,381)	$(270)	$(27)	$4,043	$(115)	$62	$(3,688)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,672)	$(289)	$(82)	$3,458	$3	$13	$(5,569)
Other comprehensive income (loss) before reclassifications	(1,614)	3	39	1,431	6	(21)	(156)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	111	(6)	31	—	—	—	136
Less: Income tax expense (benefit)	(346)	2	2	296	2	(4)	(48)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(381)	(5)	7	375	2	(2)	(4)
Balance at June 30, 2024	$(9,670)	$(277)	$(83)	$4,218	$5	$(2)	$(5,809)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

10. Income Taxes

The income tax expense (benefit) was $(34) million and $161 million for the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate was (5)% and 16% for the three months ended June 30, 2025 and 2024, respectively. The income tax expense was $141 million and $468 million for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate was 9% and 17% for the six months ended June 30, 2025 and 2024, respectively. The income tax expense considers US federal, US state, local and foreign income taxes. The most significant reconciling items relate to US noncontrolling interests and Bermuda corporate income tax.

On June 28, 2025, the Group of 7 (G7) released a joint statement supporting the exclusion of US-parented multinational groups from the Pillar Two Income Inclusion Rule and Undertaxed Profits Rule with respect to both domestic and foreign profits. While such a revision would likely apply to our wholly-owned entities, application to ACRA is uncertain given that we only partially own ACRA. In addition, it is uncertain whether Bermuda will revise its corporate income tax (CIT) regime in response to the G7’s statement. We continue to monitor these developments. Our results continue to reflect any impacts of Pillar Two and the Bermuda CIT on our US and non-US income, and if either regime changes, our consolidated financial statements could be affected.

On July 4, 2025, the US government enacted H.R. 1, which includes several tax-related provisions. We have evaluated the enacted legislation and concluded that it does not have a material impact on our consolidated financial statements.

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

During the three months ended June 30, 2025 and 2024, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $383 million and $304 million, respectively. During the six months ended June 30, 2025 and 2024, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $754 million and $593 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of June 30, 2025 and December 31, 2024, management fees payable were $148 million and $127 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

AGM owns all of our common stock and James Belardi, our Executive Chairman and Chief Investment Officer, serves as a member of the board of directors and an executive officer of AGM, and Chief Executive Officer (CEO) of Apollo Insurance Solutions Group LP (ISG), which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, six of the twelve members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our audit committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Athora Holding Ltd. (Athora) – We had an amended and restated cooperation agreement with Athora, which was terminated effective August 5, 2025. Pursuant to this agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we had the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, and (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets. As of June 30, 2025, we had not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity and corporate debt securities. The following table summarizes our investments in Athora:

(In millions)	June 30, 2025	December 31, 2024
Investment fund	$1,171	$1,033
Non-redeemable preferred equity and corporate debt securities	316	277
Total investment in Athora	$1,487	$1,310

Additionally, as of June 30, 2025 and December 31, 2024, we had $65 million and $57 million, respectively, of funding agreements outstanding to Athora. We also had commitments to make additional investments in Athora of $277 million as of June 30, 2025. On July 3, 2025, we made a conditional commitment to invest, or cause one or more of our affiliates to invest, in Athora for up to an additional $2.5 billion, in connection with Athora’s agreement to acquire a UK insurer (Athora transaction). The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction.

Atlas – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of June 30, 2025 and December 31, 2024, we held $4,584 million and $3,245 million, respectively, of related party AFS securities issued by Atlas or its affiliates. Additionally, we held $724 million of reverse repurchase agreements issued by Atlas as of December 31, 2024, which were included in related party short-term investments on the condensed consolidated balance sheets, and settled during the six months ended June 30, 2025. As of June 30, 2025, we had commitments to make additional investments in Atlas of $1,384 million. See Note 12 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). As of June 30, 2025 and December 31, 2024, we held $202 million and $205 million, respectively, of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the condensed consolidated balance sheets.

We have a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $235 million and $221 million as of June 30, 2025 and December 31, 2024, respectively, which is included in other liabilities on the condensed consolidated balance sheets. We also have a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of June 30, 2025 and December 31, 2024, we had a reinsurance recoverable balance of $5,269 million and $4,309 million, respectively, related to this agreement.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of June 30, 2025 and December 31, 2024, we held securities issued by MidCap Financial and its affiliates of $1,849 million and $1,938 million, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Skylign Aviation Holdings, L.P. (together with its subsidiaries, Skylign) – We have investments in Skylign, a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA. We had direct investments in Skylign notes of $1,503 million and $1,616 million as of June 30, 2025 and December 31, 2024, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also had commitments to make additional investments in Skylign of $41 million as of June 30, 2025.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our audit committee where applicable. As of June 30, 2025 and December 31, 2024, we held $1,959 million and $1,994 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have a minority equity investment in VA Capital, which was $198 million and $178 million as of June 30, 2025 and December 31, 2024, respectively, that is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. We also had commitments to make additional investments in Venerable of $169 million as of June 30, 2025.

Additionally, we consolidate AP Violet ATH Holdings, L.P. and its investment fund primarily represents an interest in VA Capital, which was $123 million and $106 million as of June 30, 2025 and December 31, 2024, respectively.

We have coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to our investment in VA Capital. We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $339 million and $331 million as of June 30, 2025 and December 31, 2024, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels Inc. (Wheels) – We invest in Wheels indirectly through our investment in AAA. We also directly hold securities issued by Wheels of $974 million and $984 million as of June 30, 2025 and December 31, 2024, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also had commitments to make additional investments in Wheels of $32 million as of June 30, 2025.

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

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Contributions from ADIP	$126	$300	$126	$705
Distributions to ADIP	(95)	(254)	(190)	(508)

Additionally, as of June 30, 2025 and December 31, 2024, we had $333 million and $289 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

As of June 30, 2025 and December 31, 2024, we held investments in ADIP of $236 million and $238 million, respectively, which are accounted for as equity method investments and included in related party investment funds on the condensed consolidated balance sheets. As of June 30, 2025, we also had commitments to make additional investments in ADIP of $328 million.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $177 million and $142 million as of June 30, 2025 and December 31, 2024, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of June 30, 2025 and December 31, 2024.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $33.3 billion as of June 30, 2025. These commitments primarily include capital contributions to investment funds and mortgage loan commitments. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2025 and December 31, 2024, we had $21.0 billion and $15.6 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of June 30, 2025 and December 31, 2024, we had $30.4 billion and $24.1 billion, respectively, of FABN funding agreements outstanding. We had $5.0 billion of board-authorized FABN capacity remaining as of June 30, 2025.

We also issue secured and other funding agreements. Secured funding agreements issued under our funding agreement backed repurchase agreement (FABR) programs involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of June 30, 2025 and December 31, 2024, we had $23.2 billion and $14.8 billion, respectively, of secured and other funding agreements outstanding, of which $18.0 billion and $12.0 billion were issued under the FABR program, respectively, and $5.2 billion and $2.8 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)—The restricted investments and cash balances included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2025	December 31, 2024
AFS securities	$57,451	$46,337
Trading securities	3,045	1,665
Equity securities	246	286
Mortgage loans	36,249	27,883
Investment funds	288	777
Derivative assets	158	91
Short-term investments	—	2
Other investments	1,733	1,507
Restricted cash	1,737	953
Total restricted assets	$100,907	$79,501

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,147 million as of June 30, 2025. These letters of credit were issued for our reinsurance program and have expirations through June 19, 2028.

Assurance Letter—In connection with our, Apollo and Credit Suisse AG’s (CS) previously announced transaction, Atlas acquired certain assets of the CS Securitized Products Group and agreed to pay CS a deferred purchase obligation of $3.3 billion. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, Apollo Asset Management, Inc. (AAM) and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM each issued an assurance letter to CS to guarantee the full amount. Our guarantees are not probable of payment; therefore, no liabilities have been recorded for the guarantees on the condensed consolidated financial statements.

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

Additionally, total condensed consolidated assets is the only measure of segment assets that the CODM uses to determine allocation of resources.

The reconciliation of total condensed consolidated revenue to total condensed consolidated net income is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Revenues	$5,359	$4,664	$9,545	$10,385
Less:
Cost of funds	2,470	1,880	4,680	3,603
Other operating expenses	109	116	225	232
Interest and other financing costs	132	119	262	210
Other liability costs equal to the amount of premium	107	673	234	774
Other segment items[1]	1,889	849	2,558	2,757
Income before income taxes	652	1,027	1,586	2,809
Income tax expense (benefit)	(34)	161	141	468
Net income	$686	$866	$1,445	$2,341

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

We have established a significant base of earnings and, as of June 30, 2025, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 7.4 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts and other products.

Our total assets have grown to $405.3 billion as of June 30, 2025. For the six months ended June 30, 2025, we generated an annualized net investment spread of 1.62%.

The following table presents the inflows and outflows generated from our organic and inorganic channels, as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Retail	$7,256	$8,938	$16,738	$18,601
Flow reinsurance	2,031	1,210	6,964	3,600
Funding agreements[1]	11,707	5,970	22,851	14,011
Pension group annuities	1	577	5	577
Other[2]	237	—	237	—
Gross organic inflows	21,232	16,695	46,795	36,789
Gross inorganic inflows	—	—	—	—
Total gross inflows	21,232	16,695	46,795	36,789
Gross outflows[3]	(7,230)	(10,140)	(15,622)	(18,175)
Net flows	$14,002	$6,555	$31,173	$18,614

Inflows attributable to Athene	$15,838	$10,840	$35,956	$25,431
Inflows attributable to ACRA noncontrolling interests	5,019	4,824	9,975	9,261
Inflows ceded to third-party reinsurers	375	1,031	864	2,097
Total gross inflows	$21,232	$16,695	$46,795	$36,789

Outflows attributable to Athene[4]	$(5,813)	$(8,627)	$(12,830)	$(15,375)
Outflows attributable to ACRA noncontrolling interests	(1,417)	(1,513)	(2,792)	(2,800)
Total gross outflows[3]	$(7,230)	$(10,140)	$(15,622)	$(18,175)

[1] Funding agreements are comprised of funding agreements issued under our FABN program, secured and other funding agreements, which include our FABR program and direct funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements.

[2] Other inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans.
[3] Gross outflows include full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows.

[4] Quarter-to-date and year-to-date 2025 outflows exclude maturities of long-term repurchase agreements of $1.1 billion, which may be renewed upon joint agreement of the parties based on a variety of factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance, institutional and other products, provided gross inflows of $46.8 billion and $36.8 billion for the six months ended June 30, 2025 and 2024, respectively, which were underwritten to attractive returns. Gross organic inflows increased $10.0 billion, or 27% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows (collectively, gross outflows), in the aggregate were $15.6 billion and $18.2 billion for the six months ended June 30, 2025 and 2024, respectively. The decrease in gross outflows of $2.6 billion was primarily driven by a decrease in funding agreement maturities in 2025 and a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2024, partially offset by an increase in retail annuity policies which have reached the end of the surrender charge period in a higher rate environment. We believe that our credit profile, current product offerings and product design capabilities, as well as our reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance, institutional and other distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $16.7 billion and $18.6 billion for the six months ended June 30, 2025 and 2024, respectively. The decrease in our retail channel was primarily driven by a decrease in the sales of our multi-year guaranteed annuity (MYGA) products. Overall sales were strong across our bank, broker-dealer and independent marketing organization (IMO) channels, exhibiting strong sales execution, the current rate environment, growing product offerings and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 41 IMOs and with our network of 17 banks and 158 broker-dealers, collectively representing approximately 146,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers, as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $7.0 billion and $3.6 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in our flow reinsurance channel from 2024 was driven by record volumes primarily attributable to a strategic opportunity with a US partner at attractive returns, as well as strong volume from our Asia Pacific partners. We continue to expand our presence in Asia with increased partnerships and growing product offerings. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $22.9 billion and $14.6 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in our institutional channel was driven by higher funding agreement inflows, partially offset by lower pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $22.9 billion and $14.0 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in our funding agreement channel from 2024 was driven by record inflows with diversified activity across sub-channels. Funding agreement inflows for the six months ended June 30, 2025 consisted of $7.6 billion of FABN issuances, $6.0 billion of FABR issuances, $2.4 billion of direct funding agreements, $5.7 billion of FHLB issuances and $1.2 billion of long-term repurchase agreement issuances. As of June 30, 2025, we had funding agreements outstanding of $30.4 billion under our FABN program, $18.0 billion under our FABR program, $5.2 billion of direct funding agreements, $21.0 billion with the FHLB and $2.7 billion of long-term repurchase agreements. We issued group annuity contracts in the aggregate principal amount of $5 million and $577 million during the six months ended June 30, 2025 and 2024. The pension group annuity channel continues to be impacted by the competitive environment and litigation against certain of our pension group annuity clients. Since entering the pension group annuity market in 2017, we have closed 49 deals resulting in the issuance or reinsurance of group annuities of $52.7 billion with more than 535,000 plan participants as of June 30, 2025. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Within our other channel, inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans. We generated inflows through our other channel of $237 million and $0 million for the six months ended June 30, 2025 and 2024, respectively. The increase in our other channel from 2024 was driven by the development of new retirement products within new markets in 2025 to provide solutions to help meet the growing retirement need.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of June 30, 2025, we estimate that we had approximately $8.7 billion in capital available to deploy, consisting of approximately $3.1 billion in excess equity capital, $2.4 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $3.2 billion in available undrawn capital at ACRA.

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

The ongoing uncertainty regarding trade policy poses a downside risk to the current economic outlook, with lower growth and higher inflationary pressures increasing the risk of a stagflationary environment. Tariffs, which are inflationary in nature, remain in place and may have a negative impact on Gross Domestic Product (GDP) growth. The potential impact of tariffs on corporate earnings remains uncertain and will depend on the duration and outcome of related trade negotiations.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. US inflation remains elevated with the US Bureau of Labor Statistics reporting the annual US inflation rate at 2.7% as of June 30, 2025, compared to 2.4% as of March 31, 2025. The US Federal Reserve finished the quarter with a benchmark interest rate target range of 4.25% to 4.50%, unchanged from its December 2024 meeting.

Equity market performance was strong during the second quarter of 2025. In the US, the S&P 500 Index increased by 10.6% during the second quarter, following a decrease of 4.6% in the first quarter of 2025. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 3.0% in the second quarter of 2025, following a contraction of 0.5% in the first quarter of 2025. As of July 2025, the International Monetary Fund estimated the US economy will expand by 1.9% in 2025 and 2.0% in 2026. The US Bureau of Labor Statistics reported the US unemployment rate decreased to 4.1% as of June 30, 2025, compared to 4.2% as of March 31, 2025. Oil finished the second quarter of 2025 down 8.9% from the first quarter of 2025.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar weakened in the second quarter of 2025 compared to the euro and Japanese yen. Relative to the US dollar, the euro appreciated 9.0% in the second quarter of 2025, after appreciating 4.5% in the first quarter of 2025. Relative to the US dollar, the Japanese yen appreciated 4.1% in the second quarter of 2025, after appreciating 4.8% in the first quarter of 2025. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Medium and long-term rates experienced some volatility during the second quarter of 2025 before ending the quarter relatively flat, with the US 10-year Treasury yield at 4.24% as of June 30, 2025 compared to 4.23% as of March 31, 2025. Short-term rates were generally flat during the second quarter of 2025 with the 3-month secured overnight financing rate at 4.29% as of each of June 30, 2025 and March 31, 2025, respectively.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of June 30, 2025, our net invested asset portfolio included $55.9 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $40.8 billion of floating rate liabilities at notional, or 15% of our net invested assets, resulting in $15.1 billion of net floating rate assets, or 5% of our net invested assets.

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

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $106.4 billion for the three months ended March 31, 2025, a 0.3% decrease from the same time period in 2024. In the total annuity market, for the three months ended March 31, 2025 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $9.5 billion, translating to an 8.9% market share. For the three months ended March 31, 2024, we were the largest provider of annuities based on sales of $9.7 billion, translating to a 9.1% market share.

According to LIMRA, total fixed annuity market sales in the US were $73.7 billion for the three months ended March 31, 2025, a 6.1% decrease from the same time period in 2024. In the total fixed annuity market, for the three months ended March 31, 2025 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $9.2 billion, translating to a 12.4% market share. For the three months ended March 31, 2024, we were the largest provider of fixed annuities based on sales of $9.4 billion, translating to a 12.0% market share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed indexed annuity (FIA) market sales in the US were $27.8 billion for the three months ended March 31, 2025, a 2.8% decrease from the same time period in 2024. For the three months ended March 31, 2025 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $3.4 billion, translating to a 12.1% market share. For the three months ended March 31, 2024, we were the largest provider of FIAs based on sales of $4.2 billion, translating to a 14.5% market share.

According to LIMRA, total registered index-linked annuity (RILA) market sales in the US were $17.4 billion for the three months ended March 31, 2025, a 20.6% increase from the same time period in 2024. For the three months ended March 31, 2025 (the most recent period for which specific market share data is available), we were the eleventh largest provider of RILAs based on sales of $353 million, translating to a 2.0% market share. For the three months ended March 31, 2024, we were the tenth largest provider of RILAs based on sales of $291 million, translating to a 2.0% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

•Integration, Restructuring, and Other Non-operating Expenses—Consists of restructuring and integration expenses related to acquisitions and block reinsurance costs, as well as certain other expenses, which are not predictable or related to our underlying profitability drivers.

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

Cost of funds includes liability costs related to cost of crediting on deferred annuities and institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies, as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (2) funding agreement costs, including the interest payments and other reserve changes. Additionally, cost of crediting includes forward points gains and losses on foreign exchange derivative hedges. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

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

Adjusted Leverage Ratio

Adjusted leverage ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets, as well as mortgage loan assets, net of tax. Adjusted leverage ratio is calculated as total debt at notional value adjusted to exclude 50% of the notional value of subordinated debt as an equity credit plus 50% of the notional value of our preferred stock divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common stockholder’s equity and the notional value of our preferred stock and total debt. Adjusted AHL common stockholder’s equity is calculated as the ending AHL stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets, as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted leverage ratio should not be used as a substitute for the leverage ratio. However, we believe the adjustments to stockholders’ equity and debt are significant to gaining an understanding of our capitalization, debt and preferred stock utilization and overall leverage capacity, because they provide insight into how rating agencies measure our capitalization, which is a consideration in how we manage our leverage capacity.

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our condensed consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities, as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the underlying investments supporting our assumed funds withheld and modco agreements and exclude the underlying investments related to ceded reinsurance transactions in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but do not include the proportionate share of investments associated with the noncontrolling interests. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under US GAAP.

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

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Revenues	$5,359	$4,664	$9,545	$10,385
Benefits and expenses	4,707	3,637	7,959	7,576
Income before income taxes	652	1,027	1,586	2,809
Income tax expense (benefit)	(34)	161	141	468
Net income	686	866	1,445	2,341
Less: Net income attributable to noncontrolling interests	222	237	516	520
Net income attributable to Athene Holding Ltd. stockholders	464	629	929	1,821
Less: Preferred stock dividends	45	46	90	91
Add: Preferred stock redemption	84	—	84	—
Net income available to Athene Holding Ltd. common stockholder	$503	$583	$923	$1,730

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

In this section, references to 2025 refer to the three months ended June 30, 2025 and references to 2024 refer to the three months ended June 30, 2024.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder decreased by $80 million, or 14%, to $503 million in 2025 from $583 million in 2024. The decrease in net income available to Athene Holding Ltd. common stockholder was primarily driven by a $1.1 billion increase in benefits and expenses, partially offset by a $695 million increase in revenues, a $195 million decrease in income tax expense and an $84 million increase from our preferred stock redemption.

Revenues

Revenues increased by $695 million to $5.4 billion in 2025 from $4.7 billion in 2024. The increase was primarily driven by an increase in net investment income, an increase in VIE investment related gains (losses) and an increase in investment related gains (losses), partially offset by a decrease in premiums.

Net investment income increased by $920 million to $4.4 billion in 2025 from $3.5 billion in 2024, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months, higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment, earlier deployment into assets during the quarter compared to 2024 and more favorable investment fund performance in 2025. These impacts were partially offset by lower floating rate income and higher investment management fees driven by the significant growth in our investment portfolio.

VIE investment related gains (losses) increased by $162 million to $468 million in 2025 from $306 million in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets as well as underperformance from certain investment funds held in VIEs in 2024 that were subsequently deconsolidated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment related gains (losses) increased by $129 million to $(5) million in 2025 from $(134) million in 2024, primarily driven by a favorable change in fair value of FIA hedging derivatives, reinsurance assets, trading securities and mortgage loans, partially offset by unfavorable net foreign exchange impacts and an increase in realized losses on AFS securities. The change in fair value of FIA hedging derivatives increased $758 million, primarily driven by the favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which increased 10.6% in 2025, compared to an increase of 3.9% in 2024. The change in fair value of reinsurance assets increased $153 million, the change in fair value of trading securities increased $96 million and the change in fair value of mortgage loans increased $91 million, primarily driven by a decrease in US Treasury rates in 2025 compared to an increase in 2024. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI.

Premiums decreased by $566 million to $107 million in 2025 from $673 million in 2024, primarily driven by a $576 million decrease in pension group annuity premiums compared to 2024.

Benefits and Expenses

Benefits and expenses increased by $1.1 billion to $4.7 billion in 2025 from $3.6 billion in 2024. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in the amortization of DAC, DSI and VOBA and an increase in policy and other operating expenses, partially offset by a decrease in future policy and other policy benefits and a decrease in market risk benefits remeasurement (gains) losses.

Interest sensitive contract benefits increased by $1.6 billion to $3.4 billion in 2025 from $1.8 billion in 2024, primarily driven by an increase in the change in our FIA reserves, significant growth in our deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to our existing blocks of business and earlier origination of new business within the quarter compared to 2024. These impacts were partially offset by lower rates on floating rate funding agreements. The change in our FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $1.1 billion was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 10.6% in 2025, compared to an increase of 3.9% in 2024. The change in fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024.

Amortization of DAC, DSI and VOBA increased by $65 million to $292 million in 2025 from $227 million in 2024, primarily driven by an increase in acquisition costs that are deferred and amortized due to strong growth in our deferred annuity business.

Policy and other operating expenses increased by $64 million to $571 million in 2025 from $507 million in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to an increase in host accretion on business ceded to Catalina, as well as interest related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025.

Future policy and other policy benefits decreased by $568 million to $527 million in 2025 from $1.1 billion in 2024, primarily driven by a $576 million decrease in pension group annuity obligations compared to 2024.

Market risk benefits remeasurement (gains) losses decreased by $95 million to $(111) million in 2025 from $(16) million in 2024. The larger gains in 2025 compared to 2024 were primarily driven by a favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $60 million favorable due to an increase in risk-free discount rates across the long end of the curve compared to 2024, which is used in the fair value measurement of the liability for market risk benefits, and $42 million favorable related to favorable equity market performance compared to 2024.

Income Tax Expense (Benefit)

Income tax expense decreased by $195 million to $(34) million in 2025 from $161 million in 2024, primarily driven by a decrease in pretax income subject to US income tax, and impacts from the Bermuda Corporate Income Tax (Bermuda CIT) that were not present in 2024. Our effective tax rate in the second quarter of 2025 was (5)% compared to 16% in 2024.

Preferred Stock Redemption

Preferred stock redemption increased by $84 million to $84 million in 2025 from $0 million in 2024 driven by the redemption of our Series C preferred stock at par value, which was below our carrying value of $684 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

In this section, references to 2025 refer to the six months ended June 30, 2025 and references to 2024 refer to the six months ended June 30, 2024.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder decreased by $807 million, or 47%, to $923 million in 2025 from $1.7 billion in 2024. The decrease in net income available to Athene Holding Ltd. common stockholder was primarily driven by an $840 million decrease in revenues and a $383 million increase in benefits and expenses, partially offset by a $327 million decrease in income tax expense and an $84 million increase from our preferred stock redemption.

Revenues

Revenues decreased by $840 million to $9.5 billion in 2025 from $10.4 billion in 2024. The decrease was primarily driven by a decrease in investment related gains (losses) and a decrease in premiums, partially offset by an increase in net investment income and an increase in VIE investment related gains (losses).

Investment related gains (losses) decreased by $2.4 billion to $(833) million in 2025 from $1.5 billion in 2024, primarily driven by unfavorable net foreign exchange impacts, an unfavorable change in fair value of FIA hedging derivatives and an increase in realized losses on AFS securities, partially offset by the favorable change in fair value of mortgage loans, reinsurance assets and trading securities. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of FIA hedging derivatives decreased $1.9 billion, primarily driven by the less favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which increased 5.5% in 2025, compared to an increase of 14.5% in 2024. The change in fair value of mortgage loans increased $1.0 billion, the change in fair value of reinsurance assets increased $386 million and the change in fair value of trading securities increased $131 million primarily driven by a decrease in US Treasury rates in 2025 compared to an increase in 2024.

Premiums decreased by $540 million to $234 million in 2025 from $774 million in 2024, primarily driven by a $572 million decrease in pension group annuity premiums, partially offset by an increase in payout premiums compared to 2024.

Net investment income increased by $1.6 billion to $8.4 billion in 2025 from $6.8 billion in 2024, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months, higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment, earlier deployment into assets during the year compared to 2024 and more favorable investment fund performance in 2025. These impacts were partially offset by lower floating rate income and higher investment management fees driven by the significant growth in our investment portfolio.

VIE investment related gains (losses) increased by $378 million to $1.0 billion in 2025 from $640 million in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets, favorable returns from A-A Onshore Fund, LLC, a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in US Treasury rates in 2025 compared to an increase in 2024 and underperformance from certain investment funds held in VIEs in 2024 that were subsequently deconsolidated.

Benefits and Expenses

Benefits and expenses increased by $383 million to $8.0 billion in 2025 from $7.6 billion in 2024. The increase was primarily driven by an increase in market risk benefits remeasurement (gains) losses, an increase in interest sensitive contract benefits, an increase in policy and other operating expenses and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in future policy and other policy benefits.

Market risk benefits remeasurement (gains) losses increased by $444 million to $274 million in 2025 from $(170) million in 2024. The losses in 2025 compared to gains in 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $357 million unfavorable due to a decrease in risk-free discount rates across the long end of the curve compared to 2024, which is used in the fair value measurement of the liability for market risk benefits, and $81 million unfavorable related to less favorable equity market performance compared to 2024.

Interest sensitive contract benefits increased by $214 million to $4.9 billion in 2025 from $4.7 billion in 2024, primarily driven by significant growth in our deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to our existing blocks of business and earlier origination of new business within the year compared to 2024. These impacts were partially offset by a decrease in the change in our FIA reserves and lower rates on floating rate funding agreements. The change in our FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $1.1 billion was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 5.5% in 2025, compared to an increase of 14.5% in 2024. The change in fair value of FIA embedded derivatives was also driven by the favorable impact of rates on policyholder projected benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

These impacts were partially offset by the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024.

Policy and other operating expenses increased by $170 million to $1.1 billion in 2025 from $966 million in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to an increase in host accretion on business ceded to Catalina, as well as interest related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025.

Amortization of DAC, DSI and VOBA increased by $125 million to $559 million in 2025 from $434 million in 2024, primarily driven by an increase in acquisition costs that are deferred and amortized due to strong growth in our deferred annuity business.

Future policy and other policy benefits decreased by $570 million to $1.1 billion in 2025 from $1.6 billion in 2024, primarily driven by a $572 million decrease in pension group annuity obligations compared to 2024.

Income Tax Expense (Benefit)

Income tax expense decreased by $327 million to $141 million in 2025 from $468 million in 2024, primarily driven by a decrease in pretax income subject to US income tax, and impacts from the Bermuda CIT that were not present in 2024. Our effective tax rate in 2025 was 9% compared to 17% in 2024.

Preferred stock redemption increased by $84 million to $84 million in 2025 from $0 million in 2024 driven by the redemption of our Series C preferred stock at par value, which was below our carrying value of $684 million.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Fixed income and other net investment income	$3,180	$2,635	$6,096	$5,090
Alternative net investment income	319	168	634	434
Net investment earnings	3,499	2,803	6,730	5,524
Strategic capital management fees	32	24	61	49
Cost of funds	(2,470)	(1,880)	(4,680)	(3,603)
Net investment spread	1,061	947	2,111	1,970
Other operating expenses	(109)	(116)	(225)	(232)
Interest and other financing costs	(132)	(119)	(262)	(210)
Spread related earnings	$820	$712	$1,624	$1,528

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

In this section, references to 2025 refer to the three months ended June 30, 2025 and references to 2024 refer to the three months ended June 30, 2024.

Spread Related Earnings

Spread related earnings increased by $108 million, or 15%, to $820 million in 2025 from $712 million in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings increased by $696 million to $3.5 billion in 2025 from $2.8 billion in 2024, primarily driven by $38.5 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment, earlier deployment into assets during the quarter compared to 2024 and an increase in alternative net investment income, partially offset by lower floating rate income. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within origination and retirement services platforms. The increase in income from origination platforms was mainly attributable to a valuation increase on Wheels in 2025, strong growth from origination partnerships within Aqua Finance, Inc. (Aqua Finance) compared to a valuation decrease in 2024, successful deployment following a capital raise within Apterra Infrastructure Capital, LLC (Apterra) and certain of our other origination platforms reaching scale in 2025. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge Financial, Inc. (Corebridge), as well as unfavorable returns on our investment in Catalina in 2024 not recurring in 2025 due to the distribution of our Catalina common equity interests to AGM as a dividend in the third quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic capital management fees increased by $8 million to $32 million in 2025 from $24 million in 2024, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Cost of funds increased by $590 million to $2.5 billion in 2025 from $1.9 billion in 2024, primarily driven by significant growth in deferred annuity and institutional business, higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the quarter compared to 2024 and a shift in business mix to more institutional business at higher crediting rates. These impacts were partially offset by lower rates on floating rate funding agreements.

Interest and other financing costs increased by $13 million to $132 million in 2025 from $119 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025. This was partially offset by a lower average short-term repurchase agreement balance outstanding in 2025 compared to 2024.

Net Investment Spread

	Three months ended June 30,
	2025	2024
Fixed income and other net investment earned rate	4.97%	4.83%
Alternative net investment earned rate	9.86%	5.73%
Net investment earned rate	5.21%	4.87%
Strategic capital management fees	0.05%	0.04%
Cost of funds	(3.68)%	(3.27)%
Net investment spread	1.58%	1.64%

Net investment spread decreased 6 basis points to 1.58% in 2025 from 1.64% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 41 basis points to 3.68% in 2025 from 3.27% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the quarter compared to 2024 and a shift in business mix to more institutional business at higher crediting rates, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate increased 34 basis points to 5.21% in 2025 from 4.87% in 2024, primarily driven by higher returns in both our fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.97% in 2025, an increase from 4.83% in 2024, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and earlier deployment into assets during the quarter compared to 2024, partially offset by lower floating rate income. Alternative net investment earned rate was 9.86% in 2025, an increase from 5.73% in 2024, primarily driven by more favorable performance within origination and retirement services platforms. The higher returns from the origination platforms were mainly attributable to a valuation increase on Wheels in 2025, strong growth from origination partnerships within Aqua Finance compared to a valuation decrease in 2024, successful deployment following a capital raise within Apterra and certain of our other origination platforms reaching scale in 2025. The higher returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge, as well as unfavorable returns on our investment in Catalina in 2024 not recurring in 2025 due to the distribution of our Catalina common equity interests to AGM as a dividend in the third quarter of 2024.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The decrease in adjustments to net income available to Athene Holding Ltd. common stockholder in 2025 compared to 2024 was primarily driven by a decrease in investment gains (losses), net of offsets and a decrease in non-operating change in insurance liabilities and related derivatives.

Investment gains (losses), net of offsets, decreased $385 million, primarily driven by unfavorable net foreign exchange impacts and an increase in realized losses on AFS securities, partially offset by the favorable changes in fair value of reinsurance assets and mortgage loans. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The favorable changes in fair value of reinsurance assets of $78 million and mortgage loans of $61 million were primarily driven by a decrease in US Treasury rates in 2025 compared to an increase in 2024.

Non-operating change in insurance liabilities and related derivatives decreased $54 million, primarily driven by a decrease in net FIA derivatives, partially offset by a favorable change in fair value of market risk benefits. The $99 million unfavorable change in net FIA derivatives was primarily due to the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

decrease in discount rates compared to an increase in 2024. This impact was partially offset by the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 10.6% in 2025, compared to an increase of 3.9% in 2024. The $55 million favorable change in fair value of market risk benefits was primarily driven by an increase in risk-free discount rates across the long end of the curve compared to 2024, which is used in the fair value measurement of the liability for market risk benefits, and favorable equity market performance compared to 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

In this section, references to 2025 refer to the six months ended June 30, 2025 and references to 2024 refer to the six months ended June 30, 2024.

Spread Related Earnings

SRE increased by $96 million, or 6%, to $1.6 billion in 2025 from $1.5 billion in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings increased by $1.2 billion to $6.7 billion in 2025 from $5.5 billion in 2024, primarily driven by $36.1 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment, earlier deployment into assets during the year compared to 2024 and an increase in alternative net investment income, partially offset by lower floating rate income. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within origination and retirement services platforms, as well as within equity funds. The increase in income from origination platforms was mainly attributable to strong performance within other origination platforms, including an initial mark from cost to fair value on Atlas and certain other platforms reaching scale in 2025, a valuation increase on Wheels in the second quarter of 2025, strong growth from origination partnerships within Aqua Finance compared to a valuation decrease in 2024 and successful deployment following a capital raise within Apterra in 2025. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge and unfavorable returns on our investment in Catalina in 2024 not recurring in 2025 due to the distribution of our Catalina common equity interests to AGM as a dividend in the third quarter of 2024, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Strategic capital management fees increased by $12 million to $61 million in 2025 from $49 million in 2024, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Cost of funds increased by $1.1 billion to $4.7 billion in 2025 from $3.6 billion in 2024, primarily driven by significant growth in deferred annuity and institutional business, higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024 and a shift in business mix to more institutional business at higher crediting rates. These impacts were partially offset by lower rates on floating rate funding agreements.

Interest and other financing costs increased by $52 million to $262 million in 2025 from $210 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025.

Net Investment Spread

	Six months ended June 30,
	2025	2024
Fixed income and other net investment earned rate	4.89%	4.75%
Alternative net investment earned rate	10.05%	7.42%
Net investment earned rate	5.14%	4.89%
Strategic capital management fees	0.05%	0.04%
Cost of funds	(3.57)%	(3.19)%
Net investment spread	1.62%	1.74%

Net investment spread decreased 12 basis points to 1.62% in 2025 from 1.74% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased by 38 basis points to 3.57% in 2025, from 3.19% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024 and a shift in business mix to more institutional business at higher crediting rates, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate increased 25 basis points to 5.14% in 2025 from 4.89% in 2024, primarily driven by higher returns in both our fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.89% in 2025, an increase from 4.75% in 2024, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income. Alternative net investment earned rate was 10.05% in 2025, an increase from 7.42% in 2024, primarily driven by more favorable performance within origination and retirement services platforms, as well as within equity funds. The higher returns from origination platforms were mainly attributable to strong performance within other origination platforms, including an initial mark from cost to fair value on Atlas and certain other platforms reaching scale in 2025, a valuation increase on Wheels in the second quarter of 2025, strong growth from origination partnerships within Aqua Finance compared to a valuation decrease in 2024 and successful deployment following a capital raise within Apterra in 2025. The higher returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge and unfavorable returns on our investment in Catalina in 2024 not recurring in 2025 due to the distribution of our Catalina common equity interests to AGM as a dividend in the third quarter of 2024, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The decrease in adjustments to net income available to Athene Holding Ltd. common stockholder in 2025 compared to 2024 was primarily driven by a decrease in non-operating change in insurance liabilities and related derivatives and a decrease in investment gains (losses), net of offsets.

Non-operating change in insurance liabilities and related derivatives decreased $1.1 billion, primarily driven by a decrease in net FIA derivatives and the unfavorable change in fair value of market risk benefits. The $678 million unfavorable change in net FIA derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 5.5% in 2025, compared to an increase of 14.5% in 2024. The change in net FIA derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The $443 million unfavorable change in fair value of market risk benefits was primarily driven by a decrease in risk-free discount rates across the long end of the curve compared to 2024, which is used in the fair value measurement of the liability for market risk benefits, and less favorable equity market performance compared to 2024.

Investment gains (losses), net of offsets, decreased $212 million, primarily driven by unfavorable net foreign exchange impacts and an increase in realized losses on AFS securities, partially offset by the favorable changes in fair value of mortgage loans and reinsurance assets. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The favorable changes in fair value of mortgage loans of $904 million and reinsurance assets of $215 million were primarily driven by a decrease in US Treasury rates in 2025 compared to an increase in 2024.

Investment Portfolio
We had total investments, including related parties and consolidated VIEs, of $356.3 billion and $315.0 billion as of June 30, 2025 and December 31, 2024, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income includes management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base, sub-allocation and performance fees, of $383 million and $304 million, respectively, during the three months ended June 30, 2025 and 2024, and $754 million and $593 million, respectively, during the six months ended June 30, 2025, and 2024. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $347 million and $317 million, respectively, for the three months ended June 30, 2025 and 2024, and $730 million and $634 million, respectively, for the six months ended June 30, 2025, and 2024. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net invested assets, which are those that directly back our net reserve liabilities, as well as surplus assets, were $275.0 billion and $248.6 billion as of June 30, 2025 and December 31, 2024, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

The following table presents the carrying values of our total investments, including related parties and consolidated VIEs:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value	$188,750	53.0%	$165,364	52.5%
Trading securities, at fair value	4,060	1.1%	1,583	0.5%
Equity securities, at fair value	1,150	0.3%	1,290	0.4%
Mortgage loans, at fair value	77,289	21.7%	63,239	20.1%
Investment funds	102	—%	107	—%
Policy loans	310	0.1%	318	0.1%
Funds withheld at interest	16,998	4.8%	18,866	6.0%
Derivative assets	6,901	1.9%	8,154	2.6%
Short-term investments	187	0.1%	447	0.2%
Other investments	3,364	0.9%	2,915	0.9%
Total investments	299,111	83.9%	262,283	83.3%
Investments in related parties
Available-for-sale securities, at fair value	21,916	6.2%	19,127	6.1%
Trading securities, at fair value	399	0.1%	573	0.2%
Equity securities, at fair value	266	0.1%	234	0.1%
Mortgage loans, at fair value	1,275	0.4%	1,297	0.4%
Investment funds	2,062	0.6%	1,853	0.6%
Funds withheld at interest	4,590	1.3%	5,050	1.6%
Short-term investments	18	—%	743	0.2%
Other investments, at fair value	339	0.1%	331	0.1%
Total related party investments	30,865	8.8%	29,208	9.3%
Total investments, including related parties	329,976	92.7%	291,491	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	3,265	0.9%	2,301	0.7%
Mortgage loans, at fair value	2,544	0.7%	2,579	0.8%
Investment funds, at fair value	19,348	5.4%	17,765	5.6%
Other investments	1,204	0.3%	884	0.3%
Total investments of consolidated VIEs	26,361	7.3%	23,529	7.4%
Total investments, including related parties and consolidated VIEs	$356,337	100.0%	$315,020	100.0%

Our total investments, including related parties and consolidated VIEs, were $356.3 billion and $315.0 billion as of June 30, 2025 and December 31, 2024, respectively. The increase was primarily driven by significant growth from gross organic inflows of $46.8 billion in excess of gross liability outflows of $15.6 billion, reinvestment of earnings and unrealized gains on AFS securities during the six months ended June 30, 2025 of $2.9 billion, as well as unrealized gains on mortgage loans, reinsurance assets and trading securities attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025. Additionally, total investments, including related parties and consolidated VIEs, increased due to unrealized foreign exchange impacts on foreign denominated assets, the issuance of debt in 2025 and an increase in VIE investments primarily related to an increase in investment funds attributable to favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025, partially offset by the deconsolidation of certain VIEs. These impacts were partially offset by a decrease in short term repurchase agreements outstanding and a decrease in derivative assets primarily related to the market impacts on our derivative swaps and forward contracts.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment and investment funds, which primarily include investments over which Apollo can exercise influence. As of June 30, 2025, these investments totaled $51.4 billion, or 12.6% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by asset origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amount is comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include investments in asset origination and retirement services platforms and investments in Apollo managed funds.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total Assets	Carrying Value	Percentage of Total Assets
Venerable funds withheld reinsurance portfolio	$4,590	1.1%	$5,050	1.4%
Securitizations of unaffiliated assets where Apollo is manager	22,208	5.5%	20,389	5.6%
Investments in Apollo funds	13,431	3.3%	12,272	3.4%
Investments in asset origination platforms	8,509	2.1%	7,329	2.0%
Investments in retirement services platforms	2,524	0.6%	2,249	0.6%
Other	94	—%	86	—%
Total related party investments	$51,356	12.6%	$47,375	13.0%

As of June 30, 2025, a $4.6 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of June 30, 2025, $33.4 billion, or 12.3% of our total net invested assets were related party investments. Of these, approximately $19.1 billion, or 7.0% of our net invested assets, were structured securities for which Apollo or an affiliated asset origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in affiliated companies or Apollo funds represented $14.3 billion, or 5.3% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value	Percentage of Net Invested Assets	Net Invested Asset Value	Percentage of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$19,148	7.0%	$18,472	7.4%
Investments in Apollo funds	7,324	2.7%	7,131	2.9%
Investments in asset origination platforms	4,607	1.7%	4,006	1.6%
Investments in retirement services platforms	2,365	0.9%	2,285	0.9%
Total related party net invested assets	$33,444	12.3%	$31,894	12.8%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Gross Invested Asset Value	Percentage of Gross Invested Assets	Gross Invested Asset Value	Percentage of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$26,224	7.2%	$25,327	7.7%
Investments in Apollo funds	9,458	2.6%	9,557	2.9%
Investments in asset origination platforms	5,867	1.6%	5,281	1.6%
Investments in retirement services platforms	2,454	0.7%	2,374	0.7%
Total related party gross invested assets	$44,003	12.1%	$42,539	12.9%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2025
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$10,117	$—	$67	$(1,161)	$9,023	4.3%
US state, municipal and political subdivisions	1,068	—	—	(228)	840	0.4%
Foreign governments	2,260	—	52	(560)	1,752	0.8%
Corporate	103,597	(174)	1,237	(10,097)	94,563	44.9%
CLO	30,620	—	868	(100)	31,388	14.9%
ABS	27,405	(130)	563	(476)	27,362	13.0%
CMBS	13,854	(62)	102	(394)	13,500	6.4%
RMBS	10,716	(394)	322	(322)	10,322	4.9%
Total AFS securities	199,637	(760)	3,211	(13,338)	188,750	89.6%
AFS securities – related parties
Corporate	2,556	—	54	(41)	2,569	1.2%
CLO	7,384	—	163	(9)	7,538	3.6%
ABS	12,003	(1)	36	(229)	11,809	5.6%
Total AFS securities – related parties	21,943	(1)	253	(279)	21,916	10.4%
Total AFS securities, including related parties	$221,580	$(761)	$3,464	$(13,617)	$210,666	100.0%

	December 31, 2024
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151	3.9%
US state, municipal and political subdivisions	1,167	—	—	(246)	921	0.5%
Foreign governments	2,082	—	—	(514)	1,568	0.8%
Corporate	95,006	(175)	485	(11,731)	83,585	45.3%
CLO	29,524	—	266	(608)	29,182	15.8%
ABS	24,779	(76)	138	(640)	24,201	13.1%
CMBS	11,158	(60)	75	(432)	10,741	5.8%
RMBS	8,587	(397)	228	(403)	8,015	4.4%
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364	89.6%
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461	1.3%
CLO	6,130	—	18	(113)	6,035	3.3%
ABS	10,899	(1)	21	(288)	10,631	5.8%
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127	10.4%
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	June 30, 2025		December 31, 2024[1]
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Corporate
Financial - Banking	$12,033	5.7%	$9,391	5.1%
Financial - Brokerage/asset managers/exchanges	3,276	1.5%	3,093	1.7%
Financial - Financial companies	10,367	4.9%	7,110	3.9%
Financial - Insurance	9,030	4.3%	7,878	4.3%
Financial - Real estate investment trusts	2,753	1.3%	2,830	1.5%
Financial - Other	5,410	2.6%	5,378	2.9%
Industrial - Basic industry	2,858	1.4%	2,670	1.4%
Industrial - Capital goods	2,581	1.2%	2,626	1.4%
Industrial - Communications	5,539	2.6%	5,180	2.8%
Industrial - Consumer cyclical	5,162	2.5%	5,492	3.0%
Industrial - Consumer non-cyclical	7,386	3.5%	7,658	4.1%
Industrial - Energy	8,398	4.0%	7,750	4.2%
Industrial - Technology	3,004	1.4%	2,721	1.5%
Industrial - Transportation	4,354	2.1%	3,930	2.1%
Industrial - Other	1,248	0.6%	1,170	0.6%
Utility - Electric	11,995	5.7%	9,462	5.1%
Utility - Natural gas	1,455	0.7%	1,416	0.8%
Utility - Other	283	0.1%	291	0.2%
Total corporate	97,132	46.1%	86,046	46.6%
Other government-related securities
US government and agencies	9,023	4.3%	7,151	3.9%
Foreign governments	1,752	0.8%	1,568	0.8%
US state, municipal and political subdivisions	840	0.4%	921	0.5%
Total non-structured securities	108,747	51.6%	95,686	51.8%
Structured securities
CLO	38,926	18.5%	35,217	19.1%
ABS	39,171	18.6%	34,832	18.9%
CMBS	13,500	6.4%	10,741	5.8%
RMBS
Agency	1,185	0.6%	1,032	0.6%
Non-agency	9,137	4.3%	6,983	3.8%
Total structured securities	101,919	48.4%	88,805	48.2%
Total AFS securities, including related parties	$210,666	100.0%	$184,491	100.0%

[1] Prior period amounts have been reclassified to conform with the updated current year presentation.

The fair value of our AFS securities, including related parties, was $210.7 billion and $184.5 billion as of June 30, 2025 and December 31, 2024, respectively. The increase was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, unrealized gains on AFS securities during the six months ended June 30, 2025 of $2.9 billion and unrealized gains related to foreign exchange impacts. The unrealized investment gains were attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025, while the unrealized foreign exchange gains were attributable to the weakening of the US dollar against foreign currencies in 2025.

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

Beginning on January 1, 2025, domestic insurance companies were required to adopt new statutory accounting guidance for the principles-based bond definition. Under the new guidance, certain debt securities, which were formerly treated as bonds, will now be accounted for as non-bond debt securities. These non-bond debt securities are required to be filed with and designated by the NAIC. Effective January 1, 2025, our non-bond debt securities that have not received a designation are presented as “Non-designated” within the NAIC rating tables below. “Non-designated” status is not an indication of the quality of the security.

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	June 30, 2025			December 31, 2024
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
NAIC designation
1 A-G	$122,139	$115,479	54.8%	$113,845	$104,887	56.9%
2 A-C	91,938	88,320	41.9%	80,160	74,064	40.1%
Total investment grade	214,077	203,799	96.7%	194,005	178,951	97.0%
3 A-C	3,895	3,653	1.7%	3,535	3,230	1.8%
4 A-C	1,664	1,594	0.8%	1,479	1,378	0.7%
5 A-C	403	368	0.2%	345	293	0.2%
6	880	664	0.3%	883	639	0.3%
Non-designated	661	588	0.3%	—	—	—%
Total below investment grade	7,503	6,867	3.3%	6,242	5,540	3.0%
Total AFS securities, including related parties	$221,580	$210,666	100.0%	$200,247	$184,491	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our AFS portfolio, 96.7% and 97.0% as of June 30, 2025 and December 31, 2024, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NRSRO rating agency designation
AAA/AA/A	$106,242	50.4%	$96,095	52.2%
BBB	85,035	40.4%	70,150	38.0%
Non-rated[1]	11,250	5.3%	11,300	6.1%
Total investment grade	202,527	96.1%	177,545	96.3%
BB	3,312	1.6%	2,722	1.5%
B	1,380	0.7%	972	0.5%
CCC	1,478	0.7%	1,011	0.5%
CC and lower	605	0.3%	791	0.4%
Non-rated[1]	1,364	0.6%	1,450	0.8%
Total below investment grade	8,139	3.9%	6,946	3.7%
Total AFS securities, including related parties	$210,666	100.0%	$184,491	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.9% and 3.7%, as of June 30, 2025 and December 31, 2024, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of June 30, 2025 and December 31, 2024, non-rated securities were comprised 65% and 64%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 28% and 23%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of each of June 30, 2025 and December 31, 2024, 89% of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $39.2 billion and $34.8 billion as of June 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$24,544	62.7%	$24,672	70.9%
2 A-C	13,505	34.5%	9,336	26.8%
Total investment grade	38,049	97.2%	34,008	97.7%
3 A-C	450	1.2%	658	1.9%
4 A-C	56	0.1%	109	0.3%
5 A-C	10	—%	12	—%
6	18	—%	45	0.1%
Non-designated	588	1.5%	—	—%
Total below investment grade	1,122	2.8%	824	2.3%
Total AFS ABS, including related parties	$39,171	100.0%	$34,832	100.0%

NRSRO rating agency designation
AAA/AA/A	$24,327	62.1%	$24,532	70.5%
BBB	14,221	36.3%	9,443	27.1%
Non-rated[1]	60	0.2%	64	0.2%
Total investment grade	38,608	98.6%	34,039	97.8%
BB	460	1.2%	641	1.8%
B	45	0.1%	95	0.3%
CCC	10	—%	12	—%
CC and lower	14	—%	13	—%
Non-rated[1]	34	0.1%	32	0.1%
Total below investment grade	563	1.4%	793	2.2%
Total AFS ABS, including related parties	$39,171	100.0%	$34,832	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2025 and December 31, 2024, a substantial majority of our AFS ABS portfolio, 97.2% and 97.7%, respectively, was invested in assets considered to be investment grade based upon the application of the NAIC’s methodology, while 98.6% and 97.8% of securities as of June 30, 2025 and December 31, 2024, respectively, were considered investment grade based upon NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, unrealized gains related to foreign exchange impacts and unrealized gains on ABS securities during the six months ended June 30, 2025. The unrealized foreign exchange gains were attributable to the weakening of the US dollar against foreign currencies in 2025, while the unrealized investment gains were attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $38.9 billion and $35.2 billion as of June 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$26,766	68.8%	$23,948	68.0%
2 A-C	12,038	30.9%	11,130	31.6%
Total investment grade	38,804	99.7%	35,078	99.6%
3 A-C	100	0.2%	118	0.3%
4 A-C	22	0.1%	21	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Non-designated	—	—%	—	—%
Total below investment grade	122	0.3%	139	0.4%
Total AFS CLO, including related parties	$38,926	100.0%	$35,217	100.0%

NRSRO rating agency designation
AAA/AA/A	$26,766	68.8%	$23,956	68.0%
BBB	12,038	30.9%	11,122	31.6%
Non-rated[1]	—	—%	—	—%
Total investment grade	38,804	99.7%	35,078	99.6%
BB	100	0.2%	118	0.3%
B	22	0.1%	21	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	122	0.3%	139	0.4%
Total AFS CLO, including related parties	$38,926	100.0%	$35,217	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2025 and December 31, 2024, 99.7% and 99.6%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our CLO portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, as well as unrealized gains attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $13.5 billion and $10.7 billion as of June 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$11,942	88.4%	$9,300	86.6%
2 A-C	1,040	7.7%	913	8.5%
Total investment grade	12,982	96.1%	10,213	95.1%
3 A-C	226	1.7%	241	2.2%
4 A-C	94	0.7%	95	0.9%
5 A-C	144	1.1%	156	1.5%
6	54	0.4%	36	0.3%
Non-designated	—	—%	—	—%
Total below investment grade	518	3.9%	528	4.9%
Total AFS CMBS	$13,500	100.0%	$10,741	100.0%

NRSRO rating agency designation
AAA/AA/A	$11,046	81.8%	$8,448	78.6%
BBB	1,388	10.3%	1,075	10.0%
Non-rated[1]	311	2.3%	544	5.1%
Total investment grade	12,745	94.4%	10,067	93.7%
BB	308	2.3%	336	3.1%
B	201	1.5%	115	1.1%
CCC	191	1.4%	135	1.3%
CC and lower	55	0.4%	48	0.4%
Non-rated[1]	—	—%	40	0.4%
Total below investment grade	755	5.6%	674	6.3%
Total AFS CMBS	$13,500	100.0%	$10,741	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2025 and December 31, 2024, 96.1% and 95.1%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 94.4% and 93.7% of securities as of June 30, 2025 and December 31, 2024, respectively, were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $10.3 billion and $8.0 billion as of June 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$8,878	86.0%	$6,715	83.8%
2 A-C	872	8.5%	691	8.6%
Total investment grade	9,750	94.5%	7,406	92.4%
3 A-C	232	2.2%	259	3.3%
4 A-C	170	1.6%	186	2.3%
5 A-C	83	0.8%	82	1.0%
6	87	0.9%	82	1.0%
Non-designated	—	—%	—	—%
Total below investment grade	572	5.5%	609	7.6%
Total AFS RMBS	$10,322	100.0%	$8,015	100.0%

NRSRO rating agency designation
AAA/AA/A	$3,895	37.7%	$2,518	31.4%
BBB	1,132	11.0%	945	11.8%
Non-rated[1]	3,173	30.7%	2,523	31.5%
Total investment grade	8,200	79.4%	5,986	74.7%
BB	43	0.4%	46	0.6%
B	127	1.2%	129	1.6%
CCC	1,154	11.2%	827	10.3%
CC and lower	491	4.8%	679	8.5%
Non-rated[1]	307	3.0%	348	4.3%
Total below investment grade	2,122	20.6%	2,029	25.3%
Total AFS RMBS	$10,322	100.0%	$8,015	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 94.5% and 92.4% as of June 30, 2025 and December 31, 2024, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 79.4% and 74.7% of our RMBS portfolio as investment grade as of June 30, 2025 and December 31, 2024, respectively. The increase in our RMBS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of June 30, 2025, our AFS securities, including related parties, had a fair value of $210.7 billion, which was 4.9% below amortized cost of $221.6 billion. As of December 31, 2024, our AFS securities, including related parties, had a fair value of $184.5 billion, which was 7.9% below amortized cost of $200.2 billion. Our fair value of AFS securities as of both June 30, 2025 and December 31, 2024 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses, including any unrealized foreign exchange impacts, on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	June 30, 2025
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$61,731	$(7,723)	$54,008	87.5%	$115,479	(6.7)%
2 A-C	43,817	(5,078)	38,739	88.4%	88,320	(5.7)%
Total investment grade	105,548	(12,801)	92,747	87.9%	203,799	(6.3)%
3 A-C	1,868	(241)	1,627	87.1%	3,653	(6.6)%
4 A-C	799	(52)	747	93.5%	1,594	(3.3)%
5 A-C	288	(16)	272	94.4%	368	(4.3)%
6	291	(43)	248	85.2%	664	(6.5)%
Non-designated	656	(80)	576	87.8%	588	(13.6)%
Total below investment grade	3,902	(432)	3,470	88.9%	6,867	(6.3)%
Total	$109,450	$(13,233)	$96,217	87.9%	$210,666	(6.3)%

	December 31, 2024
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$67,663	$(8,693)	$58,970	87.2%	$104,887	(8.3)%
2 A-C	48,729	(6,292)	42,437	87.1%	74,064	(8.5)%
Total investment grade	116,392	(14,985)	101,407	87.1%	178,951	(8.4)%
3 A-C	2,280	(240)	2,040	89.5%	3,230	(7.4)%
4 A-C	889	(59)	830	93.4%	1,378	(4.3)%
5 A-C	202	(19)	183	90.6%	293	(6.5)%
6	256	(65)	191	74.6%	639	(10.2)%
Non-designated	—	—	—	—%	—	—%
Total below investment grade	3,627	(383)	3,244	89.4%	5,540	(6.9)%
Total	$120,019	$(15,368)	$104,651	87.2%	$184,491	(8.3)%

The gross unrealized losses on AFS securities, including related parties, were $13.2 billion and $15.4 billion as of June 30, 2025 and December 31, 2024, respectively. The decrease in unrealized losses on AFS securities was primarily attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies of our 2024 Annual Report.

As of June 30, 2025 and December 31, 2024, we held an allowance for credit losses on AFS securities of $761 million and $709 million, respectively. During the six months ended June 30, 2025, we recorded an increase in the allowance for credit losses on AFS securities of $52 million, of which $57 million had an income statement impact and $(5) million related to Purchased Credit Deteriorated (PCD) securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from ABS securities. During the six months ended June 30, 2024, we recorded an increase in the allowance for credit losses on AFS securities of $80 million, of which $79 million had an income statement impact and $1 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from CMBS and corporate securities. The intent-to-sell impairments for the six months ended June 30, 2025 and 2024 were $6 million and $22 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of June 30, 2025 and December 31, 2024, 38% and 40%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	June 30, 2025			December 31, 2024
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
Country
Ireland	$11,926	$12,771	15.8%	$10,918	$10,330	14.1%
Other Europe	20,062	19,342	23.9%	18,190	16,450	22.4%
Total Europe	31,988	32,113	39.7%	29,108	26,780	36.5%
Non-US North America	40,950	40,306	49.8%	40,260	39,343	53.7%
Australia & New Zealand	3,279	2,990	3.7%	3,207	2,825	3.9%
Asia/Pacific	3,161	2,790	3.5%	2,212	1,821	2.5%
Central & South America	1,789	1,627	2.0%	1,680	1,467	2.0%
Africa & Middle East	1,373	1,054	1.3%	1,384	1,050	1.4%
Total	$82,540	$80,880	100.0%	$77,851	$73,286	100.0%

Approximately 97.5% and 98.1% of these securities are investment grade by NAIC designation as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, 9% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 29% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $7.7 billion and $4.5 billion as of June 30, 2025 and December 31, 2024, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The increase in trading securities was primarily driven by the deployment of strong gross organic inflows in excess of gross liability outflows, the purchases of trading securities primarily within two consolidated VIEs, AAA and Apollo Asset-Backed Finance Lending Company, L.P, due to increased funding, as well as unrealized gains on the underlying assets attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,559	17.9%	$11,746	17.5%
Industrial	7,849	9.7%	6,793	10.1%
Office building	4,217	5.2%	4,162	6.2%
Hotels	2,864	3.5%	2,786	4.1%
Retail	2,422	3.0%	2,269	3.4%
Other commercial	5,356	6.6%	4,676	7.0%
Total commercial mortgage loans	37,267	45.9%	32,432	48.3%
Residential loans	43,841	54.1%	34,683	51.7%
Total mortgage loans, including related parties and consolidated VIEs	$81,108	100.0%	$67,115	100.0%

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $81.1 billion and $67.1 billion as of June 30, 2025 and December 31, 2024, respectively. This included $838 million and $903 million of mezzanine mortgage loans as of June 30, 2025 and December 31, 2024, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CML) on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our residential mortgage loan (RML) portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2025 and December 31, 2024, we had $782 million and $878 million, respectively, of mortgage loans that were 90 days past due, of which $272 million and $251 million, respectively, were in the process of foreclosure. As of June 30, 2025 and December 31, 2024, $63 million and $82 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

Investment Funds

Our investment fund portfolio strategy primarily focuses on core holdings of origination and retirement services platforms, equity and credit, and other funds. Origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, impact investing, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, and in certain cases, these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$102	0.5%	$107	0.5%
Investment funds – related parties
Origination platforms	31	0.2%	29	0.2%
Retirement services platforms	1,492	6.9%	1,317	6.7%
Equity	218	1.0%	244	1.2%
Credit	314	1.5%	253	1.3%
Other	7	—%	10	0.1%
Total investment funds – related parties	2,062	9.6%	1,853	9.5%
Investment funds owned by consolidated VIEs
Origination platforms	7,536	35.0%	6,347	32.2%
Equity	7,383	34.3%	7,702	39.0%
Credit	3,735	17.4%	3,062	15.5%
Other	694	3.2%	654	3.3%
Total investment funds owned by consolidated VIEs	19,348	89.9%	17,765	90.0%
Total investment funds, including related parties and consolidated VIEs	$21,512	100.0%	$19,725	100.0%

Overall, total investment funds, including related parties and consolidated VIEs, were $21.5 billion and $19.7 billion, as of June 30, 2025 and December 31, 2024, respectively. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025, partially offset by the deconsolidation of a VIE.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, The Lincoln National Life Company and Jackson. As of June 30, 2025, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A+ or better (based on a S&P scale).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Fixed maturity securities
Corporate	$11,240	52.1%	$12,452	52.1%
ABS	2,125	9.8%	2,404	10.0%
CLO	1,078	5.0%	1,343	5.6%
CMBS	587	2.7%	656	2.7%
RMBS	388	1.8%	467	2.0%
Foreign governments	283	1.3%	294	1.2%
US state, municipal and political subdivisions	150	0.7%	162	0.7%
Mortgage loans	3,985	18.5%	4,282	17.9%
Investment funds	945	4.4%	900	3.8%
Equity securities	228	1.1%	255	1.1%
Short-term investments	42	0.2%	209	0.9%
Derivative assets	28	0.1%	130	0.5%
Cash and cash equivalents	505	2.3%	517	2.1%
Other assets and liabilities	4	—%	(155)	(0.6)%
Total funds withheld at interest, including related parties	$21,588	100.0%	$23,916	100.0%

As of June 30, 2025 and December 31, 2024, we held $21.6 billion and $23.9 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 95.8% and 95.4% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2025 and December 31, 2024, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, partially offset by unrealized gains during the six months ended June 30, 2025 attributable to a decrease in US Treasury rates, partially offset by credit spread widening in 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$92,073	33.5%	$86,051	34.6%
CLO	29,303	10.6%	27,698	11.2%
Credit	121,376	44.1%	113,749	45.8%
CML	30,955	11.2%	28,055	11.3%
RML	34,263	12.5%	27,848	11.2%
RMBS	8,879	3.2%	7,635	3.1%
CMBS	10,007	3.6%	8,243	3.3%
Real estate	84,104	30.5%	71,781	28.9%
ABS	30,397	11.0%	28,670	11.5%
Alternative investments	12,817	4.7%	12,000	4.8%
State, municipal, political subdivisions and foreign government	3,217	1.2%	3,237	1.3%
Equity securities	2,183	0.8%	2,201	0.9%
Short-term investments	224	0.1%	1,015	0.4%
US government and agencies	7,105	2.6%	5,531	2.2%
Other investments	55,943	20.4%	52,654	21.1%
Cash and cash equivalents	9,265	3.4%	6,794	2.7%
Other	4,352	1.6%	3,665	1.5%
Net invested assets	$275,040	100.0%	$248,643	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $275.0 billion and $248.6 billion as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, corporate securities included $26.1 billion of private placements, which represented 9.5% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $36.0 billion in excess of net liability outflows of $12.8 billion, the reinvestment of earnings, the issuance of $1.6 billion of long-term debt during the second quarter of 2025 and favorable alternative investment performance. These impacts were partially offset by a decrease in short-term repurchase agreements outstanding as of June 30, 2025, cash paid to redeem our Series C preferred stock and the payment of common and preferred stock dividends.

In managing our business, we utilize net invested assets as presented in the above table. Net invested assets do not correspond to total investments, including related parties, on our condensed consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Net invested assets represent the investments that directly back our net reserve liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for assumed and ceded reinsurance transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also adjust for VIEs to show the net investment in the funds, which are included in the alternative investments line above, as well as adjusting for the allowance for credit losses. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but exclude the proportionate share of investments associated with the noncontrolling interests.

Net invested assets is utilized by management to evaluate our investment portfolio. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity and ALM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value	Percentage of Total	Net Invested Asset Value	Percentage of Total
Origination platforms
Wheels	$711	5.5%	$581	4.8%
Redding Ridge	629	4.9%	581	4.8%
MidCap Financial	582	4.5%	544	4.5%
Aqua Finance	368	2.9%	309	2.6%
Skylign	308	2.4%	300	2.5%
Apterra	408	3.2%	221	1.9%
Foundation Home Loans	189	1.5%	184	1.5%
Other	688	5.4%	555	4.6%
Origination platforms	3,883	30.3%	3,275	27.2%
Apollo and other investments
Real assets	1,769	13.8%	1,691	14.1%
Private equity	1,226	9.6%	1,107	9.2%
Structured equity and other	595	4.6%	522	4.4%
Equity	3,590	28.0%	3,320	27.7%
Credit	1,892	14.8%	1,481	12.4%
Liquid assets and other	690	5.4%	851	7.1%
Apollo and other investments	6,172	48.2%	5,652	47.2%
Total AAA	10,055	78.5%	8,927	74.4%
Retirement services
Athora	1,122	8.8%	1,125	9.4%
Venerable	309	2.4%	273	2.3%
Retirement services	1,431	11.2%	1,398	11.7%
Apollo and other investments
Equity	948	7.4%	1,120	9.3%
Credit	365	2.8%	531	4.4%
Other	18	0.1%	24	0.2%
Apollo and other investments	1,331	10.3%	1,675	13.9%
Total Non AAA	2,762	21.5%	3,073	25.6%
Net alternative investments	$12,817	100.0%	$12,000	100.0%

Net alternative investments were $12.8 billion and $12.0 billion as of June 30, 2025 and December 31, 2024, respectively, representing 4.7% and 4.8% of our net invested asset portfolio as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we held approximately 78% of our net alternative investments through AAA and had a gross ownership percentage in AAA of approximately 60%. The increase in net alternative investments was primarily driven by the deployment of a cash contribution into AAA and favorable alternative investment performance, primarily within origination platforms.

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

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Athora is our largest alternative investment.

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

Our alternative investment in Athora had a carrying value of $1.1 billion as of each of June 30, 2025 and December 31, 2024. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 1.46% and 2.30% for the three months ended June 30, 2025 and 2024, respectively, and (0.65)% and 2.93% for the six months ended June 30, 2025 and 2024, respectively. Alternative investment income from Athora was $5 million and $7 million for the three months ended June 30, 2025 and 2024, respectively, and $(2) million and $17 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in alternative investment income compared to 2024 was primarily driven by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Non-GAAP Measure Reconciliations

The reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Net income available to Athene Holding Ltd. common stockholder	$503	$583	$923	$1,730
Less: Preferred stock redemption	84	—	84	—
Add: Preferred stock dividends	45	46	90	91
Add: Net income attributable to noncontrolling interests	222	237	516	520
Net income	686	866	1,445	2,341
Income tax expense (benefit)	(34)	161	141	468
Income before income taxes	652	1,027	1,586	2,809
Investment gains (losses), net of offsets	(509)	(124)	(358)	(146)
Non-operating change in insurance liabilities and related derivatives	149	203	(218)	876
Integration, restructuring and other non-operating expenses	(32)	(31)	(62)	(61)
Stock compensation expense	(11)	(11)	(22)	(24)
Preferred stock dividends	45	46	90	91
Noncontrolling interests – pre-tax income and VIE adjustments	190	232	532	545
Less: Total adjustments to income before income taxes	(168)	315	(38)	1,281
Spread related earnings	$820	$712	$1,624	$1,528

The reconciliation of total AHL stockholders’ equity to total adjusted AHL common stockholder’s equity is as follows:

(In millions)	June 30, 2025	December 31, 2024
Total AHL stockholders’ equity	$18,148	$16,360
Less: Preferred stock	2,470	3,154
Total AHL common stockholder’s equity	15,678	13,206
Less: Accumulated other comprehensive loss	(3,688)	(5,465)
Less: Accumulated change in fair value of reinsurance assets	(1,385)	(1,591)
Less: Accumulated change in fair value of mortgage loan assets	(1,461)	(2,051)
Total adjusted AHL common stockholder’s equity	$22,212	$22,313

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	June 30, 2025	December 31, 2024
Total debt	$7,864	$6,309
Add: 50% of preferred stock	1,235	1,577
Less: 50% of subordinated debt	888	588
Less: Adjustment to arrive at notional	183	134
Adjusted leverage	$8,028	$7,164

Total debt	$7,864	$6,309
Total AHL stockholders’ equity	18,148	16,360
Total capitalization	26,012	22,669
Less: Accumulated other comprehensive loss	(3,688)	(5,465)
Less: Accumulated change in fair value of reinsurance assets	(1,385)	(1,591)
Less: Accumulated change in fair value of mortgage loan assets	(1,461)	(2,051)
Less: Adjustment to arrive at notional	276	134
Total adjusted capitalization	$32,270	$31,642

Leverage ratio	39.7%	41.7%
Accumulated other comprehensive loss	(4.4)%	(7.1)%
Accumulated change in fair value of reinsurance assets	(1.7)%	(2.1)%
Accumulated change in fair value of mortgage loan assets	(1.7)%	(2.7)%
Adjustment to exclude 50% of preferred stock	(3.8)%	(5.0)%
Adjustment to exclude 50% of subordinated debt	(2.8)%	(1.9)%
Adjustment to arrive at notional	(0.4)%	(0.3)%
Adjusted leverage ratio	24.9%	22.6%

Note: The current period adjusted leverage ratio was updated to include preferred stock at notional rather than fair value within the calculation to align with the treatment of debt. The impact to previous period ratios was de minimis. Therefore, historical ratios were not adjusted.

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$4,429	6.59%	$3,509	6.10%	$8,420	6.43%	$6,801	6.02%
Change in fair value of reinsurance assets	(65)	(0.10)%	(37)	(0.06)%	(128)	(0.10)%	(47)	(0.04)%
VIE earnings and noncontrolling interests	382	0.57%	257	0.45%	816	0.62%	568	0.50%
Forward points adjustment on FX derivative hedges	26	0.04%	32	0.05%	50	0.04%	83	0.08%
Held-for-trading amortization	(40)	(0.06)%	(8)	(0.01)%	(69)	(0.05)%	(43)	(0.04)%
Reinsurance impacts	(39)	(0.06)%	(55)	(0.10)%	(79)	(0.06)%	(119)	(0.11)%
ACRA noncontrolling interests	(1,159)	(1.72)%	(921)	(1.60)%	(2,233)	(1.70)%	(1,789)	(1.58)%
Other	(35)	(0.05)%	26	0.04%	(47)	(0.04)%	70	0.06%
Total adjustments to arrive at net investment earnings/earned rate	(930)	(1.38)%	(706)	(1.23)%	(1,690)	(1.29)%	(1,277)	(1.13)%
Total net investment earnings/earned rate	$3,499	5.21%	$2,803	4.87%	$6,730	5.14%	$5,524	4.89%

Average net invested assets	$268,703		$230,156		$262,017		$225,913

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$4,707	7.01%	$3,637	6.32%	$7,959	6.08%	$7,576	6.71%
Premiums	(107)	(0.16)%	(673)	(1.17)%	(234)	(0.18)%	(774)	(0.69)%
Product charges	(274)	(0.41)%	(251)	(0.44)%	(539)	(0.41)%	(489)	(0.43)%
Other revenues	(6)	(0.01)%	(3)	(0.01)%	(10)	(0.01)%	(5)	—%
FIA option costs	449	0.67%	402	0.70%	879	0.67%	794	0.70%
Reinsurance impacts	(27)	(0.04)%	(31)	(0.05)%	(57)	(0.05)%	(73)	(0.06)%
Non-operating change in insurance liabilities and embedded derivatives	(1,045)	(1.56)%	(374)	(0.65)%	(1,092)	(0.83)%	(1,713)	(1.52)%
Policy and other operating expenses, excluding policy acquisition expenses	(441)	(0.65)%	(393)	(0.68)%	(881)	(0.67)%	(734)	(0.65)%
Forward points adjustment on FX derivative hedges	74	0.11%	70	0.12%	126	0.10%	140	0.12%
AmerUs Closed Block fair value liability	(6)	(0.01)%	13	0.02%	(24)	(0.02)%	28	0.02%
ACRA noncontrolling interests	(927)	(1.38)%	(577)	(1.00)%	(1,583)	(1.21)%	(1,269)	(1.12)%
Other	73	0.11%	60	0.11%	136	0.10%	122	0.11%
Total adjustments to arrive at cost of funds	(2,237)	(3.33)%	(1,757)	(3.05)%	(3,279)	(2.51)%	(3,973)	(3.52)%
Total cost of funds	$2,470	3.68%	$1,880	3.27%	$4,680	3.57%	$3,603	3.19%

Average net invested assets	$268,703		$230,156		$262,017		$225,913

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
US GAAP policy and other operating expenses	$571	$507	$1,136	$966
Interest expense	(178)	(129)	(345)	(231)
Policy acquisition expenses, net of deferrals	(130)	(114)	(255)	(232)
Integration, restructuring and other non-operating expenses	(31)	(31)	(61)	(61)
Stock compensation expenses	(11)	(11)	(22)	(24)
ACRA noncontrolling interests	(97)	(95)	(197)	(165)
Other	(15)	(11)	(31)	(21)
Total adjustments to arrive at other operating expenses	(462)	(391)	(911)	(734)
Other operating expenses	$109	$116	$225	$232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	June 30, 2025	December 31, 2024
Total investments, including related parties	$329,976	$291,491
Derivative assets	(6,901)	(8,154)
Cash and cash equivalents (including restricted cash)	12,049	13,676
Accrued investment income	3,176	2,816
Net receivable (payable) for collateral on derivatives	(1,682)	(4,602)
Reinsurance impacts	(5,226)	(4,435)
VIE and VOE assets, liabilities and noncontrolling interests	18,066	17,289
Unrealized (gains) losses	12,202	18,320
Ceded policy loans	(162)	(167)
Net investment receivables (payables)	(49)	97
Allowance for credit losses	774	720
Other investments	(428)	(87)
Total adjustments to arrive at gross invested assets	31,819	35,473
Gross invested assets	361,795	326,964
ACRA noncontrolling interests	(86,755)	(78,321)
Net invested assets	$275,040	$248,643

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	June 30, 2025	December 31, 2024
Investment funds, including related parties and consolidated VIEs	$21,512	$19,725
Certain equity securities included in trading securities	(265)	34
Investment funds within funds withheld at interest	917	900
Net assets of the VIE, excluding investment funds	(5,434)	(4,850)
Unrealized (gains) losses	(49)	92
ACRA noncontrolling interests	(3,459)	(3,731)
Investment in ADIP	(236)	—
Other assets	(169)	(170)
Total adjustments to arrive at net alternative investments	(8,695)	(7,725)
Net alternative investments	$12,817	$12,000

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	June 30, 2025	December 31, 2024
Total liabilities	$376,105	$337,469
Debt	(7,864)	(6,309)
Derivative liabilities	(4,889)	(3,556)
Payables for collateral on derivatives and short-term securities to repurchase	(4,513)	(8,988)
Other liabilities	(8,008)	(6,546)
Liabilities of consolidated VIEs	(1,760)	(1,640)
Reinsurance impacts	(12,251)	(11,861)
Ceded policy loans	(162)	(167)
Market risk benefit asset	(277)	(312)
ACRA noncontrolling interests	(81,809)	(72,164)
Total adjustments to arrive at net reserve liabilities	(121,533)	(111,543)
Net reserve liabilities	$254,572	$225,926

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of June 30, 2025 was $130.8 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of June 30, 2025 was $10.1 billion. Although our investment portfolio does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may seek to raise or hold additional cash and liquid assets to manage our liquidity risk and to take advantage of market dislocations as they arise.

We have access to additional liquidity through our credit facility and liquidity facility. The credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the credit facility. The credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of June 30, 2025. We entered into a new liquidity facility on June 27, 2025, which replaced our previous agreement dated as of June 28, 2024. The liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The liquidity facility has a commitment termination date of June 26, 2026, subject to additional 364-day extensions, and was undrawn as of June 30, 2025. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of June 30, 2025 and December 31, 2024, approximately 84% and 82%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2025 and December 31, 2024, approximately 68% and 66%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of June 30, 2025, approximately 36% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 52% were subject to penalty upon surrender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of June 30, 2025 and December 31, 2024, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2025 and December 31, 2024, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $21.0 billion and $15.6 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2025, our total maximum borrowing capacity under the FHLB facilities was limited to $58.6 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2025, we had the ability to draw up to an estimated $25.4 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

We engage in repurchase transactions whereby we sell fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. We require that, at all times during the term of the repurchase agreements, we maintain sufficient cash or other liquid assets to allow us to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets. As per the terms of the repurchase agreements, we monitor the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of June 30, 2025 and December 31, 2024, the payables for repurchase agreements were $3.5 billion and $5.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.7 billion and $5.9 billion, respectively. As of June 30, 2025, payables for repurchase agreements, based on original issuance, were comprised of $790 million of short-term and $2.7 billion of long-term repurchase agreements. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of June 30, 2025, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of June 30, 2025, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2025	2024
Net income	$1,445	$2,341
Non-cash revenues and expenses	37	(1,631)
Net cash provided by operating activities	1,482	710
Sales, maturities and repayments of investments	37,207	24,752
Purchases of investments	(73,825)	(55,010)
Other investing activities	(243)	(744)
Net cash used in investing activities	(36,861)	(31,002)
Inflows on investment-type policies and contracts	45,973	37,102
Withdrawals on investment-type policies and contracts	(9,604)	(11,636)
Other financing activities	(3,022)	4,603
Net cash provided by financing activities	33,347	30,069
Effect of exchange rate changes on cash and cash equivalents	13	(2)
Net decrease in cash and cash equivalents	$(2,019)	$(225)

Note: Cash and cash equivalents includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $1.5 billion and $710 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2025 compared to 2024 was primarily driven by an increase in net investment income, partially offset by an increase in cash paid for interest on funding agreements, policy acquisition expenses and other operating expenses.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $36.9 billion and $31.0 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used in investing activities for the six months ended June 30, 2025 compared to 2024 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from strong organic growth compared to 2024, partially offset by an increase in the sales, maturities and repayments of investments, a decrease in cash collateral posted by us for derivative transactions, an increase in cash received for settlements of derivatives and an increase in net investment payables.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $33.3 billion and $30.1 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2025 compared to 2024 was primarily attributable to higher cash received from funding agreement and deferred annuity inflows, net of cash outflows, a capital contribution from AGM and cash received related to the issuance of additional long-term repurchase agreements in 2025 compared to cash used for the repayment of a long-term repurchase agreement in 2024. These increases were partially offset by a decrease in cash collateral posted by counterparties for derivative transactions, an increase in cash used for the repayment of outstanding short-term repurchase agreements in 2025, a decrease in net capital contributions from noncontrolling interests in 2025 and cash paid for the redemption of our Series C preferred stock in 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of June 30, 2025:

	Payments Due by Period
(In millions)	2025	2026-2027	2028-2029	2030 and thereafter	Total
Interest sensitive contract liabilities	$16,500	$65,310	$86,632	$123,796	$292,238
Future policy benefits	1,569	5,938	5,397	36,496	49,400
Market risk benefits	—	—	—	6,651	6,651
Other policy claims and benefits	108	—	—	—	108
Dividends payable to policyholders	4	16	13	56	89
Debt[1]	220	879	1,818	14,575	17,492
Securities to repurchase[2]	872	1,822	492	797	3,983
Total	$19,273	$73,965	$94,352	$182,371	$369,961

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2025 interest rate.

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

We declared common stock cash dividends of $187 million on May 12, 2025, payable to the holder of AHL’s common stock with a record date of June 13, 2025 and payment date of June 16, 2025. We have paid $375 million in common stock cash dividends for the six months ended June 30, 2025.

We declared and paid common stock cash dividends of $187 million and $374 million for the three months ended June 30, 2024 and the six months ended June 30, 2024, respectively.

Dividends from Insurance Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred and common stock dividend payments and strategic transactions, such as acquisitions. The primary sources of AHL’s cash flow are dividends from its subsidiaries, capital market issuances and inter-company borrowings, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion credit facility, drawing on our undrawn $2.6 billion liquidity facility or by pursuing future issuances of debt or preferred stock to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our credit facility contains various standard covenants with which we must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates, ratios and terms are as defined in the credit facility. Our liquidity facility also contains various standard covenants with which we must comply, including maintaining an AARe minimum consolidated net worth of no less than $23.2 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the liquidity facility.

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preferred stock, depositary shares, warrants and units.

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of June 30, 2025 (in millions, except percentages):

Issuance	Issue Date	Maturity Date	Interest Rate	Principal Balance
2028 Senior Notes	January 12, 2018	January 12, 2028	4.125%	$1,000
2030 Senior Notes	April 3, 2020	April 3, 2030	6.150%	$500
2031 Senior Notes	October 8, 2020	January 15, 2031	3.500%	$500
2051 Senior Notes	May 25, 2021	May 25, 2051	3.950%	$500
2052 Senior Notes	December 13, 2021	May 15, 2052	3.450%	$500
2033 Senior Notes	November 21, 2022	February 1, 2033	6.650%	$400
2034 Senior Notes	December 12, 2023	January 15, 2034	5.875%	$600
2064 Subordinated Notes	March 7, 2024	March 30, 2064	7.250%[1]	$575
2054 Senior Notes	March 22, 2024	April 1, 2054	6.250%	$1,000
2054 Subordinated Notes	October 10, 2024	October 15, 2054	6.625%[2]	$600
2055 Senior Notes	May 19, 2025	May 19, 2055	6.625%	$1,000
2055 Subordinated Notes	June 27, 2025	June 28, 2055	6.875%[3]	$600
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

[3] The 2055 Subordinated Notes bear interest at an annual fixed rate of 6.875% until June 28, 2035. On June 28, 2035, and every fifth annual anniversary thereafter, the interest rate resets to the five-year US Treasury rate (as defined in the applicable prospectus supplement) plus 2.582%.

See Note 8 – Debt to the condensed consolidated financial statements and Note 11 – Debt to the consolidated financial statements in our 2024 Annual Report for further information on debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of June 30, 2025 (in millions, except share, per share data and percentages):

Issuance	Fixed/Floating	Rate	Issue Date	Optional Redemption Date[1]	Shares Issued	Par Value Per Share	Liquidation Value Per Share	Aggregate Net Proceeds
Series A	Fixed-to-Floating Rate	6.350%	June 10, 2019	June 30, 2029	34,500	$1.00	$25,000	$839
Series B	Fixed-Rate	5.625%	September 19, 2019	September 30, 2024	13,800	$1.00	$25,000	$333
Series D	Fixed-Rate	4.875%	December 18, 2020	December 30, 2025	23,000	$1.00	$25,000	$557
Series E	Fixed-Rate Reset	7.750%	December 12, 2022	Variable[2]	20,000	$1.00	$25,000	$487

1 We may redeem preferred stock anytime on or after the dates set forth in this column, subject to the terms of the applicable certificate of designations.
2 We may redeem during a period from and including December 30 of each year in which there is a Reset Date to and including such Reset Date. Reset Date means December 30, 2027 and each date falling on the fifth anniversary of the preceding Reset Date.

On June 30, 2025, we redeemed in whole our outstanding 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C for $600 million.

See Note 12 – Equity to the consolidated financial statements in our 2024 Annual Report for further information on preferred stock.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of June 30, 2025.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of June 30, 2025 and December 31, 2024, the revolving note payable had an outstanding balance of $2.2 billion and $1.6 billion, respectively.

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

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $17.0 billion and $14.6 billion as of December 31, 2024 and 2023, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency and maintain minimum economic balance sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. For the Bermuda group, which includes the capital and surplus of AARe and all of its subsidiaries, including Athene Annuity and Life Company and its subsidiaries, the final EBS capital and surplus and Bermuda Solvency Capital Requirement (BSCR) ratio as of December 31, 2024 were $28.9 billion and 243%, respectively. EBS capital and surplus and the BSCR ratio as of December 31, 2023 were $26.6 billion and 291%, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2024 and 2023, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2024 and 2023, our Bermuda RBC ratio was 450% and 400%, respectively. The Bermuda RBC ratio is calculated using Bermuda capital and applying NAIC RBC factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC ratio. The statutory capital and surplus and RBC of our Bermuda insurance companies presented herein exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT. We are currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of our Bermuda insurance companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Descriptions of certain legal proceedings affecting us, if any, are included in Note 12 – Commitments and Contingencies to the consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in Part I–Item 1A. Risk Factors of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

Amendments to Certificate of Incorporation

On August 5, 2025, a Certificate of Amendment (the Certificate of Amendment) to AHL’s Certificate of Incorporation was filed for the purpose of effecting: (i) a reverse stock split of AHL’s issued and outstanding shares of common stock, par value $0.001 per share (Common Stock), at a ratio of 1-for-1,000 (the Reverse Stock Split), and (ii) a reduction in the number of authorized shares of Common Stock from 360,000,000 to 250,000 and of AHL’s preferred stock, $1.00 par value per share (Preferred Stock), from 40,000,000 to 200,000 (Authorized Share Reduction). The Certificate of Amendment was effective as of 4:54 p.m., Eastern Time, on August 5, 2025 (the Effective Time).

As of the Effective Time, every one thousand (1,000) shares of Common Stock issued and outstanding immediately prior to the Effective Time was automatically reclassified and combined into one (1) share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of Common Stock are instead entitled to a cash payment equal to the fraction multiplied by the fair value per share of the Common Stock, as determined by AHL’s Board of Directors or Chief Financial Officer. The par value of the Common Stock remains unchanged as a result of the Reverse Stock Split. Following the Reverse Stock Split, all of AHL’s issued and outstanding shares of Common Stock continue to be owned by Apollo Global Management, Inc. The Reverse Stock Split does not have any impact on the holders of Preferred Stock or the depositary shares representing a 1/1000th interest in a share of Preferred Stock. The Reverse Stock Split and Authorized Share Reduction were effected to enhance operational efficiencies and streamline our capital structure.

The foregoing description of the Certificate of Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Certificate of Amendment, a copy of which is filed with this report as Exhibit 3.4 and incorporated herein by reference.

Amendments to Bylaws

On August 5, 2025, AHL’s Board of Directors (Board) approved a restructuring of its governance framework to eliminate the Conflicts Committee and to delegate the responsibilities previously assigned to that committee to the Board’s Audit Committee (the Conflicts Committee Restructuring). In connection with the Conflicts Committee Restructuring, the Board also approved Amended and Restated Bylaws (the Bylaws) to reflect these changes, including the removal of all references to the Conflicts Committee, and the delegation of responsibility for reviewing certain conflicts of interest involving us, on the one hand, and members of the Apollo Group (as defined in our Related Party Transactions Policy), on the other hand, to the Audit Committee.

The foregoing description of the Bylaws does not purport to be complete and is subject to and qualified in its entirety to the full text of the Bylaws, a copy of which is filed with this report as Exhibit 3.5 and incorporated herein by reference.

Termination of Cooperation Agreement

We and Athora are parties to that certain Amended and Restated Cooperation Agreement, dated as of May 6, 2025 (Cooperation Agreement). See Note 11 – Related Parties—Other related party transactions—Athora Holding Ltd. (Athora) to the condensed consolidated financial statements for a description of the Cooperation Agreement and our investments in Athora. On August 5, 2025, we and Athora entered into a letter agreement to mutually terminate the Cooperation Agreement effective as of such date (the Termination Agreement).

The foregoing descriptions of the Cooperation Agreement and Termination Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Cooperation Agreement, which was previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 7, 2025, and the full text of the Termination Agreement, a copy of which is filed with this report as Exhibit 10.3, each of which is incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 2, 2024).
3.2	Certificate of Change of Registered Agent and/or Registered Office, dated as of August 26, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 6, 2024).
3.3
Certificate of Elimination of the 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C of Athene Holding Ltd. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on July 1, 2025).

3.4	Certificate of Amendment to the Certificate of Incorporation of Athene Holding Ltd.
3.5	Amended and Restated Bylaws of Athene Holding Ltd.
4.1
Tenth Supplemental Indenture, dated May 19, 2025, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on May 19, 2025).

4.2	Form of 6.625% Senior Notes due 2055 (included in Exhibit 4.1)
4.3
Third Supplemental Indenture, dated June 27, 2025, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 1, 2025).

4.4	Form of 6.875% Junior Subordinated Debentures due 2055 (included in Exhibit 4.3).
10.1
Credit Agreement, dated as of June 27, 2025, among Athene Holding Ltd., Athene Annuity Re Ltd., Athene Life Re Ltd., and Athene Annuity and Life Company as borrowers, the lenders from time to time party hereto, and Wells Fargo Bank, National Association, as administrative agent.

10.2	Guaranty, dated June 27, 2025, among Athene Annuity Re Ltd., as guarantor, and Wells Fargo Bank, National Association, as administrative agent.
10.3	Letter Agreement, dated as of August 5, 2025, by and between Athora Holding Ltd. and Athene Holding Ltd.
31.1	Co-Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Co-Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Co-Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Co-Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 7, 2025	/s/ Louis-Jacques Tanguy
Louis-Jacques Tanguy
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)