Form 10-Q
period 2025-09-30
Athene Holding Ltd.
filed 2025-11-10
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2025, 203,805 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

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

Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include our proportionate share of ACRA alternative investments based on our economic ownership.
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries as reported in the Bermuda statutory financial statements and applying US statutory accounting principles for policyholder reserve liabilities which are subjected to US cash flow testing requirements, excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves. There are certain Bermuda statutory accounting differences, primarily (1) marking to market of inception date investment gains or losses relating to reinsurance transactions and (2) admission of certain deferred tax assets, that may from time to time result in material differences from the calculation of statutory capital under US statutory accounting principles.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC Ratio.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities, as well as surplus assets. Gross invested assets include (a) total investments on the condensed consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and block reinsurance outflows.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities, as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) forward points gains and losses on foreign exchange derivative hedges, (c) amortization of premium/discount on held-for-trading securities, (d) the change in fair value of reinsurance assets, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments), as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
Unlocking	Assumption unlocking is the annual process of revising current assumptions that impact the projection of benefits to align with recent experience. This may result in an immediate impact that may be favorable, resulting in a reduction in reserves or an increase in VOBA, or unfavorable, resulting in an increase in reserves or a decrease in VOBA.
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AAIA, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2025	December 31, 2024
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2025 – $203,087 and 2024 – $180,716; allowance for credit losses: 2025 – $782 and 2024 – $708)	$194,021	$165,364
Trading securities, at fair value	5,352	1,583
Equity securities, at fair value	1,042	1,290
Mortgage loans, at fair value	81,891	63,239
Investment funds	111	107
Policy loans	304	318
Funds withheld at interest (portion at fair value: 2025 – $(2,473) and 2024 – $(3,035))	16,388	18,866
Derivative assets	8,884	8,154
Short-term investments (portion at fair value: 2025 – $22 and 2024 – $255)	187	447
Other investments (portion at fair value: 2025 – $1,823 and 2024 – $1,606)	4,178	2,915
Total investments	312,358	262,283
Cash and cash equivalents	14,183	12,733
Restricted cash	2,767	943
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2025 – $25,024 and 2024 – $19,531; allowance for credit losses: 2025 – $1 and 2024 – $1)	25,054	19,127
Trading securities, at fair value	411	573
Equity securities, at fair value	265	234
Mortgage loans, at fair value	1,375	1,297
Investment funds (portion at fair value: 2025 – $1,306 and 2024 – $1,139)	2,135	1,853
Funds withheld at interest (portion at fair value: 2025 – $(405) and 2024 – $(615))	4,428	5,050
Short-term investments	18	743
Other investments, at fair value	345	331
Accrued investment income (related party: 2025 – $215 and 2024 – $193)	3,735	2,816
Reinsurance recoverable (related party: 2025 – $5,907 and 2024 – $4,309; portion at fair value: 2025 – $1,901 and 2024 – $1,661)	9,948	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,370	7,173
Goodwill	4,072	4,063
Other assets (related party: 2025 – $281 and 2024 – $203)	12,078	11,253
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2025 – $935 and 2024 – $711)	2,897	2,301
Mortgage loans, at fair value (related party: 2025 – $1 and 2024 – $384)	2,080	2,579
Investment funds, at fair value (related party: 2025 – $20,295 and 2024 – $16,986)	20,581	17,765
Other investments (related party: 2025 – $87 and 2024 – $86; portion at fair value: 2025 – $664 and 2024 – $107)	1,506	884
Cash and cash equivalents (restricted cash: 2025 – $17 and 2024 – $10)	1,016	583
Other assets	293	565
Total assets	$429,915	$363,343
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2025	December 31, 2024
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2025 – $5,695 and 2024 – $6,678; portion at fair value: 2025 – $15,076 and 2024 – $11,984)	$309,737	$253,637
Future policy benefits (related party: 2025 – $32 and 2024 – $25; portion at fair value: 2025 – $1,650 and 2024 – $1,640)	49,006	49,902
Market risk benefits (related party: 2025 – $287 and 2024 – $239)	4,835	4,028
Debt	7,856	6,309
Derivative liabilities	4,853	3,556
Payables for collateral on derivatives and securities to repurchase	9,066	11,652
Other liabilities (related party: 2025 – $6,202 and 2024 – $4,707)	9,821	6,745
Liabilities of consolidated variable interest entities (related party: 2025 – $190 and 2024 – $374)	1,700	1,640
Total liabilities	396,874	337,469
Commitments and Contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,187	19,588
Retained earnings	3,710	2,237
Accumulated other comprehensive loss (related party: 2025 – $(100) and 2024 – $(245))	(2,486)	(5,465)
Total Athene Holding Ltd. stockholders’ equity	20,411	16,360
Noncontrolling interests	12,630	9,514
Total equity	33,041	25,874
Total liabilities and equity	$429,915	$363,343
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Revenues
Premiums	$117	$389	$351	$1,163
Product charges	292	267	831	756
Net investment income (related party investment income of $497 and $482 for the three months ended and $1,502 and $1,295 for the nine months ended September 30, 2025 and 2024, respectively; and related party investment expense of $364 and $327 for the three months ended and $1,118 and $920 for the nine months ended September 30, 2025 and 2024, respectively)	4,672	3,777	13,092	10,578
Investment related gains (losses) (related party of $(36) and $144 for the three months ended and $8 and $78 for the nine months ended September 30, 2025 and 2024, respectively)	2,254	1,539	1,421	3,082
Other revenues	6	4	16	9
Revenues of consolidated variable interest entities
Net investment income (related party of $15 and $(5) for the three months ended and $49 and $13 for the nine months ended September 30, 2025 and 2024, respectively)	92	77	249	210
Investment related gains (losses) (related party of $498 and $421 for the three months ended and $1,492 and $1,118 for the nine months ended September 30, 2025 and 2024, respectively)	565	469	1,583	1,109
Total revenues	7,998	6,522	17,543	16,907
Benefits and expenses
Interest sensitive contract benefits (related party of $(74) and $(52) for the three months ended and $(168) and $(44) for the nine months ended September 30, 2025 and 2024, respectively)	4,164	2,599	9,086	7,307
Future policy and other policy benefits (related party of $5 and $5 for the three months ended and $15 and $19 for the nine months ended September 30, 2025 and 2024, respectively; and remeasurement (gains) losses of $52 and $(111) for the three months ended and $(8) and $(104) for the nine months ended September 30, 2025 and 2024, respectively)	613	793	1,681	2,431
Market risk benefits remeasurement (gains) losses (related party of $11 and $12 for the three months ended and $23 and $(3) for the nine months ended September 30, 2025 and 2024, respectively)	131	524	405	354
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	355	244	914	678
Policy and other operating expenses (related party of $67 and $15 for the three months ended and $211 and $16 for the nine months ended September 30, 2025 and 2024, respectively)	591	687	1,727	1,653
Total benefits and expenses	5,854	4,847	13,813	12,423
Income before income taxes	2,144	1,675	3,730	4,484
Income tax expense	266	191	407	659
Net income	1,878	1,484	3,323	3,825
Less: Net income attributable to noncontrolling interests	619	859	1,135	1,379
Net income attributable to Athene Holding Ltd. stockholders	1,259	625	2,188	2,446
Less: Preferred stock dividends	36	45	126	136
Add: Preferred stock redemption	—	—	84	—
Net income available to Athene Holding Ltd. common stockholder	$1,223	$580	$2,146	$2,310

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net income	$1,878	$1,484	$3,323	$3,825
Other comprehensive income, before tax
Unrealized investment gains (losses) on available-for-sale securities	2,059	5,476	4,947	3,760
Unrealized gains (losses) on hedging instruments	67	221	288	229
Remeasurement gains (losses) on future policy benefits related to discount rate	(235)	(2,263)	(808)	(832)
Remeasurement gains (losses) on market risk benefits related to credit risk	(113)	(93)	(132)	(87)
Foreign currency translation and other adjustments	(36)	36	78	15
Other comprehensive income, before tax	1,742	3,377	4,373	3,085
Income tax expense related to other comprehensive income	356	680	889	632
Other comprehensive income	1,386	2,697	3,484	2,453
Comprehensive income	3,264	4,181	6,807	6,278
Less: Comprehensive income attributable to noncontrolling interests	803	1,214	1,640	1,730
Comprehensive income attributable to Athene Holding Ltd. stockholders	$2,461	$2,967	$5,167	$4,548

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at June 30, 2025	$—	$—	$19,161	$2,675	$(3,688)	$18,148	$11,056	$29,204
Net income	—	—	—	1,259	—	1,259	619	1,878
Other comprehensive income	—	—	—	—	1,202	1,202	184	1,386
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(36)	—	(36)	—	(36)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contribution from parent	—	—	15	—	—	15	—	15
Contributions from noncontrolling interests	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	(64)	(64)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	677	677
Balance at September 30, 2025	$—	$—	$19,187	$3,710	$(2,486)	$20,411	$12,630	$33,041

	Three months ended
Balance at June 30, 2024	$—	$—	$19,543	$1,264	$(5,809)	$14,998	$9,334	$24,332
Net income	—	—	—	625	—	625	859	1,484
Other comprehensive income	—	—	—	—	2,342	2,342	355	2,697
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(499)	—	(499)	—	(499)
Contribution from parent	—	—	13	—	—	13	—	13
Contributions from noncontrolling interests	—	—	—	—	—	—	126	126
Distributions to noncontrolling interests	—	—	—	—	—	—	(95)	(95)
Distributions to noncontrolling interests of consolidated variable interest entities, net of contributions and other	—	—	—	—	—	—	(919)	(919)
Subsidiary issuance of equity interests and other		—	—	—	—	—	6	6
Balance at September 30, 2024	$—	$—	$19,567	$1,345	$(3,467)	$17,445	$9,666	$27,111

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Nine months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2024	$—	$—	$19,588	$2,237	$(5,465)	$16,360	$9,514	$25,874
Net income	—	—	—	2,188	—	2,188	1,135	3,323
Other comprehensive income	—	—	—	—	2,979	2,979	505	3,484
Stock-based compensation allocation from parent	—	—	27	—	—	27	—	27
Redemption of preferred stock	—	—	(684)	84	—	(600)	—	(600)
Preferred stock dividends	—	—	—	(126)	—	(126)	—	(126)
Common stock dividends	—	—	—	(563)	—	(563)	—	(563)
Contributions from (distribution to) parent	—	—	256	(110)	—	146	—	146
Contributions from noncontrolling interests	—	—	—	—	—	—	284	284
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	1,446	1,446
Balance at September 30, 2025	$—	$—	$19,187	$3,710	$(2,486)	$20,411	$12,630	$33,041

	Nine months ended
Balance at December 31, 2023	$—	$—	$19,499	$(92)	$(5,569)	$13,838	$7,397	$21,235
Net income	—	—	—	2,446	—	2,446	1,379	3,825
Other comprehensive income	—	—	—	—	2,102	2,102	351	2,453
Stock-based compensation allocation from parent	—	—	32	—	—	32	—	32
Preferred stock dividends	—	—	—	(136)	—	(136)	—	(136)
Common stock dividends	—	—	—	(873)	—	(873)	—	(873)
Contributions from parent	—	—	36	—	—	36	—	36
Contributions from noncontrolling interests	—	—	—	—	—	—	831	831
Distributions to noncontrolling interests	—	—	—	—	—	—	(603)	(603)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	305	305
Subsidiary issuance of equity interests and other	—	—	—	—	—	—	6	6
Balance at September 30, 2024	$—	$—	$19,567	$1,345	$(3,467)	$17,445	$9,666	$27,111

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$3,323	$3,825
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	914	678
Net accretion of net investment premiums, discounts and other	(135)	(47)
Net investment income (related party: 2025 – $(231) and 2024 – $(22))	(183)	(100)
Net recognized gains on investments and derivatives (related party: 2025 – $(2,066) and 2024 – $(1,194))	(2,669)	(3,558)
Policy acquisition costs deferred	(1,493)	(1,191)
Changes in operating assets and liabilities:
Accrued investment income	(919)	(762)
Interest sensitive contract liabilities (related party: 2025 – $54 and 2024 – $68)	5,867	4,948
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2025 – $(199) and 2024 – $(125))	(1,520)	(1,135)
Funds withheld assets (related party: 2025 – $(215) and 2024 – $(290))	(1,346)	(1,933)
Other assets and liabilities	279	765
Net cash provided by operating activities	2,118	1,490
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2025 – $4,251 and 2024 – $4,778)	43,678	33,603
Trading securities (related party: 2025 – $330 and 2024 – $266)	1,784	482
Equity securities (related party: 2025 – $0 and 2024 – $62)	459	394
Mortgage loans (related party: 2025 – $484 and 2024 – $63)	9,882	5,691
Investment funds (related party: 2025 – $344 and 2024 – $93)	845	109
Derivative instruments and other investments	2,658	2,533
Short-term investments (related party: 2025 – $967 and 2024 – $1,281)	1,378	2,240
Purchases of:
Available-for-sale securities (related party: 2025 – $(9,160) and 2024 – $(8,156))	(71,351)	(63,102)
Trading securities (related party: 2025 – $(405) and 2024 – $(80))	(5,389)	(417)
Equity securities	(376)	(625)
Mortgage loans	(25,977)	(19,319)
Investment funds (related party: 2025 – $(2,127) and 2024 – $(1,452))	(2,137)	(1,745)
Derivative instruments and other investments	(4,973)	(2,845)
Short-term investments (related party: 2025 – $(241) and 2024 – $(1,144))	(394)	(2,360)
Other investing activities, net	(391)	(47)
Net cash used in investing activities	(50,304)	(45,408)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2025	2024
Cash flows from financing activities
Deposits on investment-type policies and contracts	$69,269	$57,013
Withdrawals on investment-type policies and contracts (related party: 2025 – $(206) and 2024 – $(314))	(16,821)	(16,054)
Proceeds from debt	1,591	1,569
Capital contributions from parent	211	—
Capital contributions from noncontrolling interests	284	831
Capital contributions from noncontrolling interests of consolidated variable interest entities	1,641	1,555
Capital distributions to noncontrolling interests	(254)	(603)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(2,586)	416
Preferred stock dividends	(126)	(181)
Common stock dividends	(563)	(374)
Redemption of preferred stock	(600)	—
Other financing activities, net	(166)	(280)
Net cash provided by financing activities	51,880	43,892
Effect of exchange rate changes on cash and cash equivalents	13	3
Net increase (decrease) in cash and cash equivalents	3,707	(23)
Cash and cash equivalents at beginning of year[1]	14,259	14,879
Cash and cash equivalents at end of period[1]	$17,966	$14,856

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2025 – $(1,423) and 2024 – $(3,201))	$(1,388)	$(3,152)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2025 – $752 and 2024 – $1,267)	4,402	6,092
Investments received from settlements on related party reinsurance agreements	—	48
Investments received from pension group annuity premiums	—	521
Investments distributed as common stock dividends	—	499
Distribution of investments to noncontrolling interests of consolidated variable interest entities	—	1,107

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

Recently Issued Accounting Pronouncements

Derivatives and Hedging and Revenue from Contracts with Customers – Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (Accounting Standards Update (ASU) 2025-07)

The amendments in this update refine the scope of derivatives in Topic 815 by excluding certain non-exchange-traded contracts for which settlement is based on operations or activities specific to a party, unless settlement involves a market-based variable or a financial instrument. The updates also clarify that share-based noncash consideration from a customer in a revenue contract should be accounted for under Topic 606 until the entity’s right to receive or retain the consideration becomes unconditional. The updates are effective for annual periods beginning after December 15, 2026; early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangibles – Goodwill and Other – Internal-Use Software – Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

The amendments in this update simplifies accounting for internal-use software by eliminating references to specific development project stages and clarifies the threshold entities should apply to begin capitalizing costs. The effective date for the standard is for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years; early adoption is permitted. The amendments can be applied prospectively, retrospectively, or utilizing a modified transition approach. We are evaluating the impact of this guidance on our consolidated financial statements.

Business Combinations and Consolidation – Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03)

This amendments in this update clarify the guidance in determining the accounting acquirer in a business combination involving a VIE. The amendments require that an entity apply the general guidance of identifying the Acquirer under Accounting Standards Codification (ASC) 805, Business Combination, even when the legal acquiree is a VIE and the transaction is primarily effected by exchanging equity interests. This guidance is effective for us for the 2027 annual and interim periods; early adoption is permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. We are evaluating the impact of this guidance on our consolidated financial statements.

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASU 2024-03)

The amendments in this update require disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU requires tabular presentation of each relevant expense caption on the face of the income statement including employee compensation, depreciation, intangible asset amortization and certain other expenses, when applicable. The guidance is effective for us for the 2027 annual period and in interim periods in 2028; early adoption is permitted. We are evaluating the impact of this new guidance on our consolidated financial statements.

Income Taxes—Improvements to Income Tax Disclosures (ASU 2023-09)

The amendments in this update revise certain disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state and foreign taxes. The guidance is effective for us for annual periods beginning in 2025. We are evaluating the impact of this guidance and plan to include updated financial statement disclosures in our consolidated financial statements for the year ended December 31, 2025.

Adopted Accounting Pronouncements

Compensation – Stock Compensation (ASU 2024-01)

The amendments in this update clarify how an entity determines whether it is required to account for profits interest awards (and similar awards) in accordance with ASC 718 Compensation – Stock Compensation or other guidance. The ASU provides specific examples on when profits interest awards should be accounted for as a share-based payment arrangement under ASC 718 or in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 Compensation – General or other ASC topics. We adopted this guidance effective January 1, 2025. The adoption of this update was applied on a prospective basis and did not have a material effect on our consolidated financial statements.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	September 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$14,459	$—	$141	$(1,100)	$13,500
US state, municipal and political subdivisions	1,043	—	—	(211)	832
Foreign governments	2,244	—	40	(544)	1,740
Corporate	101,132	(151)	1,530	(9,001)	93,510
CLO	29,252	—	781	(81)	29,952
ABS	30,437	(160)	745	(422)	30,600
CMBS	13,607	(67)	126	(347)	13,319
RMBS	10,913	(404)	351	(292)	10,568
Total AFS securities	203,087	(782)	3,714	(11,998)	194,021
AFS securities – related parties
Corporate	2,662	—	60	(31)	2,691
CLO	7,227	—	147	(8)	7,366
ABS	14,973	(1)	48	(184)	14,836
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	25,024	(1)	255	(224)	25,054
Total AFS securities, including related parties	$228,111	$(783)	$3,969	$(12,222)	$219,075

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151
US state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	September 30, 2025
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,262	$2,241
Due after one year through five years	23,049	23,141
Due after five years through ten years	27,734	26,909
Due after ten years	65,833	57,291
CLO, ABS, CMBS and RMBS	84,209	84,439
Total AFS securities	203,087	194,021
AFS securities – related parties
Due after one year through five years	1,141	1,155
Due after five years through ten years	821	830
Due after ten years	700	706
CLO, ABS and CMBS	22,362	22,363
Total AFS securities – related parties	25,024	25,054
Total AFS securities, including related parties	$228,111	$219,075

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,624	$(35)	$3,796	$(1,065)	$6,420	$(1,100)
US state, municipal and political subdivisions	41	(2)	766	(209)	807	(211)
Foreign governments	100	(7)	1,404	(537)	1,504	(544)
Corporate	9,873	(276)	39,948	(8,685)	49,821	(8,961)
CLO	4,859	(14)	1,545	(64)	6,404	(78)
ABS	5,847	(152)	2,624	(210)	8,471	(362)
CMBS	2,100	(42)	1,523	(221)	3,623	(263)
RMBS	340	(5)	1,065	(110)	1,405	(115)
Total AFS securities	25,784	(533)	52,671	(11,101)	78,455	(11,634)
AFS securities – related parties
Corporate	386	(3)	373	(16)	759	(19)
CLO	1,987	(6)	158	(2)	2,145	(8)
ABS	2,306	(7)	2,669	(160)	4,975	(167)
CMBS	59	(1)	8	—	67	(1)
Total AFS securities – related parties	4,738	(17)	3,208	(178)	7,946	(195)
Total AFS securities, including related parties	$30,522	$(550)	$55,879	$(11,279)	$86,401	$(11,829)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
US state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	499	(9)	446	(47)	945	(56)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,618	(62)	4,345	(338)	7,963	(400)
Total AFS securities, including related parties	$41,784	$(1,329)	$62,867	$(14,039)	$104,651	$(15,368)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	September 30, 2025
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	6,278	5,383
AFS securities – related parties	151	72

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended September 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$174	$—	$(22)	$(1)	$151
ABS	130	—	—	30	160
CMBS	62	2	—	3	67
RMBS	394	2	(3)	11	404
Total AFS securities	760	4	(25)	43	782
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$761	$4	$(25)	$43	$783

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$168	$—	$—	$—	$168
CLO	—	1	—	—	1
ABS	67	13	(14)	8	74
CMBS	57	1	—	(1)	57
RMBS	378	5	(4)	(2)	377
Total AFS securities	670	20	(18)	5	677
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$671	$20	$(18)	$5	$678

	Nine months ended September 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$(22)	$(2)	$151
ABS	76	40	(3)	47	160
CMBS	60	2	—	5	67
RMBS	397	7	(13)	13	404
Total AFS securities	708	49	(38)	63	782
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$49	$(38)	$63	$783

	Nine months ended September 30, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$(8)	$(1)	$168
CLO	2	1	—	(2)	1
ABS	49	25	(15)	15	74
CMBS	29	27	—	1	57
RMBS	381	10	(14)	—	377
Total AFS securities	590	111	(37)	13	677
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$591	$111	$(37)	$13	$678

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
AFS securities	$3,029	$2,520	$8,584	$6,997
Trading securities	90	40	198	125
Equity securities	18	19	62	65
Mortgage loans	1,397	1,007	3,782	2,711
Investment funds	37	42	206	36
Funds withheld at interest	232	279	741	1,001
Other	268	218	729	621
Investment revenue	5,071	4,125	14,302	11,556
Investment expenses	(399)	(348)	(1,210)	(978)
Net investment income	$4,672	$3,777	$13,092	$10,578

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
AFS securities[1]
Gross realized gains on investment activity	$199	$744	$2,432	$936
Gross realized losses on investment activity	(339)	(237)	(717)	(802)
Net realized investment gains (losses) on AFS securities	(140)	507	1,715	134
Net recognized investment gains on trading securities	44	119	385	21
Net recognized investment gains on equity securities	11	38	62	65
Net recognized investment gains on mortgage loans	204	1,139	2,003	874
Derivative gains (losses)	1,633	1,608	(954)	2,486
Provision for credit losses	(19)	(14)	(83)	(114)
Other gains (losses)	521	(1,858)	(1,707)	(384)
Investment related gains (losses)	$2,254	$1,539	$1,421	$3,082

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $9,177 million and $8,539 million for the three months ended September 30, 2025 and 2024, respectively, and $23,987 million and $19,305 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Trading securities	$73	$82	$209	$40
Equity securities	11	38	46	58

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	September 30, 2025	December 31, 2024
Less than 30 days	$75	$2,752
30 – 90 days	—	300
91 days to 1 year	—	1,095
Greater than 1 year	2,747	1,569
Payables for repurchase agreements	$2,822	$5,716

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2025		December 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$—	$—	$3,253	$2,693
Foreign governments	241	185	159	107
Corporate	1,876	1,690	1,877	1,573
CLO	587	587	587	588
ABS	601	569	596	552
RMBS	—	—	369	365
Total securities pledged under repurchase agreements	$3,305	$3,031	$6,841	$5,878

Reverse Repurchase Agreements—As of September 30, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $183 million and $935 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities, was $1,014 million and $2,208 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	September 30, 2025	December 31, 2024
Commercial mortgage loans	$37,138	$32,544
Commercial mortgage loans under development	2,031	1,987
Total commercial mortgage loans	39,169	34,531
Mark to fair value	(1,730)	(2,099)
Commercial mortgage loans	37,439	32,432
Residential mortgage loans	47,318	35,223
Mark to fair value	589	(540)
Residential mortgage loans	47,907	34,683
Mortgage loans	$85,346	$67,115

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,906	39.8%	$11,746	36.2%
Industrial	8,244	22.0%	6,793	21.0%
Office building	4,529	12.1%	4,162	12.8%
Hotels	2,865	7.7%	2,786	8.6%
Retail	1,998	5.3%	2,269	7.0%
Other commercial	4,897	13.1%	4,676	14.4%
Total commercial mortgage loans	$37,439	100.0%	$32,432	100.0%

US region
East North Central	$1,810	4.8%	$1,546	4.8%
East South Central	426	1.1%	438	1.3%
Middle Atlantic	10,074	26.9%	8,386	25.9%
Mountain	1,572	4.2%	1,322	4.1%
New England	1,086	2.9%	1,118	3.4%
Pacific	6,106	16.3%	5,768	17.8%
South Atlantic	6,465	17.3%	6,198	19.1%
West North Central	523	1.4%	221	0.7%
West South Central	2,769	7.4%	1,971	6.1%
Total US region	30,831	82.3%	26,968	83.2%
International region
United Kingdom	2,874	7.7%	2,281	7.0%
Other international[1]	3,734	10.0%	3,183	9.8%
Total international region	6,608	17.7%	5,464	16.8%
Total commercial mortgage loans	$37,439	100.0%	$32,432	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2025	December 31, 2024
US States
California	25.9%	25.6%
Florida	11.8%	12.4%
Texas	7.4%	7.4%
Other[1]	46.8%	45.5%
Total US residential mortgage loan percentage	91.9%	90.9%
International[1]	8.1%	9.1%
Total residential mortgage loan percentage	100.0%	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related parties and consolidated VIEs:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying value	Percentage of total	Carrying value	Percentage of total
Investment funds
Equity	$111	0.5%	$107	0.5%
Investment funds – related parties
Origination platforms	33	0.2%	29	0.2%
Retirement services platforms	1,526	6.7%	1,317	6.7%
Equity	244	1.1%	244	1.2%
Credit	327	1.4%	253	1.3%
Other	5	0.0%	10	0.1%
Total investment funds – related parties	2,135	9.4%	1,853	9.5%
Investment funds – consolidated VIEs
Origination platforms	7,715	33.8%	6,347	32.2%
Equity	7,609	33.3%	7,702	39.0%
Credit	4,477	19.6%	3,062	15.5%
Other	780	3.4%	654	3.3%
Total investment funds – consolidated VIEs	20,581	90.1%	17,765	90.0%
Total investment funds, including related parties and consolidated VIEs	$22,827	100.0%	$19,725	100.0%

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2025		December 31, 2024
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$111	$490	$107	$987
Investment in related parties – investment funds	2,135	5,796	1,853	3,226
Assets of consolidated VIEs – investment funds	20,581	26,885	17,765	23,597
Investment in fixed maturity securities	84,976	88,227	72,523	74,797
Investment in related parties – fixed maturity securities	22,774	24,831	17,239	21,793
Investment in related parties – equity securities	265	265	234	234
Total non-consolidated investments	$130,842	$146,494	$109,721	$124,634

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	September 30, 2025
Investment-grade ABS debt issued by AP Grange Holdings, LLC	$4,975
Investments in Atlas Securitized Products Holdings LP (Atlas)[1]	3,759
Investment-grade ABS debt issued by Apollo Multi-Asset Prime Securities (AMAPS) 1, LLC[1]	3,250
Investment-grade ABS debt issued by Fox Hedge L.P.	3,187
Investment-grade debt issued by Blackstone Private Credit Fund[2]	2,070
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	2,064

December 31, 2024
Investment-grade ABS debt issued by AP Grange Holdings, LLC	$4,661
Investments in Atlas[1]	3,172
Investment-grade ABS debt issued by Fox Hedge L.P.	2,924

[1] Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See Note 11 – Related Parties for additional details on Atlas.

[2] Senior unsecured investment-grade debt issued by a non-exchange traded business development company.

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	23,466	$643	$878	15,669	$938	$211
Forwards	2,626	82	40	3,139	331	5
Interest rate swaps	4,382	78	257	4,506	—	654
Forwards on net investments	236	3	—	218	11	—
Interest rate swaps	28,196	142	32	24,885	55	138
Total derivatives designated as hedges		948	1,207		1,335	1,008
Derivatives not designated as hedges
Equity options	93,793	6,808	155	85,452	5,002	126
Futures	50	155	7	37	93	11
Foreign currency swaps	17,816	248	821	14,908	600	199
Interest rate swaps and forwards	13,235	73	300	3,255	67	124
Other swaps	2,285	8	—	2,644	3	5
Foreign currency forwards	41,581	644	2,363	39,598	1,054	2,083
Embedded derivatives
Funds withheld, including related parties		(2,878)	172		(3,650)	4
Interest sensitive contract liabilities		—	14,299		—	11,242
Total derivatives not designated as hedges		5,058	18,117		3,169	13,794
Total derivatives		$6,006	$19,324		$4,504	$14,802

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by June 2032. During the three months ended September 30, 2025 and 2024, we recognized gains of $14 million and $152 million, respectively, in other comprehensive income (OCI) associated with these hedges. During the nine months ended September 30, 2025 and 2024, we recognized gains of $186 million and $149 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, no amounts were expected to be reclassified to income within the next 12 months.

Fair Value Hedges – We use foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $17,684 million and $16,307 million as of September 30, 2025 and December 31, 2024, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8,771 million and $2,426 million as of September 30, 2025 and December 31, 2024, respectively.

The following represents the carrying amount and the cumulative fair value of hedging adjustments of hedged liabilities, excluding those solely hedging foreign currency risk:

	September 30, 2025		December 31, 2024
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)[1]	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,276	$82	$3,946	$488
Interest rate swaps	17,285	(51)	17,873	130

[1] Excludes gains (losses) related to foreign currency risk.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2025
Investment related gains (losses)
Foreign currency forwards	$15	$(25)	$(10)	$8	$—
Foreign currency swaps	(9)	29	20	—	—
Foreign currency interest rate swaps	(34)	13	(21)	—	—
Interest rate swaps	24	(17)	7	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(23)	—	—	—
Three months ended September 30, 2024
Investment related gains (losses)
Foreign currency forwards	$(180)	$184	$4	$4	$8
Foreign currency swaps	(313)	282	(31)	—	—
Foreign currency interest rate swaps	255	(258)	(3)	—	—
Interest rate swaps	382	(386)	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	26	(25)	1	—	—
Nine months ended September 30, 2025
Investment related gains (losses)
Foreign currency forwards	$(335)	$307	$(28)	$27	$—
Foreign currency swaps	(1,022)	1,087	65	—	—
Foreign currency interest rate swaps	447	(451)	(4)	—	—
Interest rate swaps	218	(191)	27	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	71	(70)	1	—	—
Nine months ended September 30, 2024
Investment related gains (losses)
Foreign currency forwards	$(1)	$1	$—	$35	$14
Foreign currency swaps	(158)	144	(14)	—	—
Foreign currency interest rate swaps	132	(135)	(3)	—	—
Interest rate swaps	267	(310)	(43)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	66	(64)	2	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Foreign currency forwards	$12	$13	$41	$(2)
Foreign currency swaps	41	56	61	82

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended September 30, 2025 and 2024, these derivatives had gains of $8 million and losses of $14 million, respectively. During the nine months ended September 30, 2025 and 2024, these derivatives had losses of $14 million and $11 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income. As of September 30, 2025 and December 31, 2024, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $15 million and $29 million, respectively. During the three and nine months ended September 30, 2025 and 2024, there were no amounts deemed ineffective.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Equity options	$1,627	$596	$1,562	$2,298
Futures	123	26	107	152
Interest rate swaps and forwards and other swaps	91	(126)	(1,334)	(156)
Foreign currency forwards	(361)	209	(972)	(657)
Embedded derivatives on funds withheld	149	747	348	560
Amounts recognized in investment related gains (losses)	1,629	1,452	(289)	2,197
Embedded derivatives in indexed annuity products[1]	(1,260)	(275)	(1,144)	(1,270)
Total gains (losses) on derivatives not designated as hedges	$369	$1,177	$(1,433)	$927

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2025
Derivative assets	$8,884	$(2,406)	$(6,186)	$292	$(75)	$217
Derivative liabilities	(4,853)	2,406	2,047	(400)	269	(131)

December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, amounts not subject to master netting or similar agreements were immaterial.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Trading securities	$54	$39	$155	$104
Mortgage loans	41	30	122	91
Investment funds	7	22	28	43
Other	(10)	(14)	(56)	(28)
Net investment income	$92	$77	$249	$210

Net recognized investment gains on trading securities	$6	$29	$12	$21
Net recognized investment gains (losses) on mortgage loans	8	24	15	(4)
Net recognized investment gains on investment funds	521	414	1,509	1,099
Other gains (losses)	30	2	47	(7)
Investment related gains (losses)	$565	$469	$1,583	$1,109

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$13,500	$—	$13,500	$—	$—
US state, municipal and political subdivisions	832	—	—	832	—
Foreign governments	1,740	—	581	1,136	23
Corporate	93,510	—	10	87,017	6,483
CLO	29,952	—	—	29,952	—
ABS	30,600	—	—	13,613	16,987
CMBS	13,319	—	—	13,319	—
RMBS	10,568	—	—	10,079	489
Total AFS securities	194,021	—	14,091	155,948	23,982
Trading securities	5,352	—	24	5,316	12
Equity securities	1,042	—	192	843	7
Mortgage loans	81,891	—	—	—	81,891
Funds withheld at interest – embedded derivative	(2,473)	—	—	—	(2,473)
Derivative assets	8,884	—	174	8,708	2
Short-term investments	22	—	—	4	18
Other investments	1,823	—	—	954	869
Cash and cash equivalents	14,183	—	14,183	—	—
Restricted cash	2,767	—	2,767	—	—
Investments in related parties
AFS securities
Corporate	2,691	—	—	1,099	1,592
CLO	7,366	—	—	6,668	698
ABS	14,836	—	—	1,000	13,836
CMBS	161	—	—	161	—
Total AFS securities – related parties	25,054	—	—	8,928	16,126
Trading securities	411	—	—	—	411
Equity securities	265	—	—	—	265
Mortgage loans	1,375	—	—	—	1,375
Investment funds	1,306	—	—	—	1,306
Funds withheld at interest – embedded derivative	(405)	—	—	—	(405)
Other investments	345	—	—	—	345
Reinsurance recoverable	1,901	—	—	—	1,901
Other assets	223	—	—	—	223
Assets of consolidated VIEs
Trading securities	2,897	—	—	939	1,958
Mortgage loans	2,080	—	—	—	2,080
Investment funds	20,581	20,318	—	—	263
Other investments	664	—	—	—	664
Cash and cash equivalents	1,016	—	1,016	—	—
Total assets measured at fair value	$365,225	$20,318	$32,447	$181,640	$130,820
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,299	$—	$—	$—	$14,299
Universal life benefits	777	—	—	—	777
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,102	—	—	—	1,102
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	548	—	—	—	548
Market risk benefits	4,835	—	—	—	4,835
Derivative liabilities	4,853	—	39	4,814	—
Other liabilities	308	—	—	—	308
Total liabilities measured at fair value	$26,722	$—	$39	$4,814	$21,869

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$7,151	$—	$7,149	$2	$—
US state, municipal and political subdivisions	921	—	—	921	—
Foreign governments	1,568	—	658	881	29
Corporate	83,585	—	11	79,253	4,321
CLO	29,182	—	—	29,182	—
ABS	24,201	—	—	7,672	16,529
CMBS	10,741	—	—	10,741	—
RMBS	8,015	—	—	7,759	256
Total AFS securities	165,364	—	7,818	136,411	21,135
Trading securities	1,583	—	22	1,539	22
Equity securities	1,290	—	190	1,073	27
Mortgage loans	63,239	—	—	—	63,239
Funds withheld at interest – embedded derivative	(3,035)	—	—	—	(3,035)
Derivative assets	8,154	—	121	8,032	1
Short-term investments	255	—	—	86	169
Other investments	1,606	—	—	711	895
Cash and cash equivalents	12,733	—	12,733	—	—
Restricted cash	943	—	943	—	—
Investments in related parties
AFS securities
Corporate	2,461	—	—	1,029	1,432
CLO	6,035	—	—	5,339	696
ABS	10,631	—	—	890	9,741
Total AFS securities – related parties	19,127	—	—	7,258	11,869
Trading securities	573	—	—	—	573
Equity securities	234	—	—	—	234
Mortgage loans	1,297	—	—	—	1,297
Investment funds	1,139	—	—	—	1,139
Funds withheld at interest – embedded derivative	(615)	—	—	—	(615)
Other investments	331	—	—	—	331
Reinsurance recoverable	1,661	—	—	—	1,661
Other assets	313	—	—	—	313
Assets of consolidated VIEs
Trading securities	2,301	—	—	347	1,954
Mortgage loans	2,579	—	—	—	2,579
Investment funds	17,765	16,995	—	—	770
Other investments	107	—	4	—	103
Cash and cash equivalents	583	—	583	—	—
Total assets measured at fair value	$299,527	$16,995	$22,414	$155,457	$104,661
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,242	$—	$—	$—	$11,242
Universal life benefits	742	—	—	—	742
Future policy benefits
AmerUs Closed Block	1,102	—	—	—	1,102
ILICO Closed Block and life benefits	538	—	—	—	538
Market risk benefits	4,028	—	—	—	4,028
Derivative liabilities	3,556	—	19	3,536	1
Other liabilities	225	—	—	—	225
Total liabilities measured at fair value	$21,433	$—	$19	$3,536	$17,878

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

Mortgage loans – We estimate fair value on a monthly basis using discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. For mortgage loans that we have entered into an agreement to sell at a specified price, the fair value is based on the agreed upon price. Mortgage loans are classified as Level 3.

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

Other liabilities – Other liabilities include funds withheld liability embedded derivatives, as described above in funds withheld at interest embedded derivatives, and a ceded modco agreement of certain in force funding agreement contracts for which we elected the fair value option. We estimate the fair value of the ceded modco agreement by discounting projected cash flows for net settlements and certain periodic and non-periodic payments. Unobservable inputs include estimates for asset portfolio returns and economic inputs used in the discount rate, including risk margin. Depending on the projected cash flows and other assumptions, the contract may be recorded as an asset or liability. The estimate is classified as Level 3.

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Trading securities	$43	$131	$379	$31
Mortgage loans	197	1,186	2,130	868
Investment funds	36	37	239	18
Future policy benefits	(5)	(46)	—	12
Other	14	5	(3)	9
Total gains (losses)	$285	$1,313	$2,745	$938

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	September 30, 2025	December 31, 2024
Unpaid principal balance	$86,487	$69,754
Mark to fair value	(1,141)	(2,639)
Fair value	$85,346	$67,115

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2025	December 31, 2024
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$642	$195
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(276)	(102)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$366	$93

Fair value of commercial mortgage loans 90 days or more past due	$282	$31
Fair value of commercial mortgage loans in non-accrual status	366	93

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2025	December 31, 2024
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$887	$898
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(87)	(51)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$800	$847

Fair value of residential mortgage loans 90 days or more past due[1]	$800	$847
Fair value of residential mortgage loans in non-accrual status	753	765

1 As of September 30, 2025 and December 31, 2024 includes $47 million and $82 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Mortgage loans	$(21)	$(19)	$(44)	$(49)

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

	Three months ended September 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$23	$—	$—	$—	$—	$23	$—	$—
Corporate	7,392	(29)	7	368	(1,255)	6,483	(5)	29
ABS	14,144	(8)	52	3,346	(547)	16,987	2	37
RMBS	498	4	1	(14)	—	489	—	1
Trading securities	18	(5)	—	(1)	—	12	(5)	—
Equity securities	8	(1)	—	—	—	7	—	—
Mortgage loans	77,289	166	—	4,436	—	81,891	173	—
Funds withheld at interest – embedded derivative	(2,743)	270	—	—	—	(2,473)	—	—
Derivative assets	1	1	—	—	—	2	—	—
Short-term investments	12	—	—	6	—	18	—	—
Other investments	741	—	—	128	—	869	(1)	—
Investments in related parties
AFS securities
Corporate	1,476	—	9	107	—	1,592	—	9
CLO	1,070	—	1	(373)	—	698	—	1
ABS	10,810	—	51	2,983	(8)	13,836	—	48
Trading securities	399	(5)	—	16	1	411	—	—
Equity securities	266	(1)	—	—	—	265	(1)	—
Mortgage loans	1,275	30	—	70	—	1,375	30	—
Investment funds	1,297	9	—	—	—	1,306	9	—
Funds withheld at interest – embedded derivative	(478)	73	—	—	—	(405)	—	—
Other investments	339	6	—	—	—	345	6	—
Reinsurance recoverable	1,780	69	—	52	—	1,901	—	—
Assets of consolidated VIEs
Trading securities	2,338	(4)	—	(378)	2	1,958	(67)	—
Mortgage loans	2,544	1	—	(464)	(1)	2,080	—	—
Investment funds	270	(6)	—	(1)	—	263	(8)	—
Other investments	366	2	—	301	(5)	664	4	—
Total Level 3 assets	$121,135	$572	$121	$10,582	$(1,813)	$130,597	$137	$125

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,276)	$(1,260)	$—	$(763)	$—	$(14,299)	$—	$—
Universal life benefits	(755)	(22)	—	—	—	(777)	—	—
Future policy benefits
AmerUs Closed Block	(1,097)	(5)	—	—	—	(1,102)	—	—
ILICO Closed Block and life benefits	(556)	8	—	—	—	(548)	—	—
Other liabilities	(295)	(98)	—	85	—	(308)	—	—
Total Level 3 liabilities	$(14,979)	$(1,377)	$—	$(678)	$—	$(17,034)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$29	$(1)	$—	$(5)	$—	$23	$—	$—
Corporate	4,321	41	85	3,469	(1,433)	6,483	29	109
ABS	16,529	(3)	525	5,428	(5,492)	16,987	2	519
CMBS	—	(23)	(4)	28	(1)	—	—	—
RMBS	256	13	2	267	(49)	489	—	1
Trading securities	22	(5)	—	9	(14)	12	(9)	—
Equity securities	27	(2)	—	(18)	—	7	(1)	—
Mortgage loans	63,239	1,938	—	16,714	—	81,891	1,887	—
Funds withheld at interest – embedded derivative	(3,035)	562	—	—	—	(2,473)	—	—
Derivative assets	1	1	—	—	—	2	—	—
Short-term investments	169	—	—	(150)	(1)	18	—	—
Other investments	895	2	—	(28)	—	869	(2)	—
Investments in related parties
AFS securities
Corporate	1,432	7	39	114	—	1,592	—	38
CLO	696	—	(1)	3	—	698	—	—
ABS	9,741	3	101	4,014	(23)	13,836	—	86
Trading securities	573	(5)	—	(158)	1	411	2	—
Equity securities	234	31	—	—	—	265	31	—
Mortgage loans	1,297	54	—	24	—	1,375	54	—
Investment funds	1,139	164	—	3	—	1,306	164	—
Funds withheld at interest – embedded derivative	(615)	210	—	—	—	(405)	—	—
Other investments	331	14	—	—	—	345	14	—
Reinsurance recoverable	1,661	104	—	136	—	1,901	—	—
Assets of consolidated VIEs
Trading securities	1,954	213	—	(188)	(21)	1,958	148	—
Mortgage loans	2,579	138	—	(636)	(1)	2,080	95	—
Investment funds	770	(9)	—	(498)	—	263	(22)	—
Other investments	103	2	—	564	(5)	664	11	—
Total Level 3 assets	$104,348	$3,449	$747	$29,092	$(7,039)	$130,597	$2,403	$753

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$(1,144)	$—	$(1,913)	$—	$(14,299)	$—	$—
Universal life benefits	(742)	(35)	—	—	—	(777)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	—	—	—	—	(1,102)	—	—
ILICO Closed Block and life benefits	(538)	(10)	—	—	—	(548)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(169)	—	86	—	(308)	—	—
Total Level 3 liabilities	$(13,850)	$(1,357)	$—	$(1,827)	$—	$(17,034)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$526	$—	$(94)	$(64)	$368	$78	$(1,333)	$(1,255)
ABS	4,385	—	(3)	(1,036)	3,346	—	(547)	(547)
RMBS	18	—	—	(32)	(14)	—	—	—
Trading securities	—	—	—	(1)	(1)	—	—	—
Mortgage loans	8,160	—	—	(3,724)	4,436	—	—	—
Short-term investments	18	—	—	(12)	6	—	—	—
Other investments	199	—	—	(71)	128	—	—	—
Investments in related parties
AFS securities
Corporate	109	—	—	(2)	107	—	—	—
CLO	—	—	—	(373)	(373)	—	—	—
ABS	3,712	—	(179)	(550)	2,983	—	(8)	(8)
Trading securities	28	—	—	(12)	16	1	—	1
Mortgage loans	75	—	—	(5)	70	—	—	—
Reinsurance recoverable	—	56	—	(4)	52	—	—	—
Assets of consolidated VIEs
Trading securities	108	—	(486)	—	(378)	2	—	2
Mortgage loans	32	—	(436)	(60)	(464)	—	(1)	(1)
Investment funds	—	—	(1)	—	(1)	—	—	—
Other investments	301	—	—	—	301	—	(5)	(5)
Total Level 3 assets	$17,671	$56	$(1,199)	$(5,946)	$10,582	$81	$(1,894)	$(1,813)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,002)	$—	$239	$(763)	$—	$—	$—
Other liabilities	—	—	—	85	85	—	—	—
Total Level 3 liabilities	$—	$(1,002)	$—	$324	$(678)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$912	$—	$(16)	$(121)	$775	$68	$(4,868)	$(4,800)
ABS	3,004	—	(351)	(451)	2,202	4,897	(218)	4,679
RMBS	81	—	—	(3)	78	—	—	—
Trading securities	—	—	—	(1)	(1)	—	—	—
Equity securities	—	—	—	—	—	—	(9)	(9)
Mortgage loans	7,518	—	—	(2,672)	4,846	—	—	—
Short-term investments	168	—	—	(2)	166	—	(78)	(78)
Investments in related parties
AFS securities
Corporate	45	—	(65)	(3)	(23)	201	—	201
CLO	42	—	—	—	42	—	—	—
ABS	1,193	—	—	(2,067)	(874)	—	—	—
Trading securities	—	—	—	(100)	(100)	—	—	—
Mortgage loans	—	—	—	(14)	(14)	—	—	—
Reinsurance recoverable	—	94	—	(1)	93	—	—	—
Assets of consolidated VIEs
Trading securities	38	—	(4)	—	34	34	(88)	(54)
Mortgage loans	70	—	—	(15)	55	—	—	—
Investment funds	338	—	—	—	338	—	(432)	(432)
Other investments	37	—	—	—	37	—	—	—
Total Level 3 assets	$13,446	$94	$(436)	$(5,450)	$7,654	$5,200	$(5,693)	$(493)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(750)	$—	$263	$(487)	$—	$—	$—
Other liabilities	—	—	—	2	2	—	—	—
Total Level 3 liabilities	$—	$(750)	$—	$265	$(485)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	3,983	—	(100)	(414)	3,469	174	(1,607)	(1,433)
ABS	7,414	—	(26)	(1,960)	5,428	242	(5,734)	(5,492)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	315	—	—	(48)	267	—	(49)	(49)
Trading securities	11	—	—	(2)	9	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	25,920	—	(172)	(9,034)	16,714	—	—	—
Short-term investments	30	—	—	(180)	(150)	—	(1)	(1)
Other investments	199	—	—	(227)	(28)	—	—	—
Investments in related parties
AFS securities
Corporate	122	—	—	(8)	114	—	—	—
CLO	376	—	—	(373)	3	—	—	—
ABS	5,985	—	(179)	(1,792)	4,014	—	(23)	(23)
Trading securities	100	—	(91)	(167)	(158)	1	—	1
Mortgage loans	75	—	(15)	(36)	24	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	146	—	(10)	136	—	—	—
Assets of consolidated VIEs
Trading securities	633	—	(821)	—	(188)	2	(23)	(21)
Mortgage loans	66	—	(446)	(256)	(636)	—	(1)	(1)
Investment funds	—	—	(498)	—	(498)	—	—	—
Other investments	580	—	(16)	—	564	—	(5)	(5)
Total Level 3 assets	$45,840	$146	$(2,364)	$(14,530)	$29,092	$432	$(7,471)	$(7,039)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(2,615)	$—	$702	$(1,913)	$—	$—	$—
Other liabilities	—	—	—	86	86	—	—	—
Total Level 3 liabilities	$—	$(2,615)	$—	$788	$(1,827)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	2,623	—	(18)	(218)	2,387	166	(993)	(827)
ABS	9,635	—	(423)	(841)	8,371	748	(747)	1
RMBS	81	—	—	(9)	72	—	(2)	(2)
Trading securities	—	—	—	(6)	(6)	14	—	14
Equity securities	2	—	(1)	—	1	9	(9)	—
Mortgage loans	19,226	—	(26)	(5,553)	13,647	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	171	—	(6)	(23)	142	—	(79)	(79)
Other investments	280	—	—	—	280	—	—	—
Investments in related parties
AFS securities
Corporate	51	—	(66)	(7)	(22)	201	—	201
CLO	42	—	—	—	42	—	—	—
ABS	5,780	—	(504)	(3,361)	1,915	—	—	—
Trading securities	4	—	—	(222)	(218)	—	—	—
Mortgage loans	87	—	—	(64)	23	—	—	—
Reinsurance recoverable	—	294	—	(2)	292	—	—	—
Assets of consolidated VIEs
Trading securities	201	—	(91)	(7)	103	40	(88)	(48)
Mortgage loans	125	—	—	(74)	51	—	—	—
Investment funds	339	—	—	—	339	—	(432)	(432)
Other investments	56	—	(3)	—	53	—	—	—
Total Level 3 assets	$38,703	$294	$(1,138)	$(10,393)	$27,466	$1,179	$(2,350)	$(1,171)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(2,408)	$—	$741	$(1,667)	$—	$—	$—
Other liabilities	—	—	—	52	52	64	—	64
Total Level 3 liabilities	$—	$(2,408)	$—	$793	$(1,615)	$64	$—	$64

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

Mortgage loans – We use discounted cash flow models from independent commercial pricing services to calculate the fair value of our mortgage loan portfolio. The discount rate is a significant unobservable input. This approach uses market transaction information and client portfolio-oriented information, such as prepayments or defaults, to support the valuations. For mortgage loans that we have entered into an agreement to sell at a specified price, the fair value is based on the estimated proceeds of the sale.

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

The following summarizes our significant unobservable inputs:

	September 30, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$31,695	Discounted cash flow	Discount rate	2.4%	22.6%	6.5%	[1]	Decrease
Mortgage loans	85,164	Discounted cash flow	Discount rate	1.2%	31.4%	6.2%	[1]	Decrease
	182	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
Investment funds	1,303	Discounted cash flow	Discount rate	13.0%	14.0%	13.1%	[1]	Decrease
	286	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	14,299	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.6%	[2]	Decrease
			Option budget	0.5%	6.0%	3.1%	[3]	Increase
			Surrender rate	5.9%	14.1%	9.6%	[3]	Decrease

	December 31, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$28,774	Discounted cash flow	Discount rate	4.7%	20.0%	7.1%	[1]	Decrease
Mortgage loans	67,115	Discounted cash flow	Discount rate	1.8%	43.1%	6.7%	[1]	Decrease
Investment funds	1,909	Discounted cash flow	Discount rate	6.6%	14.0%	10.8%	[1]	Decrease
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,242	Discounted cash flow	Nonperformance risk	0.4%	1.1%	0.7%	[2]	Decrease
			Option budget	0.5%	6.0%	2.8%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.0%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$111	$111	$111	$—	$—	$—
Policy loans	304	304	—	—	304	—
Funds withheld at interest	18,861	18,861	—	—	—	18,861
Short-term investments	165	165	—	—	—	165
Other investments	140	53	—	—	—	53
Investments in related parties
Investment funds	829	829	829	—	—	—
Funds withheld at interest	4,833	4,833	—	—	—	4,833
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$25,261	$25,174	$940	$—	$322	$23,912

Financial liabilities
Interest sensitive contract liabilities	$251,613	$248,815	$—	$—	$—	$248,815
Debt	7,856	7,669	—	591	7,078	—
Securities to repurchase	2,822	2,822	—	—	2,822	—
Funds withheld liability	5,340	5,340	—	—	—	5,340
Total financial liabilities not carried at fair value	$267,631	$264,646	$—	$591	$9,900	$254,155

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

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

Other investments – Other investments include investments in low-income housing and transferable energy tax credit structures. For those held using the proportional amortization method, the carrying value may include tax credits which have been received but not yet used, which are excluded from the measurement of the fair value estimate of the investment structures. Tax and other future benefits expected to be generated by these structures are valued using a discounted cash flow model. Received but unused tax credits included in the carrying value as of September 30, 2025 are expected to be used during the year ending December 31, 2025.

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

	Nine months ended September 30, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	572	863	51	7	617	—	2,110
Amortization	(265)	(195)	(17)	(1)	(136)	(300)	(914)
Other	1	—	—	—	—	—	1
Balance at September 30, 2025	$1,466	$2,946	$74	$17	$1,957	$1,910	$8,370

	Nine months ended September 30, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	404	751	36	—	479	—	1,670
Amortization	(176)	(131)	(8)	(1)	(88)	(274)	(678)
Balance at September 30, 2024	$1,118	$2,137	$38	$10	$1,361	$2,307	$6,971

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

	Nine months ended September 30, 2025
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	23,596	13,957	31,400	964	69,917
Policy charges	(1)	(583)	—	—	(584)
Surrenders and withdrawals	(6,537)	(8,507)	—	(127)	(15,171)
Benefit payments	(1,044)	(1,170)	(6,026)	(211)	(8,451)
Interest credited	3,272	2,091	2,340	169	7,872
Foreign exchange	226	6	892	301	1,425
Other	—	—	233	(57)	176
Balance at September 30, 2025	$106,173	$103,655	$83,607	$9,069	$302,504

Weighted average crediting rate	4.7%	2.7%	4.7%	2.8%
Net amount at risk	$423	$17,195	$—	$31
Cash surrender value	100,279	96,273	—	7,089

	Nine months ended September 30, 2024
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	19,786	12,761	24,083	933	57,563
Policy charges	(2)	(522)	—	—	(524)
Surrenders and withdrawals	(3,691)	(9,724)	—	(63)	(13,478)
Benefit payments	(830)	(1,204)	(7,746)	(173)	(9,953)
Interest credited	2,323	2,313	1,173	152	5,961
Foreign exchange	(1)	1	116	(56)	60
Other	—	—	421	(74)	347
Balance at September 30, 2024	$82,348	$96,772	$50,397	$8,348	$237,865

Weighted average crediting rate	4.3%	2.6%	4.5%	2.6%
Net amount at risk	$427	$15,221	$—	$65
Cash surrender value	78,049	89,378	—	7,112

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	September 30,
(In millions)	2025	2024
Traditional deferred annuities	$106,173	$82,348
Indexed annuities	103,655	96,772
Funding agreements	83,607	50,397
Other investment-type	9,069	8,348
Reconciling items[1]	7,233	7,571
Interest sensitive contract liabilities	$309,737	$245,436

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents policyholder account balances by range of guaranteed minimum crediting rates (GMCR), as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums. Our funding agreements and other investment-type products provide us little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution and, as a result, those policyholder account balances are excluded from the following tables.

	September 30, 2025
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$5,154	$1,936	$84,880	$91,970
2.0% – < 4.0%	5,769	588	3,291	9,648
4.0% – < 6.0%	4,551	1	—	4,552
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,477	$2,525	$88,171	$106,173

Indexed annuities
< 2.0%	$1,519	$1,104	$3,522	$6,145
2.0% – < 4.0%	3,883	93	—	3,976
Total indexed annuities with GMCR	5,402	1,197	3,522	10,121
Other[1]				93,534
Total indexed annuities				$103,655

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	September 30, 2024
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,607	$2,712	$62,734	$70,053
2.0% – < 4.0%	6,873	424	1,690	8,987
4.0% – < 6.0%	3,296	8	1	3,305
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,779	$3,144	$64,425	$82,348

Indexed annuities
< 2.0%	$1,899	$1,355	$3,078	$6,332
2.0% – < 4.0%	4,658	35	68	4,761
Total indexed annuities with GMCR	6,557	1,390	3,146	11,093
Other[1]				85,679
Total indexed annuities				$96,772

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

The following is a rollforward by product within future policy benefits:

	Nine months ended September 30, 2025
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Effect of changes in cash flow assumptions	—	54	54
Effect of actual to expected experience	—	(14)	(14)
Adjusted balance	—	892	892
Issuances	—	15	15
Interest accrual	—	15	15
Net premium collected	—	(139)	(139)
Foreign exchange	—	54	54
Other	—	10	10
Ending balance at original discount rate	—	847	847
Effect of changes in discount rate assumptions	—	13	13
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$859	$859
Present value of expected future policy benefits
Beginning balance	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of changes in cash flow assumptions	(53)	184	131
Effect of actual to expected experience	(48)	(51)	(99)
Adjusted balance	49,533	3,049	52,582
Issuances	205	15	220
Interest accrual	1,311	55	1,366
Benefit payments	(3,329)	(77)	(3,406)
Foreign exchange	58	186	244
Other	—	11	11
Ending balance at original discount rate	47,778	3,239	51,017
Effect of changes in discount rate assumptions	(5,849)	(944)	(6,793)
Effect of foreign exchange on the change in discount rate assumptions	(20)	(7)	(27)
Ending balance, present value of expected future policy benefits	41,909	2,288	44,197
Less: Present value of expected net premiums	—	859	859
Net future policy benefits	$41,909	$1,429	$43,338

Weighted-average liability duration (in years)	9.3	23.0
Weighted-average interest accretion rate	3.7%	5.0%
Weighted-average current discount rate	5.2%	6.6%
Expected future gross premiums, undiscounted	$—	$1,102
Expected future gross premiums, discounted[1]	—	920
Expected future benefit payments, undiscounted	69,682	8,136

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2024
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,131	1,131
Interest accrual	—	17	17
Net premium collected	—	(144)	(144)
Foreign exchange	—	(28)	(28)
Ending balance at original discount rate	—	976	976
Effect of changes in discount rate assumptions	—	41	41
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Ending balance, present value of expected net premiums	$—	$1,018	$1,018
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of changes in cash flow assumptions	(104)	—	(104)
Effect of actual to expected experience	(89)	(4)	(93)
Adjusted balance	51,042	3,272	54,314
Issuances	1,010	—	1,010
Interest accrual	1,353	52	1,405
Benefit payments	(3,355)	(66)	(3,421)
Foreign exchange	33	(64)	(31)
Ending balance at original discount rate	50,083	3,194	53,277
Effect of changes in discount rate assumptions	(5,362)	46	(5,316)
Effect of foreign exchange on the change in discount rate assumptions	(16)	(3)	(19)
Ending balance, present value of expected future policy benefits	44,705	3,237	47,942
Less: Present value of expected net premiums	—	1,018	1,018
Net future policy benefits	$44,705	$2,219	$46,924

Weighted-average liability duration (in years)	9.4	31.3
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.0%	4.0%
Expected future gross premiums, undiscounted	$—	$1,255
Expected future gross premiums, discounted[1]	—	1,064
Expected future benefit payments, undiscounted	73,523	10,235

[1] Discounted at the original discount rate.

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	September 30,
(In millions)	2025	2024
Payout annuities with life contingencies	$41,909	$44,705
Whole life	1,429	2,219
Reconciling items[1]	5,668	6,038
Future policy benefits	$49,006	$52,962

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income:

	Premiums		Interest expense
	Nine months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Payout annuities with life contingencies	$190	$985	$1,312	$1,353
Whole life	145	154	40	35
Reconciling items[1]	16	24	—	—
Total	$351	$1,163	$1,352	$1,388

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

During the nine months ended September 30, 2025, the present value of expected future policy benefits decreased by $775 million, which was driven by $3,406 million of benefit payments and $99 million related to the effect of actual to expected experience, offset by $1,366 million of interest accruals, an $808 million change in discount rate assumptions related to a decrease in market observable rates, a $244 million change in foreign exchange, $220 million of issuances and $131 million related to the effect of changes in cash flow assumptions.

During the nine months ended September 30, 2024, the present value of expected future policy benefits decreased by $430 million, which was driven by $3,421 million of benefit payments and $104 million related to the effect of changes in cash flow assumptions, offset by $1,405 million of interest accruals, $1,010 million of issuances, primarily pension group annuities, and an $832 million change in discount rate assumptions related to a decrease in market observable rates.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income:

	Nine months ended September 30,
(In millions)	2025	2024
Reserves	$8	$193
Deferred profit liability	(38)	(37)
Negative VOBA	38	(52)
Total remeasurement gains (losses)	$8	$104

During the nine months ended September 30, 2025 and 2024, we recorded reserve increases of $45 million and $15 million, respectively, on the condensed consolidated statements of income as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Nine months ended September 30, 2025
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	346	346
Interest accrual	7	136	143
Attributed fees collected	1	288	289
Benefit payments	(3)	(48)	(51)
Effect of changes in interest rates	7	109	116
Effect of changes in equity	—	(106)	(106)
Effect of actual policyholder behavior compared to expected behavior	2	81	83
Effect of changes in future expected policyholder behavior	(5)	(38)	(43)
Effect of changes in other future expected assumptions	3	(15)	(12)
Balance, end of period, before changes in instrument-specific credit risk	199	4,124	4,323
Effect of changes in instrument-specific credit risk	5	284	289
Balance at September 30, 2025	204	4,408	4,612
Less: Reinsurance recoverable	—	69	69
Balance at September 30, 2025, net of reinsurance	$204	$4,339	$4,543

Net amount at risk	$423	$17,195
Weighted-average attained age of contract holders (in years)	76	69

	Nine months ended September 30, 2024
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	270	270
Interest accrual	8	143	151
Attributed fees collected	1	265	266
Benefit payments	(3)	(39)	(42)
Effect of changes in interest rates	(2)	(34)	(36)
Effect of changes in equity	—	(115)	(115)
Effect of actual policyholder behavior compared to expected behavior	5	64	69
Effect of changes in future expected policyholder behavior	(3)	88	85
Effect of changes in other future expected assumptions	—	(19)	(19)
Balance, end of period, before changes in instrument-specific credit risk	200	3,794	3,994
Effect of changes in instrument-specific credit risk	1	94	95
Balance at September 30, 2024	201	3,888	4,089
Less: Reinsurance recoverable	—	40	40
Balance at September 30, 2024, net of reinsurance	$201	$3,848	$4,049

Net amount at risk	$427	$15,221
Weighted-average attained age of contract holders (in years)	76	69

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	September 30, 2025			September 30, 2024
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$204	$204	$—	$201	$201
Indexed annuities	223	4,631	4,408	313	4,201	3,888
Total	$223	$4,835	$4,612	$313	$4,402	$4,089

During the nine months ended September 30, 2025, net market risk benefit liabilities increased by $897 million, which was primarily driven by $346 million of issuances, $289 million in fees collected from policyholders, $143 million of interest accruals, $132 million of changes in instrument-specific credit risk and a $116 million change in interest rates, offset by $106 million of changes in equity.

During the nine months ended September 30, 2024, net market risk benefit liabilities increased by $716 million, which was primarily driven by $270 million of issuances, $266 million in fees collected from policyholders and $151 million of interest accruals.

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

The following summarizes the unobservable inputs for market risk benefits:

	September 30, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,612	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.9%	[1]	Decrease
			Option budget	0.5%	6.0%	2.6%	[2]	Decrease
			Surrender rate	3.7%	7.9%	5.2%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.1%	[3]	Increase

	September 30, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,089	Discounted cash flow	Nonperformance risk	0.5%	1.2%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.2%	[2]	Decrease
			Surrender rate	3.3%	7.0%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.7%	[3]	Increase

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

As of September 30, 2025 and December 31, 2024, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

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

The following is a summary of our debt:

				Outstanding Balance
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	September 30, 2025	December 31, 2024
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,038	$1,050
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	568	579
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	518	520
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	396	395
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	585	584
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	544	544
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	982	983
6.625% 2055 Senior Notes	May 19, 2025	May 19, 2055	1,000	979	—
6.625% 2054 Subordinated Notes	October 10, 2024	October 15, 2054	600	592	592
6.875% 2055 Subordinated Notes	June 27, 2025	June 28, 2055	600	592	—
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	558	558
Total debt			$7,775	$7,856	$6,309

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

Common Dividends—We declared and paid $563 million and $374 million of common stock cash dividends for the nine months ended September 30, 2025 and 2024, respectively. Additionally, during the three months ended September 30, 2024, we declared and distributed $499 million of dividends to AGM, which were provided in the form of assets in kind.

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2025	$(7,381)	$(270)	$(27)	$4,043	$(115)	$62	$(3,688)
Other comprehensive income (loss) before reclassifications	1,964	4	75	(235)	(113)	(36)	1,659
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(90)	(1)	8	—	—	—	(83)
Less: Income tax expense (benefit)	424	1	14	(52)	(24)	(7)	356
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	329	1	16	(144)	(17)	(1)	184
Balance at September 30, 2025	$(6,080)	$(267)	$10	$4,004	$(187)	$34	$(2,486)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2024	$(9,670)	$(277)	$(83)	$4,218	$5	$(2)	$(5,809)
Other comprehensive income (loss) before reclassifications	5,142	(22)	225	(2,263)	(93)	36	3,025
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(348)	(8)	4	—	—	—	(352)
Less: Income tax expense (benefit)	1,122	(3)	47	(472)	(20)	6	680
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	886	7	60	(596)	(9)	7	355
Balance at September 30, 2024	$(6,188)	$(295)	$31	$3,023	$(59)	$21	$(3,467)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,171)	$(284)	$(120)	$4,235	$(103)	$(22)	$(5,465)
Other comprehensive income (loss) before reclassifications	4,560	25	315	(808)	(132)	78	4,038
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(358)	(4)	27	—	—	—	(335)
Less: Income tax expense (benefit)	1,004	6	60	(168)	(28)	15	889
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	823	6	98	(409)	(20)	7	505
Balance at September 30, 2025	$(6,080)	$(267)	$10	$4,004	$(187)	$34	$(2,486)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,672)	$(289)	$(82)	$3,458	$3	$13	$(5,569)
Other comprehensive income (loss) before reclassifications	3,528	(19)	264	(832)	(87)	15	2,869
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(237)	(14)	35	—	—	—	(216)
Less: Income tax expense (benefit)	776	(1)	49	(176)	(18)	2	632
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	505	2	67	(221)	(7)	5	351
Balance at September 30, 2024	$(6,188)	$(295)	$31	$3,023	$(59)	$21	$(3,467)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

10. Income Taxes

The income tax expense was $266 million and $191 million for the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate was 12% and 11% for the three months ended September 30, 2025 and 2024, respectively. The income tax expense was $407 million and $659 million for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate was 11% and 15% for the nine months ended September 30, 2025 and 2024, respectively. The income tax expense considers US federal, US state, local and foreign income taxes. The most significant reconciling items relate to US noncontrolling interests and Bermuda corporate income tax.

On June 28, 2025, the Group of Seven (G7) – comprising Canada, France, Germany, Italy, Japan, the United Kingdom, and the United States – released a joint statement supporting the exclusion of US-parented multinational groups from the Pillar Two Income Inclusion Rule (IIR) and Undertaxed Profits Rule (UTPR), with respect to both domestic and foreign profits. While such an exclusion would likely apply to our wholly-owned entities, its applicability to ACRA remains uncertain given that we only partially own ACRA. In addition, it is uncertain whether Bermuda will amend its corporate income tax (CIT) regime in response to the G7’s statement. We continue to monitor these developments closely. Our results continue to reflect any impacts of Pillar Two and the Bermuda CIT on our US and non-US income, and if either regime changes, our consolidated financial statements could be affected.

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

During the three months ended September 30, 2025 and 2024, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $364 million and $327 million, respectively. During the nine months ended September 30, 2025 and 2024, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $1,118 million and $920 million, respectively. Management fees also include sub-advisory fees paid to ISG for the benefit of third-party service providers, net of any waivers or rebates, and are included within net investment income on the condensed consolidated statements of income. As of September 30, 2025 and December 31, 2024, management fees payable were $129 million and $127 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

Other related party transactions

Apollo Aligned Alternatives Aggregator, L.P. (AAA) – We consolidate AAA as a VIE and AAA holds the majority of our alternative investment portfolio. Apollo established AAA to provide a single vehicle through which investors may participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which allows us to achieve greater scale and diversification for alternatives. During the third quarter of 2024, AAA underwent a restructuring which resulted in a change in consolidation that reduced our noncontrolling interests by $1,107 million and did not represent a withdrawal from AAA.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Athora Holding Ltd. (Athora) – We had an amended and restated cooperation agreement with Athora, which was terminated effective August 5, 2025. Pursuant to this agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we had the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, and (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets. As of August 5, 2025, we had not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity and corporate debt securities. The following table summarizes our investments in Athora:

(In millions)	September 30, 2025	December 31, 2024
Investment fund	$1,162	$1,033
Non-redeemable preferred equity and corporate debt securities	316	277
Total investment in Athora	$1,478	$1,310

Additionally, as of September 30, 2025 and December 31, 2024, we had $65 million and $57 million, respectively, of funding agreements outstanding to Athora. As of September 30, 2025, we had commitments to make additional investments in Athora of $2,706 million, which primarily relate to a conditional commitment we made in connection with Athora’s agreement to acquire a UK insurer (Athora transaction). The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction.

Atlas – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of September 30, 2025 and December 31, 2024, we held $4,615 million and $3,245 million, respectively, of related party AFS securities issued by Atlas or its affiliates. Additionally, we held $724 million of reverse repurchase agreements issued by Atlas as of December 31, 2024, which were included in related party short-term investments on the condensed consolidated balance sheets, and matured during the nine months ended September 30, 2025. As of September 30, 2025, we had commitments to make additional investments in Atlas of $1,363 million. See Note 12 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). During the third quarter of 2024, we distributed $141 million of our investment in Apollo Rose representing Catalina common equity interests to AGM as a dividend. As of September 30, 2025 and December 31, 2024, we held $215 million and $205 million, respectively, of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the condensed consolidated balance sheets.

We have a strategic modco reinsurance agreement with Catalina to cede certain in force funding agreements. We elected the fair value option on this agreement and had a liability of $136 million and $221 million as of September 30, 2025 and December 31, 2024, respectively, which is included in other liabilities on the condensed consolidated balance sheets. We also have a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of September 30, 2025 and December 31, 2024, we had a reinsurance recoverable balance of $5,907 million and $4,309 million, respectively, related to this agreement.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of September 30, 2025 and December 31, 2024, we held securities issued by MidCap Financial and its affiliates of $1,808 million and $1,938 million, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

Skylign Aviation Holdings, L.P. (together with its subsidiaries, Skylign) – We have investments in Skylign, a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA. We had direct investments in Skylign notes of $1,364 million and $1,616 million as of September 30, 2025 and December 31, 2024, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also had commitments to make additional investments in Skylign of $159 million as of September 30, 2025.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our audit committee where applicable. As of September 30, 2025 and December 31, 2024, we held $1,892 million and $1,994 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC), which is a subsidiary of Venerable. VIAC is a related party due to our minority equity investment in VA Capital, which is included in related party investment funds on the condensed consolidated balance sheets. We also have AFS securities and term loans receivable, which are included in other investments on the condensed consolidated balance sheets, issued by Venerable. Our investments in VA Capital and Venerable are summarized below.

(In millions)	September 30, 2025	December 31, 2024
AFS securities	$106	$—
Investment fund	223	178
Other investments	345	331
Total investments in VA Capital and Venerable	$674	$509

Additionally, we consolidate AP Violet ATH Holdings, L.P. and its investment fund primarily represents an interest in VA Capital, which was $141 million and $106 million as of September 30, 2025 and December 31, 2024, respectively.

Wheels Inc. (Wheels) – We invest in Wheels indirectly through our investment in AAA. We also directly hold securities issued by Wheels of $959 million and $984 million as of September 30, 2025 and December 31, 2024, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also had commitments to make additional investments in Wheels of $37 million as of September 30, 2025.

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

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Contributions from ADIP	$158	$126	$284	$831
Distributions to ADIP	(64)	(95)	(254)	(603)

Additionally, as of September 30, 2025 and December 31, 2024, we had $352 million and $289 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

As of September 30, 2025 and December 31, 2024, we held investments in ADIP of $236 million and $238 million, respectively, which are accounted for as equity method investments and included in related party investment funds on the condensed consolidated balance sheets. As of September 30, 2025, we also had commitments to make additional investments in ADIP of $320 million.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $226 million and $142 million as of September 30, 2025 and December 31, 2024, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of September 30, 2025 and December 31, 2024.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $38.8 billion as of September 30, 2025. These commitments primarily include capital contributions to investment funds and mortgage loan commitments. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2025 and December 31, 2024, we had $21.0 billion and $15.6 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of September 30, 2025 and December 31, 2024, we had $34.9 billion and $24.1 billion, respectively, of FABN funding agreements outstanding. We had $10.1 billion of board-authorized FABN capacity remaining as of September 30, 2025.

We also issue secured and other funding agreements. Secured funding agreements issued under our funding agreement backed repurchase agreement (FABR) programs involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of September 30, 2025 and December 31, 2024, we had $27.1 billion and $14.8 billion, respectively, of secured and other funding agreements outstanding, of which $21.0 billion and $12.0 billion were issued under the FABR program, respectively, and $6.1 billion and $2.8 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)—The restricted investments and cash balances included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2025	December 31, 2024
AFS securities	$57,470	$46,337
Trading securities	3,444	1,665
Equity securities	221	286
Mortgage loans	39,843	27,883
Investment funds	294	777
Derivative assets	174	91
Short-term investments	—	2
Other investments	1,779	1,507
Restricted cash	2,784	953
Total restricted assets	$106,009	$79,501

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,142 million as of September 30, 2025. These letters of credit were issued for our reinsurance program and have expirations through June 19, 2028.

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

Additionally, total condensed consolidated assets is the only measure of segment assets that the CODM uses to determine allocation of resources.

The reconciliation of total condensed consolidated revenue to total condensed consolidated net income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Revenues	$7,998	$6,522	$17,543	$16,907
Less:
Cost of funds	2,661	1,983	7,341	5,586
Other operating expenses	108	114	333	346
Interest and other financing costs	140	118	402	328
Other liability costs equal to the amount of premium	117	389	351	1,163
Other segment items[1]	2,828	2,243	5,386	5,000
Income before income taxes	2,144	1,675	3,730	4,484
Income tax expense	266	191	407	659
Net income	$1,878	$1,484	$3,323	$3,825

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

We have established a significant base of earnings and, as of September 30, 2025, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 7.3 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts, guaranteed investment contracts and other products.

Our total assets have grown to $429.9 billion as of September 30, 2025. For the nine months ended September 30, 2025, we generated an annualized net investment spread of 1.61%.

The following table presents the inflows and outflows generated from our organic and inorganic channels, as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Retail	$10,046	$9,209	$26,784	$27,810
Flow reinsurance	2,542	944	9,506	4,544
Funding agreements[1]	9,724	9,570	32,575	23,581
Pension group annuities	—	294	5	871
Other[2]	304	—	541	—
Gross organic inflows	22,616	20,017	69,411	56,806
Gross inorganic inflows	—	—	—	—
Total gross inflows	22,616	20,017	69,411	56,806
Gross outflows[3]	(10,638)	(8,158)	(26,260)	(26,333)
Net flows	$11,978	$11,859	$43,151	$30,473

Inflows attributable to Athene	$17,138	$14,705	$53,094	$40,136
Inflows attributable to ACRA noncontrolling interests	4,962	4,244	14,937	13,505
Inflows ceded to third-party reinsurers	516	1,068	1,380	3,165
Total gross inflows	$22,616	$20,017	$69,411	$56,806

Outflows attributable to Athene[4]	$(9,181)	$(6,176)	$(22,011)	$(21,551)
Outflows attributable to ACRA noncontrolling interests	(1,457)	(1,982)	(4,249)	(4,782)
Total gross outflows[3]	$(10,638)	$(8,158)	$(26,260)	$(26,333)

[1] Funding agreements are comprised of funding agreements issued under our FABN program, secured and other funding agreements, which include our FABR program and direct funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements.

[2] Other inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans as well as structured settlements.
[3] Gross outflows include full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows.

[4] Year-to-date 2025 outflows exclude maturities of long-term repurchase agreements of $1.1 billion, which may be renewed upon joint agreement of the parties based on a variety of factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance, institutional and other products, provided gross inflows of $69.4 billion and $56.8 billion for the nine months ended September 30, 2025 and 2024, respectively, which were underwritten to attractive returns. Gross organic inflows increased $12.6 billion, or 22% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows (collectively, gross outflows), in the aggregate were $26.3 billion for each of the nine months ended September 30, 2025 and 2024, respectively. The change in gross outflows was primarily driven by a decrease in funding agreement maturities in 2025 and a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2024, offset by an increase in retail annuity policies which have reached the end of the surrender charge period in a higher rate environment. We believe that our credit profile, current product offerings and product design capabilities, as well as our reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance, institutional and other distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $26.8 billion and $27.8 billion for the nine months ended September 30, 2025 and 2024, respectively. The decrease in our retail channel was primarily driven by a decrease in the sales of our multi-year guaranteed annuity (MYGA) product, partially offset by an increase resulting from record sales of our fixed indexed annuity (FIA) and registered index-linked annuity (RILA) products. Overall sales were strong across our bank, broker-dealer and independent marketing organization (IMO) channels, exhibiting strong sales execution, the current rate environment, growing product offerings and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 41 IMOs and with our network of 17 banks and 163 broker-dealers, collectively representing approximately 149,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers, as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $9.5 billion and $4.5 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in our flow reinsurance channel from 2024 was driven by record volumes primarily attributable to a strategic opportunity with a US partner at attractive returns, as well as strong volume from our remaining US and Asia Pacific partners. We continue to expand our presence in Asia with increased partnerships and growing product offerings. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $32.6 billion and $24.5 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in our institutional channel was driven by higher funding agreement inflows, partially offset by lower pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $32.6 billion and $23.6 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in our funding agreement channel from 2024 was driven by record inflows with diversified activity across sub-channels. Funding agreement inflows for the nine months ended September 30, 2025 consisted of $13.4 billion of FABN issuances, $9.0 billion of FABR issuances, $3.3 billion of direct funding agreement issuances, $5.7 billion of FHLB issuances and $1.2 billion of long-term repurchase agreement issuances. As of September 30, 2025, we had funding agreements outstanding of $34.9 billion under our FABN program, $21.0 billion under our FABR program, $6.1 billion of direct funding agreements, $21.0 billion with the FHLB and $2.7 billion of long-term repurchase agreements. We issued group annuity contracts in the aggregate principal amount of $5 million and $871 million during the nine months ended September 30, 2025 and 2024. The pension group annuity channel continues to be impacted by the competitive environment and litigation against certain of our pension group annuity clients. Since entering the pension group annuity market in 2017, we have closed 49 deals resulting in the issuance or reinsurance of group annuities of $52.7 billion with more than 534,000 plan participants as of September 30, 2025. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Within our other channel, inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans as well as structured settlements. We generated inflows through our other channel of $541 million and $0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in our other channel from 2024 was driven by the development of new retirement products within new markets in 2025 to provide solutions to help meet the growing retirement need in a capital efficient way.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. We completed our second block reinsurance transaction in the Japanese market during the fourth quarter of 2025. On October 1, 2025, we entered into an agreement with Sony Life Insurance Co., Ltd., pursuant to which we agreed to reinsure a small block of whole life insurance policies on a coinsurance basis. In conjunction with the transaction, we entered into an agreement on October 1, 2025 to retrocede the mortality risk related to this block of business to Swiss Reinsurance Company Ltd., a leading mortality reinsurer, on a yearly renewable term basis. We plan to continue to grow and diversify our business, both organically and inorganically, with a focus on international expansion, particularly in Asia. We believe our corporate development team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

us the ideal partner to insurance companies seeking to restructure their business. We expect that our inorganic channel will continue to be an important source of profitable growth in the future.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of September 30, 2025, we estimate that we had approximately $8.6 billion in capital available to deploy, consisting of approximately $2.9 billion in excess equity capital, $2.7 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $3.0 billion in available undrawn capital at ACRA.

US Industry Trends and Competition

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. US inflation remains elevated with the US Bureau of Labor Statistics reporting the annual US inflation rate at 3.0% as of September 30, 2025, compared to 2.7% as of June 30, 2025. The US Federal Reserve has a current benchmark interest rate target range of 3.75% to 4.00% following a rate cut of 25 basis points at both its September and October meetings.

Equity market performance was strong during the third quarter of 2025. In the US, the S&P 500 Index increased by 7.8% during the third quarter, following an increase of 10.6% during the second quarter of 2025. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 3.8% in the second quarter of 2025, the latest date this data is available. As of October 2025, the International Monetary Fund estimated the US economy will expand by 2.0% in 2025 and 2.1% in 2026. The US Bureau of Labor Statistics reported the US unemployment rate increased to 4.3% as of August 31, 2025, the latest date this data is available, compared to 4.1% as of June 30, 2025. Oil finished the third quarter of 2025 down 4.2% from the second quarter of 2025.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar strengthened in the third quarter of 2025 compared to the euro and Japanese yen. Relative to the US dollar, the euro depreciated 0.5% in the third quarter of 2025, after appreciating 9.0% in the second quarter of 2025. Relative to the US dollar, the Japanese yen depreciated 2.6% in the third quarter of 2025, after appreciating 4.1% in the second quarter of 2025. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Environment

Medium and long-term rates decreased during the third quarter of 2025 with the US 10-year Treasury yield at 4.16% as of September 30, 2025 compared to 4.24% as of June 30, 2025. Short-term rates decreased during the third quarter of 2025 with the 3-month secured overnight financing rate at 3.98% as of September 30, 2025 compared to 4.29% as of June 30, 2025.

Our investment portfolio predominantly consists of fixed maturity investments. See – Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline significantly, the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of September 30, 2025, our net invested asset portfolio included $49.8 billion of floating rate investments, or 17% of our net invested assets, and our net reserve liabilities included $43.8 billion of floating rate liabilities at notional, or 15% of our net invested assets, resulting in $6.0 billion of net floating rate assets, or 2% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. Our policyholder account balances include deferred annuities, indexed annuities, funding agreements and other investment-type contracts, the latter of which is comprised of immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, our willingness to do so may be limited by competitive pressures. See Note 7 – Long-duration Contracts to the condensed consolidated financial statements for our deferred and indexed annuity policyholder account balances by range of guaranteed minimum crediting rates and the related distance to those respective guaranteed minimums. Our funding agreements and other investment-type products provide us little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution.

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

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $225.8 billion for the six months ended June 30, 2025, a 3.8% increase from the same time period in 2024. In the total annuity market, for the six months ended June 30, 2025 (the most recent period for which specific market share data is available), we were the second largest provider of annuities based on sales of $16.8 billion, translating to a 7.4% market share. For the six months ended June 30, 2024, we were the largest provider of annuities based on sales of $18.7 billion, translating to an 8.6% market share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed annuity market sales in the US were $158.9 billion for the six months ended June 30, 2025, a 1.0% increase from the same time period in 2024. In the total fixed annuity market, for the six months ended June 30, 2025 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $16.2 billion, translating to a 10.2% market share. For the six months ended June 30, 2024, we were the largest provider of fixed annuities based on sales of $18.2 billion, translating to an 11.6% market share.

According to LIMRA, FIA market sales in the US were $60.6 billion for the six months ended June 30, 2025, a 1.2% increase from the same time period in 2024. For the six months ended June 30, 2025 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $7.3 billion, translating to a 12.1% market share. For the six months ended June 30, 2024, we were the largest provider of FIAs based on sales of $7.6 billion, translating to a 12.8% market share.

According to LIMRA, RILA market sales in the US were $36.7 billion for the six months ended June 30, 2025, an 18.1% increase from the same time period in 2024. For the six months ended June 30, 2025 (the most recent period for which specific market share data is available), we were the fifteenth largest provider of RILAs based on sales of $620 million, translating to a 1.7% market share. For the six months ended June 30, 2024, we were the tenth largest provider of RILAs based on sales of $568 million, translating to a 1.8% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

•Non-operating Change in Funding Agreements—Consists of timing differences caused by changes to interest rates on variable funding agreements and funding agreement backed notes and the associated reserve accretion patterns of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

those contracts. Further included are adjustments for gains associated with our early repurchases of funding agreements, when applicable.

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

Sales

Sales statistics do not correspond to revenues under US GAAP but are used as relevant measures to understand our business performance as it relates to inflows generated during a specific period of time. Our sales statistics include inflows for deferred and indexed annuities and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers). We believe sales is a meaningful metric that enhances our understanding of our business performance and is not the same as premiums presented in our condensed consolidated statements of income.

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Revenues	$7,998	$6,522	$17,543	$16,907
Benefits and expenses	5,854	4,847	13,813	12,423
Income before income taxes	2,144	1,675	3,730	4,484
Income tax expense	266	191	407	659
Net income	1,878	1,484	3,323	3,825
Less: Net income attributable to noncontrolling interests	619	859	1,135	1,379
Net income attributable to Athene Holding Ltd. stockholders	1,259	625	2,188	2,446
Less: Preferred stock dividends	36	45	126	136
Add: Preferred stock redemption	—	—	84	—
Net income available to Athene Holding Ltd. common stockholder	$1,223	$580	$2,146	$2,310

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

In this section, references to 2025 refer to the three months ended September 30, 2025 and references to 2024 refer to the three months ended September 30, 2024.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder increased by $643 million, or 111%, to $1.2 billion in 2025 from $580 million in 2024. The increase in net income available to Athene Holding Ltd. common stockholder was primarily driven by a $1.5 billion increase in revenues and a $240 million decrease in net income attributable to noncontrolling interests, partially offset by a $1.0 billion increase in benefits and expenses and a $75 million increase in income tax expense.

Revenues

Revenues increased by $1.5 billion to $8.0 billion in 2025 from $6.5 billion in 2024. The increase was primarily driven by an increase in net investment income, an increase in investment related gains (losses) and an increase in VIE investment related gains (losses), partially offset by a decrease in premiums.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased by $895 million to $4.7 billion in 2025 from $3.8 billion in 2024, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income and higher investment management fees driven by the significant growth in our investment portfolio.

Investment related gains (losses) increased by $715 million to $2.3 billion in 2025 from $1.5 billion in 2024, primarily driven by a favorable change in fair value of FIA hedging derivatives, favorable net foreign exchange impacts and a decrease in realized losses on the sale of mortgage loans and AFS securities, partially offset by an unfavorable change in fair value of mortgage loans and reinsurance assets. The change in fair value of FIA hedging derivatives increased $1.1 billion, primarily driven by more favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which increased 7.8% in 2025, compared to an increase of 5.5% in 2024. The favorable net foreign exchange impacts were primarily related to the strengthening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of mortgage loans decreased $607 million, primarily driven by a smaller decrease in US Treasury rates in 2025 compared to 2024. The change in fair value of reinsurance assets decreased $598 million, primarily driven by a smaller decrease in US Treasury rates in 2025 compared to 2024, as well as runoff of the underlying investments within our funds withheld asset, partially offset by credit spread tightening in 2025 compared to 2024.

VIE investment related gains (losses) increased by $96 million to $565 million in 2025 from $469 million in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets.

Premiums decreased by $272 million to $117 million in 2025 from $389 million in 2024, primarily driven by a $294 million decrease in pension group annuity premiums compared to 2024.

Benefits and Expenses

Benefits and expenses increased by $1.0 billion to $5.9 billion in 2025 from $4.8 billion in 2024. The increase was primarily driven by an increase in interest sensitive contract benefits and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in market risk benefits remeasurement (gains) losses, a decrease in future policy and other policy benefits and a decrease in policy and other operating expenses. Our annual unlocking of assumptions resulted in a decrease in total benefits and expenses of $55 million compared to an increase of $31 million in 2024. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA amortization and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits.

Interest sensitive contract benefits increased by $1.6 billion to $4.2 billion in 2025 from $2.6 billion in 2024, primarily driven by an increase in the change in our FIA reserves, significant growth in our deferred annuity and funding agreement blocks of business and higher rates on new deferred annuity and funding agreement issuances, as well as runoff of lower rate business, in comparison to our existing blocks of business. These impacts were partially offset by lower rates on floating rate funding agreements and a favorable change in unlocking. The change in our FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $985 million was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 7.8% in 2025, compared to an increase of 5.5% in 2024. The change in fair value of FIA embedded derivatives was also driven by an unfavorable impact of rates on policyholder projected benefits in comparison to 2024. These impacts were partially offset by a favorable change in discount rates used in our embedded derivative calculations as 2025 experienced a smaller decrease in discount rates compared to 2024. The fair value of FIA embedded derivative and investment contract provision unlocking in 2025 was $79 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $67 million unfavorable primarily due to changes to projected interest crediting. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2025 was $11 million favorable mainly due to changes in policyholder behavior, partially offset by updated economic assumptions, while 2024 unlocking was $59 million favorable mainly due to updated economic assumptions and changes in policyholder behavior.

Amortization of DAC, DSI and VOBA increased by $111 million to $355 million in 2025 from $244 million in 2024, primarily driven by an increase in acquisition costs that are deferred and amortized due to strong growth in our deferred annuity business as well as an unfavorable change in unlocking. Unlocking in 2025 was $53 million unfavorable mainly related to changes in policyholder behavior and projected interest crediting as well as updated economic and mortality assumptions, while unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and policyholder behavior.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market risk benefits remeasurement (gains) losses decreased by $393 million to $131 million in 2025 from $524 million in 2024. The lower losses in 2025 compared to 2024 were primarily driven by a favorable change in the fair value of market risk benefits and a favorable change in unlocking. The change in fair value of market risk benefits was $205 million favorable due to a smaller decrease in risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits, and $72 million favorable related to more favorable equity market performance compared to 2024. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting, while 2024 unlocking was $62 million unfavorable primarily due to changes in policyholder behavior, partially offset by updated economic assumptions.

Future policy and other policy benefits decreased by $180 million to $613 million in 2025 from $793 million in 2024, primarily driven by a $294 million decrease in pension group annuity obligations compared to 2024, partially offset by an unfavorable change in unlocking. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2024 was $60 million favorable, consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to updated mortality assumptions, partially offset by changes in policyholder behavior.

Policy and other operating expenses decreased by $96 million to $591 million in 2025 from $687 million in 2024, primarily driven by the recognition of $172 million of expense related to estimated guaranty association assessments levied against us in connection with the Bankers Life Insurance Company (BLIC) and Colorado Bankers Life Insurance Company (CBLIC) insolvencies in 2024, partially offset by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to interest on additional issuances of long-term debt in the fourth quarter of 2024 and the second quarter of 2025 as well as an increase in host accretion on business ceded to Catalina.

Income Tax Expense

Income tax expense increased by $75 million to $266 million in 2025 from $191 million in 2024, primarily driven by an increase in pretax income subject to US income tax, and impacts from the Bermuda Corporate Income Tax (Bermuda CIT) that were not present in 2024. Our effective tax rate in the third quarter of 2025 was 12% compared to 11% in 2024.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $240 million to $619 million in 2025 from $859 million in 2024 primarily due to the unfavorable change in fair value of reinsurance assets and mortgage loans, partially offset by favorable net foreign exchange impacts as well as growth and favorable investment performance within AAA.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

In this section, references to 2025 refer to the nine months ended September 30, 2025 and references to 2024 refer to the nine months ended September 30, 2024.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder decreased by $164 million, or 7%, to $2.1 billion in 2025 from $2.3 billion in 2024. The decrease in net income available to Athene Holding Ltd. common stockholder was primarily driven by a $1.4 billion increase in benefits and expenses, partially offset by a $636 million increase in revenues, a $252 million decrease in income tax expense, a $244 million decrease in net income attributable to noncontrolling interests and an $84 million increase from our preferred stock redemption.

Revenues

Revenues increased by $636 million to $17.5 billion in 2025 from $16.9 billion in 2024. The increase was primarily driven by an increase in net investment income and an increase in VIE investment related gains (losses), partially offset by a decrease in investment related gains (losses) and a decrease in premiums.

Net investment income increased by $2.5 billion to $13.1 billion in 2025 from $10.6 billion in 2024, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months, higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment and earlier deployment into assets during the year compared to 2024. These impacts were partially offset by lower floating rate income and higher investment management fees driven by the significant growth in our investment portfolio.

VIE investment related gains (losses) increased by $474 million to $1.6 billion in 2025 from $1.1 billion in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets, favorable returns from A-A Onshore Fund, LLC,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

a favorable change in the fair value of mortgage loans held in VIEs related to a larger decrease in US Treasury rates in 2025 compared to 2024 and favorable impacts from the consolidation of new VIEs as well as the deconsolidation of existing VIEs.

Investment related gains (losses) decreased by $1.7 billion to $1.4 billion in 2025 from $3.1 billion in 2024, primarily driven by unfavorable net foreign exchange impacts and an unfavorable change in fair value of FIA hedging derivatives and reinsurance assets, partially offset by a favorable change in fair value of mortgage loans and trading securities. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of FIA hedging derivatives decreased $781 million, primarily driven by less favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which increased 13.7% in 2025, compared to an increase of 20.8% in 2024. The change in fair value of reinsurance assets decreased $212 million, primarily related to runoff of the underlying investments within our funds withheld asset and an unfavorable change in credit spreads compared to 2024, partially offset by a larger decrease in US Treasury rates in 2025 compared to 2024. The change in fair value of mortgage loans increased $437 million and the change in fair value of trading securities increased $133 million primarily driven by a larger decrease in US Treasury rates in 2025 compared to 2024.

Premiums decreased by $812 million to $351 million in 2025 from $1.2 billion in 2024, primarily driven by an $866 million decrease in pension group annuity premiums, partially offset by an increase in payout premiums compared to 2024.

Benefits and Expenses

Benefits and expenses increased by $1.4 billion to $13.8 billion in 2025 from $12.4 billion in 2024. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in the amortization of DAC, DSI and VOBA, an increase in policy and other operating expenses and an increase in market risk benefits remeasurement (gains) losses, partially offset by a decrease in future policy and other policy benefits. Our annual unlocking of assumptions resulted in a decrease in total benefits and expenses of $55 million compared to an increase of $31 million in 2024. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA amortization and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits.

Interest sensitive contract benefits increased by $1.8 billion to $9.1 billion in 2025 from $7.3 billion in 2024, primarily driven by significant growth in our deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances, as well as runoff of lower rate business, in comparison to our existing blocks of business and earlier origination of new business within the year compared to 2024. These impacts were partially offset by lower rates on floating rate funding agreements, a decrease in the change in our FIA reserves and a favorable change in unlocking. The change in our FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $126 million was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 13.7% in 2025, compared to an increase of 20.8% in 2024. These impacts were partially offset by the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a larger decrease in discount rates compared to 2024. The fair value of FIA embedded derivative and investment contract provision unlocking in 2025 was $79 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $67 million unfavorable primarily due to changes to projected interest crediting. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2025 was $11 million favorable mainly due to changes in policyholder behavior, partially offset by updated economic assumptions, while 2024 unlocking was $59 million favorable mainly due to updated economic assumptions and changes in policyholder behavior.

Amortization of DAC, DSI and VOBA increased by $236 million to $914 million in 2025 from $678 million in 2024, primarily driven by an increase in acquisition costs that are deferred and amortized due to strong growth in our deferred annuity business as well as an unfavorable change in unlocking. Unlocking in 2025 was $53 million unfavorable mainly related to changes in policyholder behavior and projected interest crediting as well as updated economic and mortality assumptions, while unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and policyholder behavior.

Policy and other operating expenses increased by $74 million to $1.7 billion in 2025 from $1.7 billion in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to an increase in host accretion on business ceded to Catalina, as well as interest related to additional issuances of long-term debt in the fourth quarter of 2024 and the second quarter of 2025. These impacts were partially offset by the recognition of $172 million of expense related to estimated guaranty association assessments levied against us in connection with the BLIC and CBLIC insolvencies in 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market risk benefits remeasurement (gains) losses increased by $51 million to $405 million in 2025 from $354 million in 2024. The greater losses in 2025 compared to 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits, partially offset by a favorable change in unlocking. The change in fair value of market risk benefits was $152 million unfavorable due to a decrease in risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits, and $9 million unfavorable related to less favorable equity market performance compared to 2024. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting, while 2024 unlocking was $62 million unfavorable primarily due to changes in policyholder behavior, partially offset by updated economic assumptions.

Future policy and other policy benefits decreased by $750 million to $1.7 billion in 2025 from $2.4 billion in 2024, primarily driven by an $866 million decrease in pension group annuity obligations compared to 2024, partially offset by an unfavorable change in unlocking. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2024 was $60 million favorable, consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to updated mortality assumptions, partially offset by changes in policyholder behavior.

Income Tax Expense

Income tax expense decreased by $252 million to $407 million in 2025 from $659 million in 2024, primarily driven by a decrease in pretax income subject to US income tax, and impacts from the Bermuda CIT that were not present in 2024. Our effective tax rate in 2025 was 11% compared to 15% in 2024.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $244 million to $1.1 billion in 2025 from $1.4 billion in 2024 primarily due to unfavorable net foreign exchange impacts, an unfavorable change in fair value of reinsurance assets and an increase in realized losses on the sale of investments, partially offset by a favorable change in fair value of mortgage loans as well as growth and favorable investment performance within AAA.

Preferred Stock Redemption

Preferred stock redemption increased by $84 million to $84 million in 2025 from $0 million in 2024 driven by the redemption of our Series C preferred stock at par value, which was below our carrying value of $684 million, in the second quarter of 2025.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Fixed income and other net investment income	$3,425	$2,807	$9,521	$7,897
Alternative net investment income	321	236	955	670
Net investment earnings	3,746	3,043	10,476	8,567
Strategic capital management fees	35	27	96	76
Cost of funds	(2,661)	(1,983)	(7,341)	(5,586)
Net investment spread	1,120	1,087	3,231	3,057
Other operating expenses	(108)	(114)	(333)	(346)
Interest and other financing costs	(140)	(118)	(402)	(328)
Spread related earnings	$872	$855	$2,496	$2,383

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

In this section, references to 2025 refer to the three months ended September 30, 2025 and references to 2024 refer to the three months ended September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Spread Related Earnings

Spread related earnings increased by $17 million, or 2%, to $872 million in 2025 from $855 million in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings increased by $703 million to $3.7 billion in 2025 from $3.0 billion in 2024, primarily driven by $42.8 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment, an increase in alternative net investment income and higher call income, partially offset by lower floating rate income and prepayment of higher yielding assets. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within retirement services platforms and equity funds, partially offset by less favorable performance within origination platforms. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge Financial, Inc. (Corebridge) and realized losses from the sale of Challenger Limited (Challenger) common equity shares in 2024. The increase in income from equity funds was mainly attributable to more favorable performance from the underlying funds within private and structured equity in 2025 compared to 2024. The decrease in income from origination platforms was primarily attributable to a Wheels valuation increase and strong growth from Redding Ridge Holdings LP (Redding Ridge) in 2024, partially offset by strong performance from Atlas and robust infrastructure origination from Apterra Infrastructure Capital, LLC (Apterra) in 2025.

Strategic capital management fees increased by $8 million to $35 million in 2025 from $27 million in 2024, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Cost of funds increased by $678 million to $2.7 billion in 2025 from $2.0 billion in 2024, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business and runoff of lower rate business compared to existing blocks, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements. Unlocking, net of the noncontrolling interests, was favorable $5 million primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2024 was favorable $16 million primarily related to updated mortality and economic assumptions, partially offset by changes in policyholder behavior and projected interest crediting.

Interest and other financing costs increased by $22 million to $140 million in 2025 from $118 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025, partially offset by a lower average short-term repurchase agreement balance outstanding in 2025 compared to 2024. Additionally, preferred stock dividends decreased due to the redemption of our Series C preferred stock in the second quarter of 2025.

Net Investment Spread

	Three months ended September 30,
	2025	2024
Fixed income and other net investment earned rate	5.12%	4.96%
Alternative net investment earned rate	9.88%	8.19%
Net investment earned rate	5.34%	5.12%
Strategic capital management fees	0.05%	0.05%
Cost of funds	(3.79)%	(3.34)%
Net investment spread	1.60%	1.83%

Net investment spread decreased 23 basis points to 1.60% in 2025 from 1.83% in 2024, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 45 basis points to 3.79% in 2025 from 3.34% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking, partially offset by lower rates on floating rate funding agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate increased 22 basis points to 5.34% in 2025 from 5.12% in 2024, primarily driven by higher returns in both our fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 5.12% in 2025, an increase from 4.96% in 2024, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and higher call income, partially offset by lower floating rate income and prepayment of higher yielding assets. Alternative net investment earned rate was 9.88% in 2025, an increase from 8.19% in 2024, primarily driven by more favorable performance within retirement services platforms and equity funds, partially offset by less favorable performance within origination platforms. The more favorable returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge and realized losses from the sale of Challenger’s common equity shares in 2024. The more favorable returns from equity funds were mainly attributable to more favorable performance from the underlying holdings within private and structured equity in 2025 compared to 2024. The lower returns from origination platforms were primarily due to a Wheels valuation increase and strong growth from Redding Ridge in 2024, partially offset by strong performance from Atlas and robust infrastructure origination from Apterra in 2025.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The increase in adjustments to net income available to Athene Holding Ltd. common stockholder in 2025 compared to 2024 was primarily driven by an increase in non-operating change in insurance liabilities and related derivatives and a decrease in integration, restructuring and other non-operating expenses, partially offset by a decrease in investment gains (losses). Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in an increase in our adjustments to net income available to AHL common stockholder of $74 million compared to a decrease of $11 million in 2024. The 2025 unlocking was driven by $75 million favorable FIA embedded derivative unlocking, partially offset by $1 million unfavorable liability for future policy benefits unlocking. The 2024 unlocking was driven by $26 million unfavorable FIA embedded derivative unlocking, partially offset by $14 million favorable market risk benefits unlocking and $1 million favorable liability for future policy benefits unlocking.

Non-operating change in insurance liabilities and related derivatives increased $687 million, primarily driven by an increase in net FIA derivatives and a favorable change in fair value of market risk benefits. The $463 million favorable change in fair value of net FIA derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 7.8% in 2025, compared to an increase of 5.5% in 2024. The change in net FIA derivatives was also driven by a favorable change in unlocking as well as a favorable change in discount rates used in our embedded derivative calculations as 2025 experienced a smaller decrease in discount rates compared to 2024. These impacts were partially offset by an unfavorable impact of rates on policyholder projected benefits in 2025 compared to 2024. The fair value of FIA embedded derivative unlocking, net of the noncontrolling interests, in 2025 was $75 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $26 million unfavorable primarily due to changes to projected interest crediting. The $241 million favorable change in fair value of market risk benefits was primarily driven by a smaller decrease in risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits and favorable equity market performance compared to 2024, partially offset by an unfavorable change in unlocking. The fair value of market risk benefits unlocking, net of the noncontrolling interests, in 2025 resulted in no impact, while 2024 unlocking was $14 million favorable primarily due to updated economic assumptions.

Integration, restructuring and other non-operating expenses decreased $168 million, primarily due to the recognition of $172 million of expense related to estimated guaranty association assessments levied against us in connection with the BLIC and CBLIC insolvencies in 2024.

Investment gains (losses), net of offsets, decreased $165 million, primarily driven by an unfavorable change in fair value of mortgage loans and reinsurance assets, partially offset by favorable net foreign exchange impacts and a decrease in realized losses on the sale of mortgage loans and AFS securities. The unfavorable change in fair value of mortgage loans of $505 million was primarily driven by a smaller decrease in US Treasury rates in 2025 compared to 2024. The unfavorable change in fair value of reinsurance assets of $323 million was primarily driven by a smaller decrease in US Treasury rates in 2025 compared to 2024, as well as runoff of the underlying investments within our funds withheld asset, partially offset by credit spread tightening in 2025 compared to 2024. The favorable net foreign exchange impacts were primarily related to the strengthening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

In this section, references to 2025 refer to the nine months ended September 30, 2025 and references to 2024 refer to the nine months ended September 30, 2024.

Spread Related Earnings

SRE increased by $113 million, or 5%, to $2.5 billion in 2025 from $2.4 billion in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earnings increased by $1.9 billion to $10.5 billion in 2025 from $8.6 billion in 2024, primarily driven by $38.0 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment, an increase in alternative net investment income and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income and prepayment of higher yielding assets. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within origination and retirement services platforms, as well as within equity funds. The increase in income from origination platforms was mainly attributable to an initial mark from cost to fair value on Atlas in 2025, strong growth from origination partnerships within Aqua Finance, Inc. (Aqua Finance) in 2025 compared to a valuation decrease in 2024, and robust infrastructure origination following a capital raise within Apterra in 2025, partially offset by strong growth from Redding Ridge in 2024. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge, unfavorable returns on our investment in Catalina in 2024 not recurring in 2025 due to the distribution of our Catalina common equity interests to AGM as a dividend in the third quarter of 2024 and realized losses from the sale of Challenger common equity shares in 2024, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025. The increase in income from equity funds was mainly attributable to more favorable performance within private and structured equity in 2025 compared to 2024.

Strategic capital management fees increased by $20 million to $96 million in 2025 from $76 million in 2024, primarily driven by additional fees received from ADIP II and Catalina attributable to strong net flows into ACRA 2 and Catalina over the previous twelve months.

Cost of funds increased by $1.8 billion to $7.3 billion in 2025 from $5.6 billion in 2024, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements. Unlocking, net of the noncontrolling interests, was favorable $5 million primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2024 was favorable $16 million primarily related to updated mortality and economic assumptions, partially offset by changes in policyholder behavior and projected interest crediting.

Interest and other financing costs increased by $74 million to $402 million in 2025 from $328 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025, partially offset by a decrease in preferred stock dividends due to the redemption of our Series C preferred stock in the second quarter of 2025.

Net Investment Spread

	Nine months ended September 30,
	2025	2024
Fixed income and other net investment earned rate	4.97%	4.82%
Alternative net investment earned rate	9.98%	7.69%
Net investment earned rate	5.21%	4.96%
Strategic capital management fees	0.05%	0.04%
Cost of funds	(3.65)%	(3.24)%
Net investment spread	1.61%	1.76%

Net investment spread decreased 15 basis points to 1.61% in 2025 from 1.76% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased by 41 basis points to 3.65% in 2025, from 3.24% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate increased 25 basis points to 5.21% in 2025 from 4.96% in 2024, primarily driven by higher returns in both our fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.97% in 2025, an increase from 4.82% in 2024, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income. Alternative net investment earned rate was 9.98% in 2025, an increase from 7.69% in 2024, primarily driven by more favorable performance within origination and retirement services platforms, as well as within equity funds. The higher returns from origination platforms were mainly attributable to an initial mark from cost to fair value on Atlas in 2025, strong growth from origination partnerships within Aqua Finance in 2025 compared to a valuation decrease in 2024, and robust infrastructure origination following a capital raise within Apterra in 2025, partially offset by strong growth from Redding Ridge in 2024. The higher returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge, unfavorable returns on our investment in Catalina in 2024 not recurring in 2025 due to the distribution of our Catalina common equity interests to AGM as a dividend in the third quarter of 2024 and realized losses from the sale of Challenger common equity shares in 2024, partially offset by increased capital requirements related to expanded solvency

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

requirements impacting the valuation of Athora in 2025. The more favorable returns from equity funds were mainly attributable to more favorable performance within private and structured equity in 2025 compared to 2024.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The decrease in adjustments to net income available to Athene Holding Ltd. common stockholder in 2025 compared to 2024 was primarily driven by a decrease in non-operating change in insurance liabilities and related derivatives and a decrease in investment gains (losses), net of offsets, partially offset by a decrease in integration, restructuring and other non-operating expenses. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in an increase in our adjustments to net income available to AHL common stockholder of $74 million compared to a decrease of $11 million in 2024. The 2025 unlocking was driven by $75 million favorable FIA embedded derivative unlocking, partially offset by $1 million unfavorable liability for future policy benefits unlocking. The 2024 unlocking was driven by $26 million unfavorable FIA embedded derivative unlocking, partially offset by $14 million favorable market risk benefits unlocking and $1 million favorable liability for future policy benefits unlocking.

Non-operating change in insurance liabilities and related derivatives decreased $407 million, primarily driven by a decrease in net FIA derivatives and an unfavorable change in fair value of market risk benefits. The $215 million unfavorable change in fair value of net FIA derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 Index, which increased 13.7% in 2025, compared to an increase of 20.8% in 2024. The change in net FIA derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a larger decrease in discount rates compared to 2024, partially offset by a favorable change in unlocking. The fair value of FIA embedded derivative unlocking, net of the noncontrolling interests, in 2025 was $75 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $26 million unfavorable primarily due to changes to projected interest crediting. The $202 million unfavorable change in fair value of market risk benefits was primarily driven by a decrease in risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits, and less favorable equity market performance compared to 2024 as well as an unfavorable change in unlocking. The fair value of market risk benefits unlocking, net of the noncontrolling interests, in 2025 resulted in no impact, while 2024 unlocking was $14 million favorable primarily due to updated economic assumptions.

Investment gains (losses), net of offsets, decreased $377 million, primarily driven by unfavorable net foreign exchange impacts and an unfavorable change in the fair value of reinsurance assets, partially offset by a favorable change in fair value of mortgage loans. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The unfavorable change in the fair value of reinsurance assets of $108 million was primarily driven by runoff of the underlying investments within our funds withheld asset and an unfavorable change in credit spreads compared to 2024, partially offset by a larger decrease in US Treasury rates in 2025 compared to 2024. The favorable change in fair value of mortgage loans of $399 million was primarily driven by a larger decrease in rates in 2025 compared to 2024.

Integration, restructuring and other non-operating expenses decreased $252 million, primarily due to the recognition of $172 million of expense related to estimated guaranty association assessments levied against us in connection with the BLIC and CBLIC insolvencies in 2024 as well as the $84 million gain on the redemption of our Series C preferred stock in the second quarter of 2025.

Investment Portfolio

We had total investments, including related parties and consolidated VIEs, of $373.5 billion and $315.0 billion as of September 30, 2025 and December 31, 2024, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income includes management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base, sub-allocation and performance fees, of $364 million and $327 million, respectively, during the three months ended September 30, 2025 and 2024, and $1.1 billion and $920 million, respectively, during the nine months ended September 30, 2025, and 2024. Management fees also include sub-advisory fees paid to ISG for the benefit of third-party service providers, net of any waivers or rebates. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $356 million and $330 million, respectively, for the three months ended September 30, 2025 and 2024, and $1.1 billion and $964 million,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

respectively, for the nine months ended September 30, 2025, and 2024. Such amounts include (1) fees associated with investment management agreements (excluding sub-advisory fees paid to ISG for the benefit of third-party sub-advisors), which include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations, (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities, as well as surplus assets, were $286.2 billion and $248.6 billion as of September 30, 2025 and December 31, 2024, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

The following table presents the carrying values of our total investments, including related parties and consolidated VIEs:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value	$194,021	52.0%	$165,364	52.5%
Trading securities, at fair value	5,352	1.4%	1,583	0.5%
Equity securities, at fair value	1,042	0.3%	1,290	0.4%
Mortgage loans, at fair value	81,891	21.9%	63,239	20.1%
Investment funds	111	—%	107	—%
Policy loans	304	0.1%	318	0.1%
Funds withheld at interest	16,388	4.4%	18,866	6.0%
Derivative assets	8,884	2.4%	8,154	2.6%
Short-term investments	187	—%	447	0.2%
Other investments	4,178	1.1%	2,915	0.9%
Total investments	312,358	83.6%	262,283	83.3%
Investments in related parties
Available-for-sale securities, at fair value	25,054	6.7%	19,127	6.1%
Trading securities, at fair value	411	0.1%	573	0.2%
Equity securities, at fair value	265	0.1%	234	0.1%
Mortgage loans, at fair value	1,375	0.4%	1,297	0.4%
Investment funds	2,135	0.6%	1,853	0.6%
Funds withheld at interest	4,428	1.2%	5,050	1.6%
Short-term investments	18	—%	743	0.2%
Other investments, at fair value	345	0.1%	331	0.1%
Total related party investments	34,031	9.2%	29,208	9.3%
Total investments, including related parties	346,389	92.8%	291,491	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	2,897	0.8%	2,301	0.7%
Mortgage loans, at fair value	2,080	0.5%	2,579	0.8%
Investment funds, at fair value	20,581	5.5%	17,765	5.6%
Other investments	1,506	0.4%	884	0.3%
Total investments of consolidated VIEs	27,064	7.2%	23,529	7.4%
Total investments, including related parties and consolidated VIEs	$373,453	100.0%	$315,020	100.0%
Our total investments, including related parties and consolidated VIEs, were $373.5 billion and $315.0 billion as of September 30, 2025 and December 31, 2024, respectively. The increase was primarily driven by significant growth from gross organic inflows of $69.4 billion in excess

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of gross liability outflows of $26.3 billion, reinvestment of earnings and unrealized gains on AFS securities during the nine months ended September 30, 2025 of $4.9 billion, as well as unrealized gains on mortgage loans and reinsurance assets, attributable to a decrease in US Treasury rates in 2025. Additionally, total investments, including related parties and consolidated VIEs, increased due to unrealized foreign exchange impacts on foreign denominated assets, the issuance of debt in 2025, an increase in derivative assets primarily related to our call options, net of derivative swap and forward contract impacts, and an increase in VIE investments primarily related to an increase in investment funds attributable to favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025, partially offset by the deconsolidation of certain VIEs. These impacts were partially offset by a decrease in short term repurchase agreements outstanding in 2025.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment and investment funds, which primarily include investments over which Apollo can exercise influence. As of September 30, 2025, these investments totaled $55.3 billion, or 12.8% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by asset origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amount is comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include investments in asset origination and retirement services platforms and investments in Apollo managed funds.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total Assets	Carrying Value	Percentage of Total Assets
Venerable funds withheld reinsurance portfolio	$4,428	1.0%	$5,050	1.4%
Securitizations of unaffiliated assets where Apollo is manager	25,337	5.9%	20,389	5.6%
Investments in Apollo funds	14,125	3.3%	12,272	3.4%
Investments in asset origination platforms	8,688	2.0%	7,329	2.0%
Investments in retirement services platforms	2,684	0.6%	2,249	0.6%
Other	87	—%	86	—%
Total related party investments	$55,349	12.8%	$47,375	13.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2025, a $4.4 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of September 30, 2025, $36.6 billion, or 12.8% of our total net invested assets were related party investments. Of these, approximately $21.4 billion, or 7.5% of our net invested assets, were structured securities for which Apollo or an affiliated asset origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in affiliated companies or Apollo funds represented $15.1 billion, or 5.3% of our net invested assets.

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value	Percentage of Net Invested Assets	Net Invested Asset Value	Percentage of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$21,434	7.5%	$18,472	7.4%
Investments in Apollo funds	8,045	2.8%	7,131	2.9%
Investments in asset origination platforms	4,623	1.6%	4,006	1.6%
Investments in retirement services platforms	2,480	0.9%	2,285	0.9%
Total related party net invested assets	$36,582	12.8%	$31,894	12.8%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Gross Invested Asset Value	Percentage of Gross Invested Assets	Gross Invested Asset Value	Percentage of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$29,166	7.7%	$25,327	7.7%
Investments in Apollo funds	10,398	2.8%	9,557	2.9%
Investments in asset origination platforms	5,940	1.6%	5,281	1.6%
Investments in retirement services platforms	2,597	0.7%	2,374	0.7%
Total related party gross invested assets	$48,101	12.8%	$42,539	12.9%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2025
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$14,459	$—	$141	$(1,100)	$13,500	6.2%
US state, municipal and political subdivisions	1,043	—	—	(211)	832	0.4%
Foreign governments	2,244	—	40	(544)	1,740	0.8%
Corporate	101,132	(151)	1,530	(9,001)	93,510	42.7%
CLO	29,252	—	781	(81)	29,952	13.7%
ABS	30,437	(160)	745	(422)	30,600	13.9%
CMBS	13,607	(67)	126	(347)	13,319	6.1%
RMBS	10,913	(404)	351	(292)	10,568	4.8%
Total AFS securities	203,087	(782)	3,714	(11,998)	194,021	88.6%
AFS securities – related parties
Corporate	2,662	—	60	(31)	2,691	1.2%
CLO	7,227	—	147	(8)	7,366	3.3%
ABS	14,973	(1)	48	(184)	14,836	6.8%
CMBS	162	—	—	(1)	161	0.1%
Total AFS securities – related parties	25,024	(1)	255	(224)	25,054	11.4%
Total AFS securities, including related parties	$228,111	$(783)	$3,969	$(12,222)	$219,075	100.0%

	December 31, 2024
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151	3.9%
US state, municipal and political subdivisions	1,167	—	—	(246)	921	0.5%
Foreign governments	2,082	—	—	(514)	1,568	0.8%
Corporate	95,006	(175)	485	(11,731)	83,585	45.3%
CLO	29,524	—	266	(608)	29,182	15.8%
ABS	24,779	(76)	138	(640)	24,201	13.1%
CMBS	11,158	(60)	75	(432)	10,741	5.8%
RMBS	8,587	(397)	228	(403)	8,015	4.4%
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364	89.6%
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461	1.3%
CLO	6,130	—	18	(113)	6,035	3.3%
ABS	10,899	(1)	21	(288)	10,631	5.8%
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127	10.4%
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	September 30, 2025		December 31, 2024[1]
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Corporate
Financial - Banking	$10,256	4.7%	$9,391	5.1%
Financial - Brokerage/asset managers/exchanges	2,817	1.3%	3,093	1.7%
Financial - Financial companies	10,865	5.0%	7,110	3.9%
Financial - Insurance	9,434	4.3%	7,878	4.3%
Financial - Real estate investment trusts	2,694	1.2%	2,830	1.5%
Financial - Other	5,336	2.4%	5,378	2.9%
Industrial - Basic industry	2,720	1.2%	2,670	1.4%
Industrial - Capital goods	2,481	1.1%	2,626	1.4%
Industrial - Communications	5,669	2.6%	5,180	2.8%
Industrial - Consumer cyclical	5,140	2.4%	5,492	3.0%
Industrial - Consumer non-cyclical	7,658	3.5%	7,658	4.1%
Industrial - Energy	8,408	3.8%	7,750	4.2%
Industrial - Technology	3,199	1.5%	2,721	1.5%
Industrial - Transportation	4,235	1.9%	3,930	2.1%
Industrial - Other	1,225	0.6%	1,170	0.6%
Utility - Electric	12,325	5.6%	9,462	5.1%
Utility - Natural gas	1,456	0.7%	1,416	0.8%
Utility - Other	283	0.1%	291	0.2%
Total corporate	96,201	43.9%	86,046	46.6%
Other government-related securities
US government and agencies	13,500	6.2%	7,151	3.9%
Foreign governments	1,740	0.8%	1,568	0.8%
US state, municipal and political subdivisions	832	0.4%	921	0.5%
Total non-structured securities	112,273	51.3%	95,686	51.8%
Structured securities
CLO	37,318	17.0%	35,217	19.1%
ABS	45,436	20.7%	34,832	18.9%
CMBS	13,480	6.2%	10,741	5.8%
RMBS
Agency	1,372	0.6%	1,032	0.6%
Non-agency	9,196	4.2%	6,983	3.8%
Total structured securities	106,802	48.7%	88,805	48.2%
Total AFS securities, including related parties	$219,075	100.0%	$184,491	100.0%

[1] Prior period amounts have been reclassified to conform with the updated current year presentation.

The fair value of our AFS securities, including related parties, was $219.1 billion and $184.5 billion as of September 30, 2025 and December 31, 2024, respectively. The increase was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, unrealized gains on AFS securities during the nine months ended September 30, 2025 of $4.9 billion and unrealized gains related to foreign exchange impacts. The unrealized investment gains were attributable to a decrease in US Treasury rates in 2025, while the unrealized foreign exchange gains were attributable to the weakening of the US dollar against foreign currencies in 2025.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	September 30, 2025			December 31, 2024
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
NAIC designation
1 A-G	$127,416	$121,518	55.5%	$113,845	$104,887	56.9%
2 A-C	93,682	91,038	41.6%	80,160	74,064	40.1%
Total investment grade	221,098	212,556	97.1%	194,005	178,951	97.0%
3 A-C	3,312	3,163	1.4%	3,535	3,230	1.8%
4 A-C	1,679	1,636	0.7%	1,479	1,378	0.7%
5 A-C	385	343	0.2%	345	293	0.2%
6	860	665	0.3%	883	639	0.3%
Non-designated	777	712	0.3%	—	—	—%
Total below investment grade	7,013	6,519	2.9%	6,242	5,540	3.0%
Total AFS securities, including related parties	$228,111	$219,075	100.0%	$200,247	$184,491	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our AFS portfolio, 97.1% and 97.0% as of September 30, 2025 and December 31, 2024, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NRSRO rating agency designation
AAA/AA/A	$113,411	51.8%	$96,095	52.2%
BBB	87,490	39.9%	70,150	38.0%
Non-rated[1]	10,390	4.8%	11,300	6.1%
Total investment grade	211,291	96.5%	177,545	96.3%
BB	2,989	1.4%	2,722	1.5%
B	1,553	0.7%	972	0.5%
CCC	1,627	0.7%	1,011	0.5%
CC and lower	446	0.2%	791	0.4%
Non-rated[1]	1,169	0.5%	1,450	0.8%
Total below investment grade	7,784	3.5%	6,946	3.7%
Total AFS securities, including related parties	$219,075	100.0%	$184,491	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. With respect to modeled LBaSS, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (a) the equivalent S&P Global, Inc. (S&P) rating when the security is rated by one NRSRO; (b) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (c) the equivalent S&P rating of the second lowest NRSRO when the security is rated by three or more NRSROs. If the lowest two NRSRO ratings are equal, then such rating will be the assigned rating. NRSRO ratings available for the periods presented were S&P, Fitch Ratings, Inc. (Fitch), Moody’s Ratings, Inc. (Moody’s), DBRS, and Kroll Bond Rating Agency, Inc.

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.5% and 3.7%, as of September 30, 2025 and December 31, 2024, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of September 30, 2025 and December 31, 2024, non-rated securities were comprised 68% and 64%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 26% and 23%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of September 30, 2025 and December 31, 2024, 90% and 89%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $45.4 billion and $34.8 billion as of September 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$28,253	62.2%	$24,672	70.9%
2 A-C	16,082	35.4%	9,336	26.8%
Total investment grade	44,335	97.6%	34,008	97.7%
3 A-C	435	1.0%	658	1.9%
4 A-C	44	0.1%	109	0.3%
5 A-C	7	—%	12	—%
6	16	—%	45	0.1%
Non-designated	599	1.3%	—	—%
Total below investment grade	1,101	2.4%	824	2.3%
Total AFS ABS, including related parties	$45,436	100.0%	$34,832	100.0%

NRSRO rating agency designation
AAA/AA/A	$27,998	61.6%	$24,532	70.5%
BBB	16,891	37.2%	9,443	27.1%
Non-rated[1]	11	—%	64	0.2%
Total investment grade	44,900	98.8%	34,039	97.8%
BB	445	1.0%	641	1.8%
B	34	0.1%	95	0.3%
CCC	7	—%	12	—%
CC and lower	13	—%	13	—%
Non-rated[1]	37	0.1%	32	0.1%
Total below investment grade	536	1.2%	793	2.2%
Total AFS ABS, including related parties	$45,436	100.0%	$34,832	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2025 and December 31, 2024, a substantial majority of our AFS ABS portfolio, 97.6% and 97.7%, respectively, was invested in assets considered to be investment grade based upon the application of the NAIC’s methodology, while 98.8% and 97.8% of securities as of September 30, 2025 and December 31, 2024, respectively, were considered investment grade based upon NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, unrealized gains related to foreign exchange impacts and unrealized gains on ABS securities during the nine months ended September 30, 2025. The unrealized foreign exchange gains were attributable to the weakening of the US dollar against foreign currencies in 2025, while the unrealized investment gains were attributable to a decrease in US Treasury rates in 2025.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $37.3 billion and $35.2 billion as of September 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$25,491	68.3%	$23,948	68.0%
2 A-C	11,749	31.5%	11,130	31.6%
Total investment grade	37,240	99.8%	35,078	99.6%
3 A-C	78	0.2%	118	0.3%
4 A-C	—	—%	21	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Non-designated	—	—%	—	—%
Total below investment grade	78	0.2%	139	0.4%
Total AFS CLO, including related parties	$37,318	100.0%	$35,217	100.0%

NRSRO rating agency designation
AAA/AA/A	$25,539	68.4%	$23,956	68.0%
BBB	11,701	31.4%	11,122	31.6%
Non-rated[1]	—	—%	—	—%
Total investment grade	37,240	99.8%	35,078	99.6%
BB	78	0.2%	118	0.3%
B	—	—%	21	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	78	0.2%	139	0.4%
Total AFS CLO, including related parties	$37,318	100.0%	$35,217	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2025 and December 31, 2024, 99.8% and 99.6%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The increase in our CLO portfolio was mainly driven by unrealized gains on CLOs during the nine months ended September 30, 2025 attributable to a decrease in US Treasury rates in 2025, as well as the deployment of strong gross organic inflows in excess of gross liability outflows.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $13.5 billion and $10.7 billion as of September 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$11,854	87.9%	$9,300	86.6%
2 A-C	1,162	8.6%	913	8.5%
Total investment grade	13,016	96.5%	10,213	95.1%
3 A-C	215	1.6%	241	2.2%
4 A-C	61	0.5%	95	0.9%
5 A-C	136	1.0%	156	1.5%
6	52	0.4%	36	0.3%
Non-designated	—	—%	—	—%
Total below investment grade	464	3.5%	528	4.9%
Total AFS CMBS	$13,480	100.0%	$10,741	100.0%

NRSRO rating agency designation
AAA/AA/A	$10,972	81.4%	$8,448	78.6%
BBB	1,532	11.4%	1,075	10.0%
Non-rated[1]	219	1.6%	544	5.1%
Total investment grade	12,723	94.4%	10,067	93.7%
BB	330	2.4%	336	3.1%
B	165	1.2%	115	1.1%
CCC	200	1.5%	135	1.3%
CC and lower	62	0.5%	48	0.4%
Non-rated[1]	—	—%	40	0.4%
Total below investment grade	757	5.6%	674	6.3%
Total AFS CMBS	$13,480	100.0%	$10,741	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2025 and December 31, 2024, 96.5% and 95.1%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 94.4% and 93.7% of securities as of September 30, 2025 and December 31, 2024, respectively, were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows as well as unrealized gains on our CMBS portfolio during the nine months ended September 30, 2025. The unrealized investment gains were attributable to a decrease in US Treasury rates in 2025.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $10.6 billion and $8.0 billion as of September 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$9,144	86.5%	$6,715	83.8%
2 A-C	877	8.3%	691	8.6%
Total investment grade	10,021	94.8%	7,406	92.4%
3 A-C	212	2.0%	259	3.3%
4 A-C	171	1.6%	186	2.3%
5 A-C	79	0.8%	82	1.0%
6	85	0.8%	82	1.0%
Non-designated	—	—%	—	—%
Total below investment grade	547	5.2%	609	7.6%
Total AFS RMBS	$10,568	100.0%	$8,015	100.0%

NRSRO rating agency designation
AAA/AA/A	$4,554	43.1%	$2,518	31.4%
BBB	1,176	11.1%	945	11.8%
Non-rated[1]	2,706	25.6%	2,523	31.5%
Total investment grade	8,436	79.8%	5,986	74.7%
BB	54	0.5%	46	0.6%
B	109	1.0%	129	1.6%
CCC	1,303	12.3%	827	10.3%
CC and lower	363	3.5%	679	8.5%
Non-rated[1]	303	2.9%	348	4.3%
Total below investment grade	2,132	20.2%	2,029	25.3%
Total AFS RMBS	$10,568	100.0%	$8,015	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 94.8% and 92.4% as of September 30, 2025 and December 31, 2024, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 79.8% and 74.7% of our RMBS portfolio as investment grade as of September 30, 2025 and December 31, 2024, respectively. The increase in our RMBS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows as well as unrealized gains on our RMBS portfolio during the nine months ended September 30, 2025. The unrealized investment gains were attributable to a decrease in US Treasury rates in 2025.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of September 30, 2025, our AFS securities, including related parties, had a fair value of $219.1 billion, which was 4.0% below amortized cost of $228.1 billion. As of December 31, 2024, our AFS securities, including related parties, had a fair value of $184.5 billion, which was 7.9% below amortized cost of $200.2 billion. Our fair value of AFS securities as of both September 30, 2025 and December 31, 2024 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses, including any unrealized foreign exchange impacts, on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	September 30, 2025
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$57,173	$(7,055)	$50,118	87.7%	$121,518	(5.8)%
2 A-C	37,707	(4,472)	33,235	88.1%	91,038	(4.9)%
Total investment grade	94,880	(11,527)	83,353	87.9%	212,556	(5.4)%
3 A-C	1,434	(144)	1,290	90.0%	3,163	(4.6)%
4 A-C	685	(16)	669	97.7%	1,636	(1.0)%
5 A-C	259	(18)	241	93.1%	343	(5.2)%
6	298	(34)	264	88.6%	665	(5.1)%
Non-designated	674	(90)	584	86.6%	712	(12.6)%
Total below investment grade	3,350	(302)	3,048	91.0%	6,519	(4.6)%
Total	$98,230	$(11,829)	$86,401	88.0%	$219,075	(5.4)%

	December 31, 2024
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$67,663	$(8,693)	$58,970	87.2%	$104,887	(8.3)%
2 A-C	48,729	(6,292)	42,437	87.1%	74,064	(8.5)%
Total investment grade	116,392	(14,985)	101,407	87.1%	178,951	(8.4)%
3 A-C	2,280	(240)	2,040	89.5%	3,230	(7.4)%
4 A-C	889	(59)	830	93.4%	1,378	(4.3)%
5 A-C	202	(19)	183	90.6%	293	(6.5)%
6	256	(65)	191	74.6%	639	(10.2)%
Non-designated	—	—	—	—%	—	—%
Total below investment grade	3,627	(383)	3,244	89.4%	5,540	(6.9)%
Total	$120,019	$(15,368)	$104,651	87.2%	$184,491	(8.3)%

The gross unrealized losses on AFS securities, including related parties, were $11.8 billion and $15.4 billion as of September 30, 2025 and December 31, 2024, respectively. The decrease in unrealized losses on AFS securities was primarily attributable to a decrease in US Treasury rates in 2025.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies of our 2024 Annual Report.

As of September 30, 2025 and December 31, 2024, we held an allowance for credit losses on AFS securities of $783 million and $709 million, respectively. During the nine months ended September 30, 2025, we recorded an increase in the allowance for credit losses on AFS securities of $74 million, of which $73 million had an income statement impact and $1 million related to Purchased Credit Deteriorated (PCD) securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to an increase on ABS securities, partially offset by a decrease on corporate securities. During the nine months ended September 30, 2024, we recorded an increase in the allowance for credit losses on AFS securities of $87 million, of which $91 million had an income statement impact and $(4) million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from corporate securities and CMBS. The intent-to-sell impairments for the nine months ended September 30, 2025 and 2024 were $10 million and $24 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of September 30, 2025 and December 31, 2024, 37% and 40%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	September 30, 2025			December 31, 2024
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
Country
Ireland	$11,654	$12,429	15.3%	$10,918	$10,330	14.1%
Other Europe	19,671	18,967	23.3%	18,190	16,450	22.4%
Total Europe	31,325	31,396	38.6%	29,108	26,780	36.5%
Non-US North America	41,709	41,425	50.9%	40,260	39,343	53.7%
Australia & New Zealand	3,313	3,070	3.8%	3,207	2,825	3.9%
Asia/Pacific	3,178	2,799	3.5%	2,212	1,821	2.5%
Central & South America	1,688	1,570	1.9%	1,680	1,467	2.0%
Africa & Middle East	1,372	1,087	1.3%	1,384	1,050	1.4%
Total	$82,585	$81,347	100.0%	$77,851	$73,286	100.0%

Approximately 97.6% and 98.1% of these securities are investment grade by NAIC designation as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, 8% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 29% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $8.7 billion and $4.5 billion as of September 30, 2025 and December 31, 2024, respectively. Trading securities are primarily comprised of structured securities with embedded derivatives, certain equity tranche securities and AmerUs Closed Block securities for which we have elected the fair value option valuation. The increase in trading securities was primarily driven by the deployment of strong gross organic inflows in excess of gross liability outflows, the purchases of trading securities primarily within two consolidated VIEs, AAA and Apollo Asset-Backed Finance Lending Company, L.P, due to increased funding, as well as unrealized gains on the underlying assets attributable to a decrease in US Treasury rates in 2025, partially offset by the impact from the deconsolidation of AP Maia Holdings I LLC in the third quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,906	17.5%	$11,746	17.5%
Industrial	8,244	9.7%	6,793	10.1%
Office building	4,529	5.3%	4,162	6.2%
Hotels	2,865	3.4%	2,786	4.1%
Retail	1,998	2.3%	2,269	3.4%
Other commercial	4,897	5.7%	4,676	7.0%
Total commercial mortgage loans	37,439	43.9%	32,432	48.3%
Residential loans	47,907	56.1%	34,683	51.7%
Total mortgage loans, including related parties and consolidated VIEs	$85,346	100.0%	$67,115	100.0%

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $85.3 billion and $67.1 billion as of September 30, 2025 and December 31, 2024, respectively. This included $809 million and $903 million of mezzanine mortgage loans as of September 30, 2025 and December 31, 2024, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CML) on income producing properties including apartments, office, hotel and retail buildings, and other commercial and industrial properties. Our residential mortgage loan (RML) portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2025 and December 31, 2024, we had $1.1 billion and $878 million, respectively, of mortgage loans that were 90 days past due, of which $314 million and $251 million, respectively, were in the process of foreclosure. As of September 30, 2025 and December 31, 2024, $47 million and $82 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$111	0.5%	$107	0.5%
Investment funds – related parties
Origination platforms	33	0.2%	29	0.2%
Retirement services platforms	1,526	6.7%	1,317	6.7%
Equity	244	1.1%	244	1.2%
Credit	327	1.4%	253	1.3%
Other	5	—%	10	0.1%
Total investment funds – related parties	2,135	9.4%	1,853	9.5%
Investment funds – consolidated VIEs
Origination platforms	7,715	33.8%	6,347	32.2%
Equity	7,609	33.3%	7,702	39.0%
Credit	4,477	19.6%	3,062	15.5%
Other	780	3.4%	654	3.3%
Total investment funds – consolidated VIEs	20,581	90.1%	17,765	90.0%
Total investment funds, including related parties and consolidated VIEs	$22,827	100.0%	$19,725	100.0%

Overall, total investment funds, including related parties and consolidated VIEs, were $22.8 billion and $19.7 billion, as of September 30, 2025 and December 31, 2024, respectively. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025 as well as favorable performance from retirement services platforms attributable to Venerable, partially offset by the deconsolidation of a VIE.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, The Lincoln National Life Company and Jackson National Life Insurance Company. As of September 30, 2025, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A+ or better (based on a S&P scale).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Fixed maturity securities
Corporate	$10,979	52.8%	$12,452	52.1%
ABS	1,901	9.1%	2,404	10.0%
CLO	899	4.3%	1,343	5.6%
CMBS	599	2.9%	656	2.7%
RMBS	422	2.0%	467	2.0%
Foreign governments	299	1.5%	294	1.2%
US state, municipal and political subdivisions	143	0.7%	162	0.7%
Mortgage loans	3,703	17.8%	4,282	17.9%
Investment funds	947	4.5%	900	3.8%
Equity securities	193	0.9%	255	1.1%
Short-term investments	107	0.5%	209	0.9%
Derivative assets	57	0.3%	130	0.5%
Cash and cash equivalents	567	2.7%	517	2.1%
Other assets and liabilities	—	—%	(155)	(0.6)%
Total funds withheld at interest, including related parties	$20,816	100.0%	$23,916	100.0%

As of September 30, 2025 and December 31, 2024, we held $20.8 billion and $23.9 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 96.3% and 95.4% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2025 and December 31, 2024, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, partially offset by unrealized gains during the nine months ended September 30, 2025 attributable to a decrease in US Treasury rates in 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$89,884	31.4%	$86,051	34.6%
CLO	28,235	9.9%	27,698	11.2%
Credit	118,119	41.3%	113,749	45.8%
CML	31,026	10.8%	28,055	11.3%
RML	37,279	13.0%	27,848	11.2%
RMBS	9,058	3.2%	7,635	3.1%
CMBS	9,933	3.5%	8,243	3.3%
Real estate	87,296	30.5%	71,781	28.9%
ABS	34,496	12.1%	28,670	11.5%
Alternative investments	13,183	4.6%	12,000	4.8%
State, municipal, political subdivisions and foreign government	3,177	1.1%	3,237	1.3%
Equity securities	2,145	0.7%	2,201	0.9%
Short-term investments	232	0.1%	1,015	0.4%
US government and agencies	10,827	3.8%	5,531	2.2%
Other investments	64,060	22.4%	52,654	21.1%
Cash and cash equivalents	10,954	3.8%	6,794	2.7%
Other	5,745	2.0%	3,665	1.5%
Net invested assets	$286,174	100.0%	$248,643	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $286.2 billion and $248.6 billion as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, corporate securities included $26.2 billion of private placements, which represented 9.1% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $53.1 billion in excess of net liability outflows of $22.0 billion, the reinvestment of earnings, the issuance of $1.6 billion of long-term debt in 2025 and favorable alternative investment performance. These impacts were partially offset by a decrease in short-term repurchase agreements outstanding as of September 30, 2025, cash paid to redeem our Series C preferred stock in the second quarter of 2025 and the payment of common and preferred stock dividends.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value	Percentage of Total	Net Invested Asset Value	Percentage of Total
Origination platforms
Wheels	$716	5.4%	$581	4.8%
Redding Ridge	626	4.7%	581	4.8%
MidCap Financial	572	4.3%	544	4.5%
Aqua Finance	366	2.8%	309	2.6%
Skylign	303	2.3%	300	2.5%
Apterra	413	3.1%	221	1.9%
Foundation Home Loans	183	1.4%	184	1.5%
Other	721	5.5%	555	4.6%
Origination platforms	3,900	29.5%	3,275	27.2%
Apollo and other investments
Real assets	1,661	12.6%	1,691	14.1%
Private equity	1,216	9.2%	1,107	9.2%
Structured equity and other	842	6.4%	522	4.4%
Equity	3,719	28.2%	3,320	27.7%
Credit	2,002	15.2%	1,481	12.4%
Liquid assets and other	1,090	8.3%	851	7.1%
Apollo and other investments	6,811	51.7%	5,652	47.2%
Total AAA	10,711	81.2%	8,927	74.4%
Retirement services
Athora	1,117	8.5%	1,125	9.4%
Venerable	352	2.7%	273	2.3%
Retirement services	1,469	11.2%	1,398	11.7%
Apollo and other investments
Equity	603	4.6%	1,120	9.3%
Credit	384	2.9%	531	4.4%
Other	16	0.1%	24	0.2%
Apollo and other investments	1,003	7.6%	1,675	13.9%
Total Non AAA	2,472	18.8%	3,073	25.6%
Net alternative investments	$13,183	100.0%	$12,000	100.0%

Net alternative investments were $13.2 billion and $12.0 billion as of September 30, 2025 and December 31, 2024, respectively, representing 4.6% and 4.8% of our net invested asset portfolio as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we held approximately 81% of our net alternative investments through AAA and had a net ownership percentage in AAA of approximately 46%. The increase in net alternative investments was primarily driven by the deployment of a cash contribution into AAA and favorable alternative investment performance within origination platforms and Venerable, partially offset by the sale of some underlying investments within equity funds.

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

Our alternative investment in Athora had a carrying value of $1.1 billion as of each of September 30, 2025 and December 31, 2024. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of (1.77)% and (0.72)% for the three months ended September 30, 2025 and 2024, respectively, and (1.03)% and 1.71% for the nine months ended September 30, 2025 and 2024, respectively. Alternative investment income from Athora was $(5) million and $(1) million for the three months ended September 30, 2025 and 2024, respectively, and $(7) million and $16 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in alternative investment income compared to 2024 was primarily driven by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Non-GAAP Measure Reconciliations

The reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net income available to Athene Holding Ltd. common stockholder	$1,223	$580	$2,146	$2,310
Less: Preferred stock redemption	—	—	84	—
Add: Preferred stock dividends	36	45	126	136
Add: Net income attributable to noncontrolling interests	619	859	1,135	1,379
Net income	1,878	1,484	3,323	3,825
Income tax expense	266	191	407	659
Income before income taxes	2,144	1,675	3,730	4,484
Investment gains (losses), net of offsets	463	628	105	482
Non-operating change in insurance liabilities and related derivatives	174	(513)	(44)	363
Integration, restructuring and other non-operating expenses	(36)	(204)	(98)	(265)
Stock compensation expense	(13)	(12)	(35)	(36)
Preferred stock dividends	36	45	126	136
Noncontrolling interests – pre-tax income and VIE adjustments	648	876	1,180	1,421
Less: Total adjustments to income before income taxes	1,272	820	1,234	2,101
Spread related earnings	$872	$855	$2,496	$2,383

The reconciliation of total AHL stockholders’ equity to total adjusted AHL common stockholder’s equity is as follows:

(In millions)	September 30, 2025	December 31, 2024
Total AHL stockholders’ equity	$20,411	$16,360
Less: Preferred stock	2,470	3,154
Total AHL common stockholder’s equity	17,941	13,206
Less: Accumulated other comprehensive loss	(2,486)	(5,465)
Less: Accumulated change in fair value of reinsurance assets	(1,272)	(1,591)
Less: Accumulated change in fair value of mortgage loan assets	(1,225)	(2,051)
Total adjusted AHL common stockholder’s equity	$22,924	$22,313

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	September 30, 2025	December 31, 2024
Total debt	$7,856	$6,309
Add: 50% of preferred stock	1,235	1,577
Less: 50% of subordinated debt	888	588
Less: Adjustment to arrive at notional	175	134
Adjusted leverage	$8,028	$7,164

Total debt	$7,856	$6,309
Total AHL stockholders’ equity	20,411	16,360
Total capitalization	28,267	22,669
Less: Accumulated other comprehensive loss	(2,486)	(5,465)
Less: Accumulated change in fair value of reinsurance assets	(1,272)	(1,591)
Less: Accumulated change in fair value of mortgage loan assets	(1,225)	(2,051)
Less: Adjustment to arrive at notional	268	134
Total adjusted capitalization	$32,982	$31,642

Leverage ratio	36.5%	41.7%
Accumulated other comprehensive loss	(2.7)%	(7.1)%
Accumulated change in fair value of reinsurance assets	(1.4)%	(2.1)%
Accumulated change in fair value of mortgage loan assets	(1.3)%	(2.7)%
Adjustment to exclude 50% of preferred stock	(3.8)%	(5.0)%
Adjustment to exclude 50% of subordinated debt	(2.7)%	(1.9)%
Adjustment to arrive at notional	(0.3)%	(0.3)%
Adjusted leverage ratio	24.3%	22.6%

Note: The current year adjusted leverage ratio was updated to include preferred stock at notional, rather than fair value, within the calculation to align with the treatment of debt. The impact to previous period ratios was de minimis. Therefore, historical ratios were not adjusted.
The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$4,672	6.66%	$3,777	6.35%	$13,092	6.51%	$10,578	6.13%
Change in fair value of reinsurance assets	(75)	(0.11)%	(11)	(0.02)%	(203)	(0.10)%	(58)	(0.04)%
VIE earnings and noncontrolling interests	412	0.59%	362	0.61%	1,228	0.61%	930	0.54%
Forward points adjustment on FX derivative hedges	33	0.05%	30	0.05%	83	0.04%	113	0.06%
Held-for-trading amortization	(66)	(0.10)%	(30)	(0.05)%	(135)	(0.07)%	(73)	(0.04)%
Reinsurance impacts	(44)	(0.06)%	(54)	(0.09)%	(123)	(0.06)%	(173)	(0.10)%
ACRA noncontrolling interests	(1,250)	(1.78)%	(1,011)	(1.70)%	(3,483)	(1.73)%	(2,800)	(1.62)%
Other	64	0.09%	(20)	(0.03)%	17	0.01%	50	0.03%
Total adjustments to arrive at net investment earnings/earned rate	(926)	(1.32)%	(734)	(1.23)%	(2,616)	(1.30)%	(2,011)	(1.17)%
Total net investment earnings/earned rate	$3,746	5.34%	$3,043	5.12%	$10,476	5.21%	$8,567	4.96%

Average net invested assets	$280,607		$237,810		$268,056		$230,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$5,854	8.34%	$4,847	8.15%	$13,813	6.87%	$12,423	7.20%
Premiums	(117)	(0.17)%	(389)	(0.65)%	(351)	(0.18)%	(1,163)	(0.67)%
Product charges	(292)	(0.41)%	(267)	(0.45)%	(831)	(0.41)%	(756)	(0.44)%
Other revenues	(6)	(0.01)%	(4)	(0.01)%	(16)	(0.01)%	(9)	—%
FIA option costs	469	0.67%	410	0.69%	1,348	0.67%	1,204	0.70%
Reinsurance impacts	(27)	(0.04)%	(47)	(0.08)%	(84)	(0.04)%	(120)	(0.07)%
Non-operating change in insurance liabilities and embedded derivatives	(1,685)	(2.40)%	(1,252)	(2.11)%	(2,777)	(1.38)%	(2,965)	(1.72)%
Policy and other operating expenses, excluding policy acquisition expenses	(455)	(0.65)%	(573)	(0.96)%	(1,336)	(0.67)%	(1,307)	(0.76)%
Forward points adjustment on FX derivative hedges	75	0.11%	77	0.13%	201	0.10%	217	0.13%
AmerUs Closed Block fair value liability	(20)	(0.03)%	(55)	(0.09)%	(44)	(0.02)%	(27)	(0.02)%
ACRA noncontrolling interests	(1,220)	(1.74)%	(833)	(1.40)%	(2,803)	(1.39)%	(2,102)	(1.22)%
Other	85	0.12%	69	0.12%	221	0.11%	191	0.11%
Total adjustments to arrive at cost of funds	(3,193)	(4.55)%	(2,864)	(4.81)%	(6,472)	(3.22)%	(6,837)	(3.96)%
Total cost of funds	$2,661	3.79%	$1,983	3.34%	$7,341	3.65%	$5,586	3.24%

Average net invested assets	$280,607		$237,810		$268,056		$230,101

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
US GAAP policy and other operating expenses	$591	$687	$1,727	$1,653
Interest expense	(196)	(142)	(541)	(373)
Policy acquisition expenses, net of deferrals	(136)	(114)	(391)	(346)
Integration, restructuring and other non-operating expenses	(37)	(204)	(98)	(265)
Stock compensation expenses	(13)	(12)	(35)	(36)
ACRA noncontrolling interests	(84)	(88)	(281)	(253)
Other	(17)	(13)	(48)	(34)
Total adjustments to arrive at other operating expenses	(483)	(573)	(1,394)	(1,307)
Other operating expenses	$108	$114	$333	$346

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	September 30, 2025	December 31, 2024
Total investments, including related parties	$346,389	$291,491
Derivative assets	(8,884)	(8,154)
Cash and cash equivalents (including restricted cash)	16,950	13,676
Accrued investment income	3,735	2,816
Net receivable (payable) for collateral on derivatives	(4,197)	(4,602)
Reinsurance impacts	(5,904)	(4,435)
VIE and VOE assets, liabilities and noncontrolling interests	18,808	17,289
Unrealized (gains) losses	9,860	18,320
Ceded policy loans	(161)	(167)
Net investment receivables (payables)	(69)	97
Allowance for credit losses	788	720
Other investments	(135)	(87)
Total adjustments to arrive at gross invested assets	30,791	35,473
Gross invested assets	377,180	326,964
ACRA noncontrolling interests	(91,006)	(78,321)
Net invested assets	$286,174	$248,643

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	September 30, 2025	December 31, 2024
Investment funds, including related parties and consolidated VIEs	$22,827	$19,725
Certain equity securities included in trading securities	5	34
Investment funds within funds withheld at interest	920	900
Net assets of the VIE, excluding investment funds	(6,497)	(4,850)
Unrealized (gains) losses	(45)	92
ACRA noncontrolling interests	(3,613)	(3,731)
Investment in ADIP	(236)	—
Other assets	(178)	(170)
Total adjustments to arrive at net alternative investments	(9,644)	(7,725)
Net alternative investments	$13,183	$12,000

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	September 30, 2025	December 31, 2024
Total liabilities	$396,874	$337,469
Debt	(7,856)	(6,309)
Derivative liabilities	(4,853)	(3,556)
Payables for collateral on derivatives and short-term securities to repurchase	(6,319)	(8,988)
Other liabilities	(9,619)	(6,546)
Liabilities of consolidated VIEs	(1,700)	(1,640)
Reinsurance impacts	(12,867)	(11,861)
Ceded policy loans	(161)	(167)
Market risk benefit asset	(222)	(312)
ACRA noncontrolling interests	(86,826)	(72,164)
Total adjustments to arrive at net reserve liabilities	(130,423)	(111,543)
Net reserve liabilities	$266,451	$225,926

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and publicly traded common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of September 30, 2025 was $131.6 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of September 30, 2025 was $10.1 billion. Although our investment portfolio does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may seek to raise or hold additional cash and liquid assets to manage our liquidity risk and to take advantage of market dislocations as they arise.

We have access to additional liquidity through our credit facility and liquidity facility. The credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the credit facility. The credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of September 30, 2025. We entered into a new liquidity facility on June 27, 2025, which replaced our previous agreement dated as of June 28, 2024. The liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The liquidity facility has a commitment termination date of June 26, 2026, subject to additional 364-day extensions, and was undrawn as of September 30, 2025. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of September 30, 2025 and December 31, 2024, approximately 84% and 82%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2025 and December 31, 2024, approximately 68% and 66%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of September 30, 2025, approximately 37% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 52% were subject to penalty upon surrender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of September 30, 2025 and December 31, 2024, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2025 and December 31, 2024, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $21.0 billion and $15.6 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2025, our total maximum borrowing capacity under the FHLB facilities was limited to $62.4 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2025, we had the ability to draw up to an estimated $27.0 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of September 30, 2025 and December 31, 2024, the payables for repurchase agreements were $2.8 billion and $5.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.0 billion and $5.9 billion, respectively. As of September 30, 2025, payables for repurchase agreements, based on original issuance, were comprised of $75 million of short-term and $2.7 billion of long-term repurchase agreements. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of September 30, 2025, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of September 30, 2025, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2025	2024
Net income	$3,323	$3,825
Non-cash revenues and expenses	(1,205)	(2,335)
Net cash provided by operating activities	2,118	1,490
Sales, maturities and repayments of investments	60,684	45,052
Purchases of investments	(110,597)	(90,413)
Other investing activities	(391)	(47)
Net cash used in investing activities	(50,304)	(45,408)
Inflows on investment-type policies and contracts	69,269	57,013
Withdrawals on investment-type policies and contracts	(16,821)	(16,054)
Other financing activities	(568)	2,933
Net cash provided by financing activities	51,880	43,892
Effect of exchange rate changes on cash and cash equivalents	13	3
Net increase (decrease) in cash and cash equivalents	$3,707	$(23)

Note: Cash and cash equivalents includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $2.1 billion and $1.5 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2025 compared to 2024 was primarily driven by an increase in net investment income, partially offset by an increase in cash paid for interest on funding agreements and debt, policy acquisition expenses and other operating expenses as well as lower cash received from pension group annuity transactions.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $50.3 billion and $45.4 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2025 compared to 2024 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from strong organic growth compared to 2024, cash paid for the settlement of derivatives in 2025 compared to cash received in 2024 and an increase in cash collateral posted by us for derivative transactions in 2025, partially offset by an increase in sales, maturities and repayments of investments and an increase in net investment payables in 2025.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $51.9 billion and $43.9 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2025 compared to 2024 was primarily attributable to higher cash received from funding agreement, deferred annuity and guaranteed investment contract inflows, net of cash outflows, an increase in net capital contributions and the payment of less preferred stock dividends in 2025. These increases were partially offset by an increase in cash used for the repayment of outstanding repurchase agreements compared to 2024, a decrease in cash collateral posted by counterparties for derivative transactions compared to 2024, cash paid for the redemption of our Series C preferred stock in the second quarter of 2025 and the payment of more common stock cash dividends in 2025 as 2024 included an assets in kind dividend of certain alternative investments to AGM in lieu of a cash dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of September 30, 2025:

	Payments Due by Period
(In millions)	2025	2026-2027	2028-2029	2030 and thereafter	Total
Interest sensitive contract liabilities	$9,805	$64,484	$93,620	$141,828	$309,737
Future policy benefits	833	6,046	5,533	36,594	49,006
Market risk benefits	—	—	—	6,965	6,965
Other policy claims and benefits	114	—	—	—	114
Dividends payable to policyholders	2	17	14	55	88
Debt[1]	149	879	1,818	14,575	17,421
Securities to repurchase[2]	113	1,529	819	796	3,257
Total	$11,016	$72,955	$101,804	$200,813	$386,588

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2025 interest rate.

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

We declared common stock cash dividends of $188 million on July 29, 2025, payable to the holder of AHL’s common stock with a record date of September 12, 2025 and payment date of September 15, 2025. We have paid $563 million in common stock cash dividends for the nine months ended September 30, 2025.

During the third quarter of 2024, we declared dividends on our outstanding common stock, which were provided to AGM in the form of assets in kind valued at an aggregate amount of $499 million. In addition to the third quarter dividend, we paid $374 million in common stock cash dividends for the nine months ended September 30, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The maximum distribution permitted by law or contract is not necessarily indicative of our actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect our ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best Company, Inc., Fitch and Moody’s, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

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

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of September 30, 2025 (in millions, except percentages):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of September 30, 2025 (in millions, except share, per share data and percentages):

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

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of September 30, 2025.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of September 30, 2025 and December 31, 2024, the revolving note payable had an outstanding balance of $2.1 billion and $1.6 billion, respectively.

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

There have been no material changes to our market risk exposures from those previously disclosed in our 2024 Annual Report, except as described below.

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of September 30, 2025, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $3.5 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2024, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $3.0 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $10 to $15 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of September 30, 2025, the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $11.0 billion, net of the amount attributable to the noncontrolling interests. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of September 30, 2025, when compared to December 31, 2024, was driven by the decrease in our net floating rate position primarily related to hedging actions undertaken in the third quarter of 2025.

Changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected GLWB and GMDB rider benefits, included within our market risk benefit reserve, are amortized within cost of funds in spread related earnings over the life of the business. Assuming a parallel increase in interest rates of 25 basis points, the estimated impact to spread related earnings over a 12-month period related to market risk benefits would be an increase of approximately $30 to $50 million, and a parallel decrease in interest rates of 25 basis points would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income before income taxes” in our reconciliation between net income available to AHL common stockholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of September 30, 2025, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Descriptions of certain legal proceedings affecting us, if any, are included in Note 12 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in Part I–Item 1A. Risk Factors of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

As previously disclosed, the Company entered into a letter agreement (Letter Agreement) with Martin P. Klein memorializing the terms of his transition from the Company. Pursuant to the terms of the Letter Agreement, on November 4, 2025, the parties agreed that the last day of Mr. Klein’s employment with the Company will be January 2, 2026.

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

ATHENE HOLDING LTD.

Date: November 10, 2025	/s/ Louis-Jacques Tanguy
Louis-Jacques Tanguy
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)