Form 10-K
period 2025-12-31
Athene Holding Ltd.
filed 2026-02-25
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 23, 2026, 203,805 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	222

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
•increases in our tax liability resulting from the implementation in various jurisdictions of measures to introduce the Organisation for Economic Cooperation and Development’s (OECD) “Pillar Two” global minimum tax initiative, or similar rules in other jurisdictions (including the enacted corporate income tax in Bermuda or otherwise);
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

Risk Factors Summary

Our business faces significant risks. The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operation and cash flows, which should be read in conjunction with the detailed description of these risks in Item 1A. Risk Factors. These risks should be read in conjunction with the other information in this report. Capitalized terms used below and not previously defined herein shall have the respective meanings set forth elsewhere in this report. The factors that make an investment in our business speculative or risky include:

•Evolving political, market and economic conditions.
•Our dependence on management’s assumptions and estimates.
•Our ability to maintain our financial strength ratings.
•Our operations in a highly competitive industry.
•Our significant reliance on third parties for various services.
•Artificial intelligence increasing competitive, operational, legal and regulatory risks.
•Our reliance on technology and information systems.
•Our ability to effectively manage our liquidity and capital resources.
•The credit risk of our counterparties, including ceding companies, reinsurers, plan sponsors and derivative counterparties.
•Investments by us in illiquid assets.
•Our ability to deal appropriately with conflicts of interests.
•Our dependence on Apollo as our investment manager.
•Our ability to comply with the extensive regulation of our business.
•The tax treatment of our structure, which is complex and subject to change.
•The possibility that we may be subject to U.S. federal income tax in amounts greater than expected.
•The impact of a number of new minimum tax regimes and their implementation.
•Our exposure to third-party litigation.

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AAA Lux	Apollo Aligned Alternatives Lux Aggregator, LP
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 1A	Athene Co-Invest Reinsurance Affiliate 1A Ltd., a Bermuda reinsurance subsidiary
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ACRA 2A	Athene Co-Invest Reinsurance Affiliate 2A Ltd., a Bermuda reinsurance subsidiary
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program
ADIP II	Apollo/Athene Dedicated Investment Program II
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
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
Bermuda capital
The capital of Athene’s non-US reinsurance subsidiaries as reported in the Bermuda statutory financial statements, adjusted to exclude deferred tax assets related to the enactment of the Government of Bermuda Corporate Income Tax Act 2023. Bermuda statutory financial statements apply US statutory accounting principles for policyholder reserve liabilities, which we also subject to US cash flow testing requirements. There are certain differences between Bermuda statutory and US statutory frameworks that result in Consolidated RBC being approximately 20 RBC points higher as of December 31, 2025. The primary driver of this difference is that Bermuda statutory financial statements require that assets assumed as part of a reinsurance transaction and any assets sold are recorded at their market value, without posting an interest maintenance reserve.

Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC Ratio.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity or life contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC, with immaterial adjustments for net assets at the holding company.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on deferred annuities, including, with respect to our indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges, excluding market value adjustments, and certain other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities, as well as surplus assets. Gross invested assets include (a) total investments on the consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMA	Investment management agreement
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
MCR	Minimum capital requirements

Term or Acronym	Definition
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	Represent the investments that directly back our net reserve liabilities, as well as surplus assets. Net invested assets include (a) total investments on the consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) forward points gains and losses on foreign exchange derivative hedges, (c) amortization of premium/discount on held-for-trading securities, (d) the change in fair value of reinsurance assets, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder and institutional liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments), as well as integration, restructuring, stock compensation and certain other items which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder and institutional obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
Unlocking	Assumption unlocking is the annual process of revising current assumptions that impact the projection of benefits to align with recent experience. This may result in an immediate impact that may be favorable, resulting in a reduction in reserves or an increase in VOBA, or unfavorable, resulting in an increase in reserves or a decrease in VOBA.
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AAIA, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

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

We focus on generating spread income by combining our two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of Apollo’s asset management business to actively source or originate assets with our preferred risk and return characteristics. Our investment philosophy is to invest a portion of our assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalize on our long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. Our differentiated investment strategy benefits from our relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo provides us with access to Apollo’s investment professionals around the world, as well as Apollo’s global asset management infrastructure across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience.

Apollo’s asset management expertise supports the sourcing and underwriting of assets for our portfolio. We are invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. We establish risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, we manage the risk of rising interest rates by strategically allocating a meaningful portion of our investment portfolio into floating rate securities. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. We also maintain holdings in less interest rate-sensitive investments, including collateralized loan obligations (CLO), non-agency residential mortgage-backed securities (RMBS) and various types of structured products, consistent with our strategy of pursuing incremental yield by assuming liquidity and complexity risk, rather than assuming incremental credit risk.

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

We use, and may continue to use, derivatives, including swaps, options, futures and forward contracts, and reinsurance contracts, to hedge risks such as current or future changes in the fair value of assets and liabilities, current or future changes in cash flows and changes in interest rates, equity markets, currency fluctuations and longevity.

Relationship with Apollo

We are a subsidiary of AGM. Through this relationship, Apollo allows us to leverage the scale of its asset management platform to source attractive assets for our investment portfolio. In addition to co-founding the Company, Apollo assists us in identifying and capitalizing on acquisition and block reinsurance opportunities that have helped us significantly grow our business. Six of our twelve directors are employees of or consultants to, or are otherwise affiliated with, Apollo, including (1) our Executive Chairman and Chief Investment Officer, who is also a member of the board of directors and an executive officer of Apollo, and the Chief Executive Officer of Apollo Insurance Solutions Group LP (ISG), our investment manager and a subsidiary of AGM, and (2) our Chief Executive Officer, who is a Partner and an executive officer of Apollo. Additionally, our Chief Financial Officer is a Partner and employee of Apollo. See Item 1A. Risk Factors–Risks Relating to Our Relationship with Apollo–There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred stock and Item 13. Certain Relationships and Related Transactions, and Director Independence.

Growth Strategy

The key components of our long-term growth strategy are as follows:

•Expand Our Organic Distribution Channels – We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels throughout the US, including expanding our product offering and distribution capabilities to help meet growing retirement needs. We plan to supplement our domestic growth through international expansion, particularly in Asia. These organic channels generally allow us to adjust our product mix to originate liabilities that meet our return targets in diverse market environments.

Item 1.    Business
We expect our retail channel to continue to benefit from our credit profile, strong financial position, suite of capital-efficient products and product design capabilities. We believe that this should support growth in sales at our desired cost of funds through increased volumes in each of our existing retail channels, including expanding our bank and broker-dealer networks. However, we do not seek to achieve volume growth at the expense of profitability. As a result, we adjust our retail pricing rapidly for changes in asset yields.

Within our flow reinsurance channel, we expect our credit profile and growing reputation as a valuable reinsurance counterparty will enable us to attract additional flow reinsurance partners while continuing to support strong volumes with existing counterparties. Our ability to provide attractive solutions to reinsurance partners was demonstrated by our entry into the Japanese and other Asia-Pacific markets with the establishment of several partnerships across the APAC region and in the US over the past several years. Similar to our retail channel, we do not seek to achieve volume growth at the expense of profitability and, therefore, tend to respond rapidly to adjust our pricing for changes in asset yields.

We expect to grow our institutional channel by continuing to engage in programmatic issuances of funding agreements and pursuing additional pension group annuity transactions. Our demonstrated ability to create customized solutions for pension group annuity counterparties seeking to reduce or eliminate their exposure to pension obligations will continue to allow us to be active in this channel. Although the competitive environment and litigation against certain of our pension group annuity clients has limited the number of transactions more recently, going forward, we expect to build on our overall growth in the US and explore options for transactions in other jurisdictions.

•Pursue Attractive Inorganic Growth Opportunities – We plan to continue leveraging our expertise in sourcing and evaluating inorganic transactions to grow our business profitably. We believe that our demonstrated ability to successfully consummate complex transactions, strong ratings, deep access to capital, and asset management expertise through our partnership with Apollo, provides us with distinct advantages relative to other acquisition and block reinsurance counterparty candidates. Furthermore, we have achieved sufficient scale to provide meaningful operational synergies for the businesses and blocks of business that we acquire and reinsure, respectively. Consequently, we believe that we are an attractive partner to insurance companies seeking to release capital backing asset intensive business lines or restructure certain aspects of their businesses.

•Expand Our Product Offering – We seek to build products that meet our policyholders’ retirement savings objectives, such as accumulation, income and legacy planning. Our products are customized for each of the retail channels through which we distribute, including independent marketing organizations (IMOs), banks, and independent broker dealers, and represent innovative solutions that meet the needs of policyholders in each of these channels. We continue to release updated or new products to meet the evolving needs of policyholders. Our diverse Fixed Indexed Annuity (FIA) product offerings are complemented by a number of innovative custom indices, which allow our customers to gain access to sophisticated strategies that are designed for better performance within our products. During 2025, approximately 55% of sales went to custom indices that are only available through our products. In 2025, Athene was recognized for its indexed annuity lineup by winning “Deal of the Year - FIA” for its Athene Protector product from Structured Retail Products and “Best Carrier” from Structured Product Intelligence.

In addition to existing markets, we are creating products that capitalize on the capabilities of both Apollo and Athene to enter new markets to help meet growing retirement needs. In 2025, we launched and issued our first Guaranteed Investment Contract (GIC) to defined contribution stable value funds and began selling structured settlement annuities. To better position us to expand distribution of annuities to defined contribution plans, we acquired Advantage Retirement Solutions, which was rebranded to Vitera, and made enhancements to our annuity offering with Vitera in 2025. Vitera provides guaranteed lifetime income as an asset class by using its flagship technology to embed that asset class into a target date fund using group fixed indexed annuities with guaranteed lifetime withdrawal benefits that we and other insurance carriers issue. We plan to continue to innovate and develop new products suitable for defined contribution plans, stable value funds, health savings accounts and international retirement markets.

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

Products

We principally offer two product lines: annuities and funding agreements. Our primary product line is annuities, which include fixed rate, indexed, payout and group annuities issued in connection with pension group annuity transactions and defined contribution plans. We also offer funding agreements, including those issued to institutions via direct issuances, those issued to the Federal Home Loan Bank (FHLB) and those issued to special-purpose unaffiliated trusts in connection with our funding agreement backed notes (FABN) and secured funding agreement backed repurchase agreement (FABR) programs.

The following summarizes our gross premiums and deposits by product, net of external ceded reinsurance:

	Years ended December 31,
(In millions)	2025	2024	2023
Annuities
Indexed	$16,718	$13,877	$12,012
Fixed rate	28,052	23,880	34,594
Pension group annuities	752	918	10,374
Payout	637	362	318
Total annuity products	46,159	39,037	57,298
Funding agreements[1]	35,375	28,748	7,193
Life and other[2]	2,116	234	2,247
Gross premiums and deposits, net of external ceded reinsurance	$83,650	$68,019	$66,738

[1] Funding agreements are comprised of funding agreements issued under our FABN program, secured and other funding agreements, which include our FABR program and direct funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements.

[2] Life and other primarily includes premium from whole life block reinsurance transactions in 2023 and 2025 as well as deposits from guaranteed investment contracts in 2025.

Gross premiums and deposits are comprised of all products’ deposits, which generally are not included in revenues on the consolidated statements of income, and premiums collected. Gross premiums and deposits include directly written business, flow reinsurance assumed, as well as premiums and deposits generated from assumed block reinsurance transactions, net of those ceded through reinsurance to third-party reinsurers. Organic and inorganic inflows do not correspond to the gross premiums and deposits presented above as gross premiums and deposits include renewal deposits and annuitizations, as well as premiums and deposits from certain legacy life and other products, all of which are not included in our organic inflows.

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

Item 1.    Business
The following summarizes our net reserve liabilities by product:

	December 31,
(In millions, except percentages)	2025		2024
Annuities
Indexed	$87,322	32.2%	$82,711	36.6%
Fixed rate	77,774	28.7%	62,705	27.8%
Pension group annuities	25,088	9.2%	24,986	11.1%
Payout	5,066	1.9%	4,701	2.1%
Total annuity products	195,250	72.0%	175,103	77.6%
Funding agreements[1]	71,433	26.3%	47,384	21.0%
Life and other	4,550	1.7%	3,439	1.4%
Total net reserve liabilities	$271,233	100.0%	$225,926	100.0%

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

Fixed Indexed Annuities – FIAs are the largest percentage of our net reserve liabilities. FIAs are a type of insurance contract in which the policyholder makes one or more premium deposits that earn interest, on a tax deferred basis, at a crediting rate based on a specified market index, subject to a contractually specified cap, spread or participation rate. FIAs allow policyholders the possibility of earning interest without significant risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. We generally buy options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.

Registered Index-Linked Annuities (RILA) – RILAs are similar to FIAs in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, RILAs have the potential for higher returns but also have the potential for risk of loss to principal and related earnings. RILAs provide the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a contractually specified cap or adjusted for a contractually specified participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with contractually specified downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A “buffer” is protection from negative exposure up to a certain percentage, such as 10 or 20 percent. A “floor” is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the “floor,” but is protected against any loss in excess of this amount).

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

We generate income on fixed rate, indexed and payout annuity products by earning an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including fixed interest credited to customers, option costs on indexed products, the cost of providing guarantees (net of rider fees) and policy issuance, maintenance and distribution costs.

Private Placement Variable Annuities (PPVA) – PPVAs are not registered with the SEC and currently are only offered by private placement to purchasers meeting the requirements as a qualified purchaser and/or an accredited investor under applicable federal securities laws. Variable annuities allow policyholders to participate directly in the investment experience of the underlying investment vehicles offered through the product. In a variable annuity, the policyholder assumes the full investment risk of the investment options chosen. The product allows the policyholder to allocate their money to a variety of variable separate account divisions that invest in a suite of underlying investment options and the potential to accumulate cash value on a tax-deferred basis. Our PPVA products provide access to a suite of Apollo managed funds and other product offerings with no surrender charges and no guaranteed lifetime withdrawal benefit (GLWB) or guaranteed minimum death benefit (GMDB) features. We generate income on our PPVA products by collecting a fee that is a function of the policyholder’s account value.

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

Income riders, particularly on FIAs, have become popular among policyholders. The Life Insurance and Market Research Association (LIMRA) estimates that approximately 16% of fixed annuity premium in the US for the nine months ended September 30, 2025 (the most recent period that specific market share data is currently available) included an income rider. As of December 31, 2025, approximately 24% of our deferred annuity account value contained rider benefits. This includes annuities with income riders sourced through retail and reinsurance operations, as well as acquisitions. Of the deferred annuities sourced through our retail and flow reinsurance channels, for the year ended December 31, 2025, 1% contained participating income riders and 13% contained guaranteed income riders.

Withdrawal Options for Deferred Annuities

After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (MVA), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy, which generally ranges from 3 to 20 years. The surrender charge for most of our products at contract inception is generally between 7% and 15% of the contract value and typically decreases by approximately half a percentage point to one percentage point per year during the surrender charge period. The weighted average base surrender charge (excluding the impact of MVAs) was 6% for our deferred annuities as of December 31, 2025.

At maturity, the policyholder may elect to receive proceeds in the form of a single payment or an annuity. If the annuity option is selected, the policyholder will receive a series of payments over the policyholder’s lifetime or over a fixed number of years, depending upon the terms of the contract. Some contracts permit annuitization prior to maturity.

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

Group fixed indexed annuities are issued as part of Vitera’s guaranteed lifetime income solution for defined contribution plans. This involves the use of a target date fund, which can serve as a defined contribution plan’s qualified default investment alternative. The target date fund provides guaranteed lifetime income by purchasing group fixed indexed annuities with guaranteed lifetime withdrawal benefits that we issue to the target date fund. The fixed indexed annuities are an asset class within the target date fund’s asset allocation. The allocation to fixed indexed annuities begins, on average, at age 47 for each vintage of the target date fund and gradually increases with incremental purchases of group fixed indexed annuities to provide a pre-defined level of guaranteed income starting at age 65.

Item 1.    Business
We generate income on group fixed indexed annuity products distributed to defined contribution target date funds in a similar manner to our fixed indexed annuities sold through the retail distribution channel. Specifically, we earn an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including option costs, the cost of providing guarantees and institutional policy issuance, maintenance and distribution costs.

Funding Agreements

We issue funding agreements opportunistically to institutional investors at attractive risk-adjusted funding costs. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. If the interest rate is a floating rate, it may be linked to the Secured Overnight Financing Rate, the federal funds rate or another major index. We also include repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

Life and Other

Life and other products include life insurance policies assumed through reinsurance transactions, guaranteed investment contracts issued in connection with defined contribution plans, other retail products, including legacy run-off or ceded business, and statutory closed blocks.

Guaranteed investment contracts are designed similar to funding agreements, where the contract holder is guaranteed a return of principal plus interest.

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

Retail

We have built a scalable platform that allows us to originate and rapidly grow our business in deferred annuity products. We have developed a suite of retirement savings products, distributed through our network of 41 IMOs, 18 banks and 163 broker-dealers, collectively representing approximately 152,000 independent agents in all 50 states. Additionally, we distribute structured settlements through our network of specialized structured settlement annuity brokers. We are focused in every aspect of our retail channel on providing high quality products and service to our policyholders and maintaining appropriate financial protection over the life of their policies.

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

Within our flow reinsurance channel, we conduct third-party flow reinsurance transactions through our insurance subsidiaries. Flow reinsurance also includes recurring premium from block reinsurance transactions. As a reinsurer, we partner with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. We target reinsuring spread-based liabilities which can include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities, whole life insurance, universal life insurance, indexed universal life insurance and institutional products.

Item 1.    Business
Institutional

Our institutional channel includes funding agreements, guaranteed investment contracts, pension group annuity transactions and group fixed indexed annuities issued in connection with defined contribution plans.

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

Guaranteed Investment Contracts

Guaranteed investment contracts are marketed to stable value fund managers to support stable value investment options within defined contribution plans.

Pension Group Annuities

We partner with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants through pension group annuities. We work with advisors, brokers and consultants to source pension group annuity transactions and design solutions that meet the needs of prospective pension group annuity counterparties and their participants, with a focus on medium- and large-sized deals involving retirees and/or deferred participants that are structured as either a buyout or a buy-in transaction. Since entering the pension group annuity market in 2017, we have closed 50 deals resulting in the issuance or reinsurance of group annuities of $53.4 billion with more than 528,000 plan participants as of December 31, 2025.
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

Group Fixed Indexed Annuities

Group fixed indexed annuities are issued as part of Vitera’s guaranteed lifetime income solution through a target date fund within defined contribution plans. The defined contribution market involves several stakeholders, including asset managers and plan record-keepers. Vitera partners with select asset managers and plan record-keepers to market the guaranteed lifetime income target date fund to institutions that sponsor defined contribution plans to have these institutions add the guaranteed lifetime income target fund to their fund offering with a particular focus in having the target date fund deemed as the qualified default investment alternative. Vitera also has direct outreach efforts to larger institutions to market the product.

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

As we continue to expand into new markets and geographies, we have been disciplined in only retaining liabilities that are core to our strategy and competitive advantages. This can be accomplished through structural solutions, including mortality and longevity reinsurance. For example, in our most recent Japanese block reinsurance transactions in 2025 and 2023, we entered into an arrangement with a highly rated reinsurer to retrocede all the mortality risk associated with the whole life liability.

Item 1.    Business
We plan to continue leveraging our expertise in sourcing and evaluating transactions to profitably grow our business. We believe our demonstrated ability to source transactions, consummate complex transactions and reinvest assets into higher yielding investments, as well as our access to capital provide us with distinct advantages relative to other acquisition or block reinsurance candidates.

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

As part of our direct origination strategy, we may invest in two types of equity investments. First, we make investments in the equity of asset origination platforms themselves. Second, we retain equity risk alongside our investments in investment grade tranches of the assets that Apollo directly originates. We typically refer to both of these types of equity investments as ‘alternatives.’ In 2022, we contributed certain of our net alternative investments to Apollo Aligned Alternatives Aggregator, L.P. (AAA), a consolidated variable interest entity (VIE), in exchange for limited partnership interests in the fund. In 2025, a portion of our investments in AAA were converted to investments in Apollo Aligned Alternatives Lux Aggregator, L.P. (AAA Lux), a consolidated VIE with alternative investments designed primarily for foreign investors. Apollo established AAA and AAA Lux for the purpose of providing a vehicle through which we and third-party investors, including foreign investors, can participate in a portfolio of alternative investments. AAA and AAA Lux enhance Apollo’s ability to increase alternative assets under management (AUM) while also allowing us to achieve greater scale and diversification for alternatives.

We and Apollo have made and are continuing to make significant investments in establishing a portfolio of asset origination platforms and investment teams across a variety of asset classes. In connection with this effort, we have made and are expected to continue to make investments in certain direct origination platforms. These investments may take the form of debt and/or equity and align with our investment strategy as it relates to alternative investments. Certain of the asset origination platforms in which we have invested and/or have sourced directly originated assets in the past or may source directly originated assets in the future are set forth below.

Item 1.    Business

Wheels, Inc. (Wheels) is a US-based fleet management company that provides vehicle leasing and comprehensive fleet administration services to corporate and institutional clients. Wheels manages more than 800,000 vehicles nationwide and oversees billions of dollars in associated vehicle assets. The company’s activities include vehicle acquisition and delivery, maintenance and repair management, licensing and compliance administration, fuel and telematics program administration, safety and accident management services and vehicle remarketing. Wheels maintains long-standing customer relationships with high retention rates, and its multi-year service arrangements and essential-use fleet activities contribute to a recurring, annuity-like earnings profile.
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

MidCap FinCo LLC (MidCap Financial) is a commercial finance company that provides various financial products to middle-market businesses in multiple industries, primarily located in the US. MidCap Financial primarily originates and invests in commercial and industrial loans, including senior secured corporate loans, working capital loans collateralized mainly by accounts receivable and inventory, senior secured loans collateralized by portfolios of commercial and consumer loans and related products, secured loans to highly capitalized pharmaceutical and medical device companies, and commercial real estate loans, including multifamily independent-living properties, assisted living, skilled nursing and medical office properties, warehouse, office building, hotel and other commercial use properties and multifamily properties. MidCap Financial originates and acquires loans using borrowings under financing arrangements that it has in place with numerous financial institutions.

Apterra Infrastructure Capital, LLC (Apterra) is a US-based infrastructure credit platform that originates, structures, and invests in senior secured loans across core infrastructure sectors, including energy transition, digital infrastructure, power and transportation. The platform provides tailored debt capital solutions to project developers, sponsors and strategic investors, spanning both investment-grade private placements and higher-yielding structured credit. The business is underpinned by disciplined underwriting, lead-arranging capabilities and a flexible capital model that enables it to serve a broad range of borrower profiles.
Aqua Finance, Inc. (Aqua Finance) is a US consumer loan originator and servicer providing secured financing solutions for primarily prime and super-prime customers. The company is active in two primary business lines: home improvement (renovations) and recreation (RVs and power sports).
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

Item 1.    Business
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

As discussed previously in –Growth Strategy, we seek to achieve profitable growth by executing on our growth strategy, which requires that we have access to adequate amounts of capital. Our deployable capital and uses thereof are set forth below.

Deployable Capital
Our deployable capital is comprised of capital from three sources: excess equity capital, untapped leverage capacity and available undrawn capital commitments from ACRA. As of December 31, 2025, we estimate that we had approximately $8.6 billion in capital available to deploy, consisting of approximately $3.2 billion in excess equity capital, $2.6 billion in untapped leverage capacity, and $2.8 billion in available undrawn capital at ACRA. We determine our untapped leverage capacity by comparing our leverage ratio and adjusted leverage ratio, which were 36.4% and 24.4%, respectively, as of December 31, 2025, against our estimated maximum adjusted leverage ratio of 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies.

ACRA

To support growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. Athene Life Re Ltd. (ALRe) directly owns 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo, owning the remaining 63% of the economic interests. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. ALRe directly owns 37% of the economic interests in ACRA 2 and all of ACRA 2’s voting interests, with Apollo/Athene Dedicated Investment Program II (ADIP II), a fund managed by Apollo, owning the remaining 63% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

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

Item 1.    Business
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

As of December 31, 2025, ALRe, Athene Life Re International Ltd. (ALReI) and Athene Annuity Re Ltd. (AARe) had retroceded to ACRA $142.1 billion of reserve liabilities. In connection with future Participating Transactions, ACRA 2 will draw from ADIP II and ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above.

As of December 31, 2025, ADIP II raised approximately $6.0 billion in capital commitments, of which $2.8 billion was available to deploy into future transactions. As of December 31, 2025, there were no remaining ADIP I capital commitments available to deploy.

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

Reinsurance

Internal Ceded Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by our US insurance subsidiaries are reinsured to our Bermuda reinsurance subsidiaries. We maintain the same policyholder benefit reserves under Bermuda statutory reserves as we do under US statutory reserves. We also retrocede certain organic and inorganic business to ACRA. Our internal reinsurance structure provides us with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of our Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of our internal reinsurance structure and third-party direct to Bermuda business, a significant majority of our aggregate capital is held by our Bermuda reinsurance subsidiaries.

We use two principal forms of internal reinsurance arrangements, modco and coinsurance on a funds withheld basis (funds withheld). Under modco, the reinsured reserves are retained by the US cedant, whereas under funds withheld, the Bermuda reinsurer is required to establish reserves for the obligations ceded. Under both modco and funds withheld, the Bermuda reinsurer holds capital against the reserves and the US cedant retains physical possession and legal ownership of the assets supporting the reserves. The profit and loss with respect to the obligations ceded flow from the US cedant to the Bermuda reinsurer through periodic net settlements. Generally, our modco and funds withheld agreements require the US cedant to establish a segregated account in which the assets supporting the ceded obligations are maintained. The US cedant is authorized under the respective agreement to make payments on the ceded obligations directly from the segregated account. The assets maintained in the segregated account are valued at US statutory carrying value for purposes of determining settlement amounts. Under the respective agreements, the US cedants have an obligation to make payments to the Bermuda reinsurers to the extent that the statutory carrying value of the assets maintained in the applicable segregated account exceeds 100% of the reserves maintained in respect of the reinsured business, and the Bermuda reinsurers have an obligation to make payments to the US cedants to the extent that the statutory carrying value of the assets maintained in the applicable segregated account is less than 100% of the reserves maintained in respect of the reinsured business.

Third-Party Ceded Reinsurance

In addition, from time to time, we may opportunistically cede certain business from our US insurance subsidiaries, or Bermuda reinsurance subsidiaries, to third party reinsurers, to generate capital and/or limit our exposure to certain risks.

Item 1.    Business
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

Ratings

As of December 31, 2025, each of our significant insurance subsidiaries is rated “A+” or “A1” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve our financial strength ratings aspirations, we may choose to retain additional capital above the level required by the rating agencies to support our operating needs. We believe there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in our financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs.

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

As of February 23, 2026, A.M. Best Company, Inc. (A.M. Best), S&P Global, Inc. (S&P), Fitch Ratings, Inc. (Fitch) and Moody’s Ratings, Inc. (Moody’s) had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	A.M. Best	S&P	Fitch	Moody’s
Athene Holding Ltd.
Long-Term Issuer Credit Rating/Issuer Default Rating	a-	A-	A-	NR
Outlook	Stable	Stable	Stable	NR
Athene Insurance Subsidiaries[1]
Financial Strength Rating	A+	A+	A+	A1
Outlook	Stable	Stable	Stable	Stable

[1] Athene insurance subsidiaries include AARe, ALRe, ALReI, AAIA, Athene Annuity & Life Assurance Company of New York (AANY), Athene Life Insurance Company of New York (ALICNY), Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA 1A), Athene Co-Invest Reinsurance Affiliate 1B Ltd. (ACRA 1B), Athene Co-Invest Reinsurance Affiliate 2A Ltd. (ACRA 2A), Athene Co-Invest Reinsurance Affiliate 2B Ltd. (ACRA 2B) and Athene Co-Invest Reinsurance Affiliate International Ltd. ALICNY is not rated by S&P, Fitch and Moody's.

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

We experience competition in the annuity market from traditional carriers and new entrants. Principal competitive factors for fixed annuities are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. See Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations–US Industry Trends and Competition–Competition for a discussion of our ranking and market share within the total annuity, total fixed annuity, FIA and RILA markets.

Item 1.    Business
Reinsurance markets are highly competitive, as well as cyclical by product and market. Within the reinsurance market, we compete with other insurance and reinsurance companies based on many factors, including, among other things, financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The impact of these and other factors is generally not consistent across lines of business, domestic and international geographical areas, and distribution channels.

We encounter strong competition within our institutional channel. With respect to funding agreements, namely those issued in connection with our FABN program, we compete with other insurers that have active FABN programs. Within the funding agreement market, we compete primarily on the basis of financial strength and interest rates. With respect to guaranteed investment contracts, we compete with other insurers that have an active guaranteed investment contract program primarily on the basis of interest rates. With respect to group annuities, we compete with other insurers that offer such annuities. Within the pension group annuities market, we compete primarily on the basis of participant security, price, underwriting, investment capabilities and our ability to provide quality service to the corporate sponsor’s pension participants. Within the group annuity market for defined contribution plans, we compete primarily on overall product features and design, brand recognition and financial strength ratings.

Finally, we experience competition in the market for acquisition targets and profitable blocks of insurance. Such competition has intensified as insurance businesses become more attractive acquisition targets for both other insurance companies and financial institutions and as the already substantial consolidation in the financial services industry continues. We compete for potential acquisition and block reinsurance opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing we are able to offer, which, to the extent we determine to finance a transaction, is in turn dependent on our ability to do so on suitable terms. We have demonstrated patience in only pursuing transactions that meet our internal risk and return objectives. With the backdrop of increasing competition, we believe our demonstrated ability to source and consummate large and complex transactions and our inroads in other adjacent markets, including the Japanese savings market, is a competitive advantage over other potential acquirers.

Human Capital Management

As of December 31, 2025, we had approximately 1,970 employees, primarily located in the US. We believe our employee relations are good. None of our employees are subject to collective bargaining agreements, nor are we aware of any efforts to implement such agreements.

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

Employee satisfaction and engagement are critical metrics for us. We administer an annual engagement survey to gather feedback, which is reviewed by management and shared with employees. We use these insights to inform and adjust our business practices. High participation is encouraged to ensure the feedback is meaningful.

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

Item 1.    Business
Expanding Opportunity and Well-being

Expanding Opportunity reflects our commitment to fostering a work environment where everyone can thrive. We strive to build a culture in which every individual feels a sense of belonging and is valued, supported, and inspired to do their best work.

We focus on attracting a diverse workforce and providing our employees with opportunities for ongoing growth and career development. Merit is our guiding principle in hiring and promotion. In every search, we seek a broad pool of candidates and evaluate them through an objective, unbiased process. Ultimately, we select the individual best suited for the role.

We also recognize that well-being is fundamental to a thriving workplace. That is why we are dedicated to supporting the physical, emotional, social, and financial wellness of our employees, ensuring they have the resources and support needed to succeed both personally and professionally.

Athene Charitable Foundation

The Athene Charitable Foundation is deeply committed to making a meaningful difference in the communities where Athene employees live and work. Through hands-on volunteerism, strategic philanthropic giving, and purposeful community outreach, the Athene Charitable Foundation strives to create lasting, positive impact. Guided by four core pillars, education, human services, health and well-being, and environmental sustainability, the Athene Charitable Foundation’s efforts reflect a shared belief that strong communities are built when opportunity, compassion, and responsibility come together.

Regulation

A summary of certain of the laws, regulations and frameworks to which we are subject is set forth below.

Domestic Regulation Overview

Each of our US insurance subsidiaries, primarily AAIA and AANY, is organized and domiciled in either Iowa or New York (each, an Athene Domiciliary State) and also licensed in such state as an insurer.

The insurance department of each Athene Domiciliary State regulates the applicable US insurance subsidiary, and each US insurance subsidiary is regulated by each of the insurance regulators in the other states where such company is authorized to transact insurance business. The primary purpose of such regulatory supervision is to protect policyholders rather than holders of any securities. The extent of regulation varies by state, but generally, state insurance regulators have broad administrative powers over the business activities and financial aspects of our US insurance subsidiaries. This includes licensing producers who sell our products, regulating premium rates and approving policy forms, establishing reserve requirements, solvency standards, and minimum capital requirements, regulating the type, amounts, and valuations of permitted investments, examining the business conduct of licensed insurance companies, and other related matters.

From time to time, state legislatures have considered or enacted legislative measures that alter, and in many cases increase, regulation of insurers and reinsurers. Additionally, state insurance regulators are regularly involved in a process of reexamining existing laws and regulations and their application to insurance and reinsurance companies. The models for state laws and regulations often emanate from the NAIC. The NAIC is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance. However, model insurance laws and regulations are only effective when adopted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations and permitted practices. Changes to NAIC guidance or modifications by the various state insurance departments may affect the statutory capital and surplus of our US insurance subsidiaries.

Furthermore, while the US federal government in most contexts currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits and pension regulation, age, sex and disability-based discrimination, financial services regulation, securities regulation, derivatives regulation, privacy regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on our operations. See Item 1A. Risk Factors–Risks Relating to Insurance and Other Regulatory Matters.

International Regulation Overview

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

Item 1.    Business

The continued registration of an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Bermuda Insurance Act also grants the BMA powers to supervise, investigate and intervene in the affairs of insurers. The Bermuda Insurance Act imposes on Bermuda insurers solvency standards, as well as auditing and reporting requirements.

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

UK Corporation Tax

Certain of our subsidiaries are treated as residents in the UK for UK tax purposes due to being centrally managed and controlled in the UK, and will each be treated as a fiscally opaque company from a UK tax perspective (collectively, UK Resident Companies). Our UK Resident Companies are generally subject to UK corporation tax on their respective worldwide profits. In practice, however, it is not expected that our UK Resident Companies will be liable to account for any material UK corporation tax on the basis that: (1) in the case of the UK Resident Companies that are holding companies, their income and gains should be primarily derived from their holding of shares in direct subsidiaries; and (2) in the case of the UK Resident Companies that are operating companies, the majority of profits will be attributable to their permanent establishments in Bermuda in respect of which “foreign branch exemption elections” (set out in s.18A Corporation Tax Act 2009) have been made. Any dividends received by our UK Resident Companies should be exempt from UK corporation tax and any gains arising to our UK Resident Companies on a disposal or deemed disposal of a subsidiary (including any potential future subsidiaries) should be exempt from UK corporation tax on chargeable gains as a result of the application of the UK substantial shareholding exemption set out in Schedule 7AC of the Taxation of Chargeable Gains Act 1992. The UK Resident Companies are not required to withhold tax when paying a dividend.

The UK Resident Companies, as UK tax residents, will remain subject to a number of specific UK tax regimes, including the controlled foreign company regime, the anti-hybrids and other mismatches regime, and the UK’s implementation of a multinational top-up tax (MTT). In practice, however (subject to a change in law, including as a result of implementing recommendations from the BEPS project) none of these specific regimes are expected to materially impact the UK tax position of the UK Resident Companies.

See Item 1A. Risk Factors-Risks Relating to Taxation - our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis and Changes in non-US tax law could adversely affect our ability to raise funds from certain investors.

Group Oversight and Capital Framework

Group Supervision

Many insurers, including us, operate within an insurance group structure. Under the Iowa Insurance Holding Company Act (Iowa HCA), an insurance group is defined as two or more affiliated persons, one or more of which is an insurer. As an insurer’s financial position and risk profile may be impacted by being part of a group US state and international regulators have developed group supervisory frameworks in order to provide regulators with the ability to scrutinize the activities of an insurance group and assess its potential impact on individual insurers within the group. The Iowa Insurance Division (IID) and the BMA are the lead regulators of our largest subsidiaries. Under Iowa HCA, the IID is our group supervisor. Separately, the BMA is the subgroup supervisor for our Bermuda reinsurance subsidiaries. Under the Iowa HCA, Apollo and its affiliates including other insurance entities in which Apollo holds an interest, are included within the holding company system for purposes of certain supervision requirements, (except as may be otherwise excluded through regulatory approval), even if such entities have no material relationship to us.

Our group supervisors may impose certain requirements on the insurance group, including to make provision for, among other things: (1) assessing the financial situation and the solvency position of the insurance group and/or its members; and (2) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure. Many of these requirements have not yet been applied in substance to us or our affiliates or, to the extent they have been applied, remain subject to modification as part of larger prudential regulatory initiatives.

Item 1.    Business

Group Capital

The Iowa HCA requires, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation (GCC) with its lead state on a confidential basis. The GCC is a tool that was developed by the NAIC to provide US insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a manner that applies to groups meeting certain criteria regardless of their structure. The Iowa HCA also requires the ultimate controlling person for certain large US life insurers and insurance groups to file the results of a liquidity stress test (LST) annually with the lead state regulator of the insurance group. Under the Bermuda rules, our Bermuda reinsurance subsidiaries are required to file with the BMA group audited financial statements prepared using accounting principles generally accepted in the United States of America (US GAAP) and an annual group capital and solvency return, which includes the Group Bermuda Solvency Capital Requirement (BSCR) model showing the Group’s Enhanced Capital Requirement (ECR), within five months after the financial year-end. These regulatory requirements may over time increase the amount of capital that we are required to hold and could result in our being subject to increased regulatory requirements.

Internationally Active Insurance Groups and the Common Framework for the Supervision of Internationally Active Insurance Groups

At the end of 2019, the International Association of Insurance Supervisors (IAIS) adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame), which will apply for all large internationally active insurance groups (IAIGs) that meet the IAIS’ criteria and are designated as an IAIG by their group-wide supervisor. ComFrame includes uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning, including a group capital requirement that applies in addition to any other legal entity and group capital requirements imposed by relevant insurance laws and regulations. The IID identified itself as the Group-Wide Supervisor for AGM (in a distinct capacity from its role as group supervisor for AHL). In February 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified AHL as the Head of the IAIG. As a result of these identifications, AHL will be subject to the relevant capital standard that the US applies to IAIGs. At this time, we do not expect a significant impact on AHL’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on AHL’s capital position or capital structure and any other burdens being named an IAIG may impose on AHL or its insurance affiliates.

Insurance Holding Company Regulation

Under the insurance holding company laws of each of the Athene Domiciliary States, our insurance subsidiaries, and each direct and indirect parent of our US insurance subsidiaries (including Apollo and AHL), are required to register with their domiciliary insurance regulator and file certain reports with such regulators that includes information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Generally, under these laws, transactions between our US insurance subsidiaries and their affiliates, including any reinsurance transactions and affiliated investments, must be fair and reasonable and, if material or included within a specified category, require prior notice and approval or non-disapproval by the insurance department of each applicable Athene Domiciliary State.

Each of the Athene Domiciliary States require regulatory approval of a direct or indirect change of control of an insurer, which would include a change of control of its holding company. Such laws prevent any person from acquiring direct or indirect control of any of our US insurance subsidiaries or their holding companies unless that person has filed a statement with specified information with the commissioner, superintendent or director of the insurance department of the applicable Athene Domiciliary State (each, a Commissioner) and has obtained the Commissioner’s prior approval. Under the statutes of each of the Athene Domiciliary States, acquiring 10% or more of a voting interest in an insurer or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Acquiring a controlling interest without obtaining prior approval of the Commissioner of the applicable Athene Domiciliary State would be in violation of the applicable Athene Domiciliary State’s law. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of any of our US insurance subsidiaries (including Apollo or AHL) (in particular through an unsolicited transaction), even if the stockholders of such parent consider such transaction to be desirable.

United States Regulation

Own Risk and Solvency Assessment (ORSA) Model Act

Under the laws of each Athene Domiciliary State, our insurance subsidiaries are required to undertake an internal risk management review at least annually assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans and prepare an ORSA Summary Report (ORSA Report). The ORSA Report is required to be filed annually with the IID, as the group’s lead state regulator, and made available to the other domiciliary regulators within the insurance group.

Item 1.    Business
Financial Regulation

Credit for Coinsurance Ceded by a US Cedant

The ability of a US ceding insurer to take reserve credit for the business ceded to reinsurers through coinsurance is a significant component of reinsurance regulation and is often a determining factor in establishing a reinsurance relationship. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), only the state in which a ceding insurer is domiciled may regulate the financial statement credit for reinsurance taken by that ceding insurer. With respect to US-domiciled ceding companies, credit is typically granted when: (1) the reinsurer is licensed or accredited in the state where the ceding company is domiciled; (2) the reinsurer is domiciled in a state with credit for reinsurance laws and regulations that are substantively similar to the credit for reinsurance laws and regulations in the ceding insurer’s state of domicile and the reinsurer meets certain financial requirements; or (3) other conditions are satisfied, such as the reinsurer securing its obligations to the cedant with qualified collateral.

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

All US states, including the Athene Domiciliary States, permit an insurer to take credit for reinsurance ceded to a non-US reinsurer that posts collateral in amounts less than 100% of the reinsurer’s obligations if the reinsurer has been designated as a “certified reinsurer” and is domiciled in a country recognized by the state and the NAIC as a “Qualified Jurisdiction.” The reduced percentage of full collateral applied to a certified reinsurer is based upon an assessment of the reinsurer and its financial ratings. In addition, the Athene Domiciliary States also recognize certain qualified non-US insurers as reciprocal jurisdiction reinsurers such that ceding domestic insurers may receive credit for reinsurance ceded to such unauthorized reinsurers without the requirement for the reinsurer to provide collateral.

ALRe has been approved as a certified reinsurer in Iowa, and for passport applications in Delaware, Maine, Massachusetts, Michigan, Ohio, Tennessee, and Vermont and is therefore eligible, based on its current ratings, to post reduced collateral equal to 20% of the statutory reserves ceded under new coinsurance agreements by insurers domiciled in those states.

In addition, ALRe, AARe and AAIA have been approved as reciprocal jurisdiction reinsurers in Iowa. As of February 1, 2026, ALRe has received approval for passport applications for Alabama, Colorado, Connecticut, Delaware, Illinois, Indiana, Kansas, Maine, Massachusetts, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Vermont. AARe has received approval for passport applications for Alabama, Colorado, Connecticut, Delaware, Illinois, Indiana, Kansas, Maine, Massachusetts, Michigan, Minnesota, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Vermont. AAIA has received approval of its passport application in New York.

Policy and Contract Reserve Adequacy Analysis

Under the insurance laws of the Athene Domiciliary States, our US insurance subsidiaries are each required to annually conduct an analysis of the adequacy of all life insurance and annuity statutory reserves. A qualified actuary appointed by each such subsidiary’s board must submit an opinion annually for each such subsidiary stating that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows resulting from the contractual obligations and related expenses of such subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by such US insurance subsidiary with respect to such reserves and related actuarial items, including, but not limited to, the investment earnings on such assets and the consideration anticipated to be received and retained under the related policies and contracts. At a minimum, such testing is done over a number of economic scenarios prescribed by the states, with the scenarios designed to stress anticipated cash flows for higher and/or lower future levels of interest rates. Our US insurance subsidiaries may find it necessary to increase reserves, which may decrease their statutory surplus, in order to pass additional cash flow testing requirements.

Statutory Reporting and Regulatory Examinations

Our insurance subsidiaries are required to file with regulatory officials in the jurisdictions in which they conduct business detailed annual reports, including financial statements, in accordance with prescribed statutory accounting rules. As part of their routine regulatory oversight process, US state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurers that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. We are currently not under any examination by any of our domiciliary states. The previous exam cycle with the IID, New York State Department of Financial Services (NYSDFS), and the State of Vermont Department of Financial Regulation was completed with no material findings.

Item 1.    Business
Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing claims settlement practices, the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, our US insurance subsidiaries must file, and in many jurisdictions and for some lines of business, obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. Our US insurance subsidiaries are currently undergoing the following market conduct exams: (1) the IID is conducting a routine examination of AAIA’s policies and procedures to revisions to the NAIC Model Regulation #275 – Suitability in Annuity Transactions; and (2) the NYSDFS has recently notified us of their plans to conduct routine examinations of AANY and ALICNY for the period of January 1, 2020 to December 31, 2024.

Capital Requirements

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

Each of the Athene Domiciliary States have adopted requirements for insurers and reinsurers that require life insurers to submit an annual report (the Risk-Based Capital Report), which compares an insurer’s total adjusted capital (TAC) to its authorized control level RBC (ACL), each such term as defined pursuant to applicable state law. A company’s RBC is calculated by using a specified formula that applies factors to various risks inherent in the insurer’s operations, including risks attributable to its assets, underwriting experience, interest rates and other business expenses. The calculation of RBC requires certain judgments to be made, and, accordingly, our US insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination. The factors are higher for those items deemed to have greater underlying risk and lower for items deemed to have less underlying risk. Statutory RBC is measured on two bases, ACL and company action level RBC (CAL), with ACL calculated as one-half of CAL.

The Risk-Based Capital Report is used by regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating status.

As of December 31, 2025, each of our US insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene Domiciliary States.

Restrictions on Dividends and Other Distributions

The Athene Domiciliary States’ insurance laws typically restrict the dividends or other distributions an insurance company subsidiary may pay to its parent company and limit transactions between an insurer and its affiliates. Dividends exceeding prescribed limits and transactions above a specified size between an insurer and its affiliates require domiciliary insurance regulatory approval. Such laws and regulations also require that each of our US insurance subsidiaries’ surplus as regards policyholders following any dividend or distribution be reasonable in relation to such US insurance subsidiary’s outstanding liabilities and adequate to meet its financial needs.

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

Item 1.    Business
Assessments levied against our US insurance subsidiaries by guaranty associations during the year ended December 31, 2025 are disclosed in Note 16 – Commitments and Contingencies to the consolidated financial statements. While we cannot accurately predict the amount of any such future assessments, or past or future insolvencies of competitors which would lead to such assessments, it is possible that any such assessments with respect to pending insurers’ impairments and insolvencies may have a material adverse effect on our financial condition, results of operations, liquidity or cash flows, and any reserves we have previously established for these potential assessments may not be adequate.

Sales Standards and Product Governance

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

On April 23, 2024, the DOL released a final regulation that expanded the circumstances under which certain financial institutions could be considered to be fiduciaries for purposes of ERISA and the prohibited transaction provisions of Section 4975 of the Code. In July 2024, two Texas federal district courts issued stays on the effective date of the final regulation and, in November 2025, the DOL announced that it would not appeal the decisions. Instead, the DOL has announced that it plans to issue a new regulation defining the term “fiduciary” for purposes of ERISA and Section 4975 of the Code. We continue to monitor this issue for any additional developments.

SEC and State Fiduciary Standards

The SEC adopted a rule in 2020 under the Exchange Act that establishes a standard of conduct for broker-dealers and associated persons of a broker-dealer when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities. This rule, called “Regulation Best Interest,” requires broker-dealers, among other things, to act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker-dealer ahead of the interests of the retail customer. Though Regulation Best Interest does not directly impact the sale of our annuity products, with the exception of our RILA product, it does impact how some of our retail distribution partners monitor insurance sales.

In April 2025, the North American Securities Administrators Association (NASAA), the association of state securities administrators in the US and Canada, adopted revisions to its Model Rule on Dishonest and Unethical Business Practices of Broker-Dealers and Agents to incorporate the standards of Regulation Best Interest. The SEC did not indicate an intent to preempt state regulation in this area, and some of the state proposals would allow for a private right of action. As a result of these changes, it may become more costly to provide our products and services in the states subject to these rules.

The NAIC has adopted the Suitability in Annuity Transactions Model Regulation (SAT), which places responsibilities upon insurers with respect to the suitability of annuity sales, including responsibilities for training agents, that includes a requirement for producers to act in the “best interest” of a retail customer when making a recommendation of an annuity. Many states, including Athene Domiciliary States, have already enacted laws and/or regulations based on SAT, thus imposing suitability standards with respect to sales of FIAs. All states, other than New York, have adopted a version of the revised SAT. Future changes in such laws and regulations could adversely affect the way our US insurance subsidiaries market and sell their annuity products.

Further, the SEC has asserted in examinations and enforcement actions that when an individual licensed both as an investment adviser representative or broker-dealer registered representative and as an insurance agent advises customers about allocating assets between securities and non-securities insurance products (such as indexed annuities), Regulation Best Interest and the investment fiduciary interpretation apply to those recommendations.

Federal Oversight

Although the insurance business in the US is primarily regulated by the states, federal measures can affect the businesses of our US insurance subsidiaries in a variety of ways. These areas of regulation include financial services, securities, derivatives, pension, anti-money laundering, privacy, taxation and the economic and trade sanctions implemented by the Office of Foreign Assets Control (OFAC). OFAC maintains and enforces economic sanctions against certain countries, regions and persons in support of a variety of US foreign policy and national security objections, which prohibit US persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurers and reinsurers, arising from violations of its economic sanctions program. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

Item 1.    Business
Title I of the Dodd-Frank Act established the Financial Stability Oversight Council (FSOC) and authorized the FSOC to designate non-bank financial companies as systemically important financial institutions (SIFIs), thereby subjecting them to enhanced prudential standards and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve). The prudential standards for non-bank SIFIs include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. In November 2023, the FSOC voted to adopt new guidance regarding the designation of non-bank SIFIs, which became effective January 16, 2024. The changes from the FSOC’s prior guidance include a revised approach to SIFI designation based on risk factors contained in an analytic framework, including leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. While there are currently no such non-bank financial companies designated by FSOC as “systemically significant,” under the new guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs. There is considerable uncertainty as to the FSOC’s future determination of non-bank SIFIs and/or systemically important activities.

The Dodd-Frank Act authorizes the Federal Insurance Office to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the US and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The US has entered into covered agreements with the EU (EU Covered Agreement) and the UK (UK Covered Agreement) that address, among other things, reinsurance collateral requirements. In 2019, the NAIC adopted amendments to the Credit for Reinsurance Model Law and Regulation that are intended to implement the reinsurance reforms removing reinsurance collateral requirements for EU and UK reinsurers that meet the prescribed minimum conditions set forth in the applicable EU Covered Agreement or UK Covered Agreement. All states, the District of Columbia and Puerto Rico have adopted the NAIC’s amendments to the Credit for Reinsurance Model Law. See –Credit for Coinsurance Ceded by a US Cedant. The reinsurance collateral provisions of the EU Covered Agreement and the UK Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of ALRe are able to provide reinsurance to US insurers.

Bermuda Regulation

Capital Requirements

In addition, certain of our reinsurance subsidiaries must maintain a minimum margin of solvency (MMS) in accordance with the provisions of the Bermuda Insurance Act. The Bermuda Insurance Act mandates certain actions and filings with the BMA if an insurer fails to meet and/or maintain its ECR or MMS including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure.

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

While not specifically referred to in the Bermuda Insurance Act, target capital level (TCL) is also an important threshold for statutory capital and surplus. TCL, which is equal to 120% of ECR as calculated pursuant to the BSCR formula, serves as an early warning tool for the BMA. If an insurer fails to maintain statutory capital at least equal to its TCL, such failure will likely result in increased regulatory oversight by the BMA.

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

Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent will need to be obtained if such instruments are to remain eligible for use in satisfying the MMS and the ECR. The BMA has approved the following capital instruments that impact the tiering and calculation of ECR and MMS: (1) the use of surplus notes for ACRA 1B to be treated as Tier 1 Capital and (2) the use of surplus notes for ACRA 2B to be treated as Tier 1 Capital.

In January 2026, the BMA introduced a requirement for Class C, D and E insurers to prepare and file an asset and liability statement as part of the applicable year-end filing period, a copy of which must be kept at the insurers principal office for a period of at least five years from the filing date.

Item 1.    Business
Restrictions on Dividends and Other Distributions

Under the Bermuda’s Companies Act 1981 (the Companies Act), a company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (1) the company is, or would after the payment be, unable to pay its liabilities as they become due, or (2) the realizable value of the company’s assets would thereby be less than its liabilities. In addition, under the Bermuda Insurance Act, an insurer is prohibited from declaring or paying a dividend if in breach of its ECR or MMS or if the declaration or payment of such dividend would cause such a breach. Each of our Bermuda reinsurance subsidiaries is also prohibited from declaring or paying any dividends unless the value of its long-term business assets exceeds its long-term business liabilities by the amount of the dividend and at least the MMS.

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

Policyholder Priority

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

Item 1.    Business
Similarly, in the event of a liquidation or winding up of one of our Bermuda reinsurance subsidiaries, policyholders’ liabilities receive prior payment ahead of general unsecured creditors. Subject to the prior payment of preferential debts under Bermuda’s Employment Act 2000 and the Companies Act, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract, excluding debts owed to an insurer under an insurance contract where the insurer is the person insured. Insurance contract is defined as any contract of insurance, capital redemption contract or a contract that has been recorded as insurance business in the financial statements of the insurer pursuant to the Insurance Accounts 1980 or the Insurance Account Rules 2016, as applicable.

Data, Cybersecurity, and Technology Regulation

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

The Gramm-Leach-Bliley Act of 1999 (GLBA), which implemented fundamental changes in the regulation of the financial services industry in the US, includes privacy and security requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-disclosure and re-use of such information. Federal and state laws require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information, including Social Security numbers. In addition, privacy laws also regulate the use and disclosure of personal information, including rules on the disclosure of the medical record and health status information obtained by insurers. Moreover, issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators.

The NAIC’s Insurance Data Security Model Law is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. Moreover, the NYSDFS has increased enforcement of its Cybersecurity Regulation (23 NYCRR 500) in recent years. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

In addition to insurance and other financial institution-specific privacy laws and regulations, an increasing number of states are considering and passing comprehensive privacy legislation. Most of these laws broadly exempt entities covered by the GLBA or insurers more generally, and other laws such as the California Consumer Privacy Act of 2018 (CCPA) exempts only personal information that is subject to the GLBA. Several other states have enacted comprehensive privacy legislation, and while these new laws generally include exemptions from GLBA-covered data, they add layers of complexity to compliance in the US market, and could increase our compliance costs and adversely affect our business. We anticipate that additional expenditure of resources will be necessary to respond to the evolving regulatory regimes, and possibly respond to regulatory actions and mitigate reputational harm.

The EU General Data Protection Regulation (EU GDPR) governs the collection, use, disclosure, transfer, and other processing of personal data. The UK has implemented the EU GDPR as the UK GDPR (which sits alongside the UK Data Protection Act 2018, and the UK GDPR together with the EU GDPR shall be referred to as the GDPR).

The GDPR imposes onerous and comprehensive privacy, data protection, and data security obligations on controllers and provides certain rights for data subjects. The GDPR also prohibits the international transfer of personal data from the EEA/UK to the US and other countries that the European Commission or UK Government (respectively) does not recognize as having ‘adequate’ data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Non-compliance with GDPR requirements could result in administrative fines of up to the greater of €20.0 million or 4% of global annual revenues or €20.0 million (under the EU GDPR) or £17.5m (under the UK GDPR). The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Currently, the volume of personal data processed in connection with each entity’s EU and UK activities is insignificant and limited to management and governance matters. We regularly monitor our business activities to ensure we are prepared for compliance, should the EU GDPR or UK GDPR ever apply to our business more broadly.

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

Item 1.    Business
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

Item 1A.    Risk Factors
Certain metrics discussed in this section are based on management view and therefore may not correspond to amounts disclosed in our consolidated financial statements or the notes thereto. For example, investment figures cited represent our net invested assets, which include assets held by cedants that correspond to liabilities ceded to us, but do not include amounts attributable to our noncontrolling interests in ACRA. In the context discussed, we believe that these metrics provide the most comprehensive view of our risk exposures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Operating and Non-GAAP Measures–Net Invested Assets for further discussion.

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

•Hedging Strategies – We use, and may in the future use, derivatives and reinsurance contracts to hedge risks related to current or future changes in the fair value of our assets and liabilities; current or future changes in cash flows; changes in interest rates, equity markets and credit spreads; the occurrence of credit defaults; foreign currency fluctuations; and changes in mortality and longevity. We use equity derivatives to hedge the liabilities associated with our indexed annuities. Our hedging strategies rely on assumptions and projections regarding our assets and liabilities, as well as general market factors and the creditworthiness of our counterparties, any or all of which may prove to be incorrect or inadequate. Additionally, the derivatives market has become the subject of comprehensive regulation, which may impact the availability and cost of derivatives that we use. Accordingly, our ability to hedge and our hedging activities may be adversely impacted or not have the desired impact. We may also incur significant losses on hedging transactions.

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

In addition, we may face other competitive risks beyond those specific to the businesses in which we operate. For example, the use and implementation of artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, AI Technologies), may change how financial institutions, including insurers and asset managers, operate, design products, manage risk, and engage with distribution partners and policyholders. Competitors that more effectively adopt or deploy AI Technologies may gain operational, pricing, or product‑development advantages, which could increase competitive pressures.

If we are unable to attract and retain IMOs, banks and broker-dealers, sales of certain of our products may be adversely affected.

We distribute our annuity products through a variable cost distribution network, which includes 41 IMOs, 18 banks and 163 broker-dealers, collectively representing approximately 152,000 independent agents. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

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

Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, AI Technologies) and their current and potential future applications, including in the private investment, financial and insurance sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks. challenges or impacts of such changes. AI Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows. We also face competitive risks if we fail to adopt AI Technologies in a timely fashion.

Through our use of AI Technologies, we avail ourselves of the potential benefits, insights and efficiencies resulting from these technologies. For example, certain employees may use internal generative AI–powered tools to assist with tasks such as summarizing or searching documents and gathering information. However, these technologies also present a number of potential risks that cannot be fully mitigated. If the data we, our affiliates or third parties whose services we rely on use in connection with the development or deployment of AI Technologies (including employee data and data related to, or used in, workplace operations) is incomplete, inaccurate, inadequate or biased, it may result in flawed algorithms, reduce the effectiveness of AI Technologies, adversely impact our operations, and could subject us to legal and regulatory investigations and/or actions. There is also a risk that AI Technologies and data used therewith may be misused or misappropriated by our employees or third-party service providers or other third parties. Further, we may not be able to control how third‑party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, including material non‑public information, and unavoidable challenges associated with large‑scale data collection, training on large datasets and validating models could harm our reputation, result in investigations or enforcement actions and create competitive risk. Additionally, the volume and reliance on data and algorithms also make AI Technologies, and in turn us, more susceptible to cybersecurity threats, including compromising underlying models, training data, or other intellectual property. We could be exposed to risks to the extent of our use or third-party service providers’ use of AI Technologies in their business activities. While we may adopt and adjust policies and procedures governing personnel use of AI Technologies, there remains a risk of misuse, unavailability or failure of such technologies, or data leakage arising from their use, any of which could cause material harm to our business.

The use of AI Technologies also requires our compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI Technologies, including intellectual property infringement and misappropriation claims, that could have a material and adverse impact on our business, financial condition, results of operations, liquidity and cash flows. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.

As the legal and regulatory landscape for AI rapidly evolves, including in the EU and multiple US states, and key requirements are expected to come into effect in 2026, these new laws and regulations could materially increase compliance costs and constrain our use of AI Technologies. Furthermore, new AI-specific laws or guidance may impose requirements relating to transparency, explainability, data governance, testing/certification, monitoring, and auditability, and may require changes to our models, workflows, or use cases. Our failure to comply with these laws and regulations— or the perception that our AI is unsafe, biased, or otherwise non-compliant—could result in investigations, enforcement actions, fines, contractual disputes, and private litigation, and could adversely affect adoption. Additionally, because different jurisdictions are taking different approaches to the regulation of AI Technologies, we may need to limit functionality, delay implementation and adoption of certain AI Technologies, or implement jurisdiction-specific variants. As a result, some of our competitors who may be subject to less stringent requirements may have greater flexibility and offer a more competitive product.

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

Any compromise of the security of our information technology systems that results in inappropriate disclosure or use of confidential information, including personally identifiable customer information, could damage the reputation of our brand in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses in connection with our response, recovery, remediation, and compliance efforts. We are also subject to data privacy and security laws applicable to our business in relevant jurisdictions. See Item 1. Business–Regulation–Data, Cybersecurity, and Technology Regulation for more information.

We are subject to significant operating and financial restrictions imposed by our credit agreements and certain letters of credit, and we are also subject to certain operating restrictions imposed by the indentures to which we are a party.

On June 30, 2023, AHL, ALRe, Athene USA Corporation (AUSA) and AARe, as borrowers, entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A., as administrative agent (Credit Facility). Also on June 27, 2025, AHL, ALRe, Athene Annuity and Life Company (AAIA) and AARe, as borrowers, entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (Liquidity Facility), which replaced our previous revolving credit agreement dated as of June 28, 2024. The Credit Facility, Liquidity Facility, and certain letters of credit also entered into contain various restrictive covenants which restrict the operations of our business. As a result of these restrictions, we may be limited in how we conduct our operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

In addition to the covenants to which we are subject pursuant to our Credit Facility, Liquidity Facility and certain letters of credit, AHL is also subject to certain limited covenants pursuant to the Indentures, dated January 12, 2018 and March 7, 2024, by and between us and U.S. Bank National Association, as trustee (Base Indentures), as supplemented by the applicable supplemental indentures (together with the Base Indentures, Indentures). The Indentures contain restrictive covenants which limit, subject to certain exceptions, AHL’s and, in certain instances, some or all of its subsidiaries’ ability to make fundamental changes, create liens on any capital stock of certain of AHL’s subsidiaries, and sell or dispose of the stock of certain of AHL’s subsidiaries.

Item 1A.    Risk Factors

Any future indebtedness we incur may also contain significant operating and financial restrictions.

Risks Relating to Liquidity and Regulatory Capital
As a financial services company, we are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.
Liquidity risk is a manifestation of events that are driven by other risk types (e.g. market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as our credit facilities, may be unavailable or inadequate to satisfy the liquidity demands described below. In particular, adverse economic and geopolitical conditions, including the armed conflicts between Russia and Ukraine and in the Middle East, inflationary pressures and corresponding actions taken by the US Federal Reserve, plateauing or slowing economic growth, evolving global tariff or trade policies, and sanctions imposed on Russia by the US and other countries, continue to contribute to volatility in the financial markets. These developments may restrict the liquidity sources available to us and may also increase our liquidity needs. We primarily have liquidity exposure through our collateral market exposure, asset liability mismatch, dependence on the financial markets for funding and funding commitments. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity readily available to us, it may have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for a discussion of our liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends.
The amount of statutory capital that our insurance and reinsurance subsidiaries have, or that they are required to hold, can vary significantly from time to time and is sensitive to a number of factors outside of our control.
Our US insurance subsidiaries are subject to state regulations that provide for minimum capital requirements (MCR) based on RBC formulas for life insurance companies relating to insurance, business, asset, interest rate and certain other risks. Similarly, our Bermuda reinsurance subsidiaries are subject to MCR imposed by the BMA through the BMA’s ECR and MMS.

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

In March 2024, the BMA published revised rules and new guidance notes to enhance Bermuda’s regulatory regime for commercial insurers. The material enhancement to the framework included updates to the technical provisions, the computation of the BSCR and the BSCR adjustment framework.

Item 1A.    Risk Factors
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

Our investments and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in impairment of assets in our investment portfolio. Heightened geopolitical tensions, such as a deterioration in US-China relations or the ongoing war between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive measures that may be imposed by countries against governmental or other entities in other countries could also lead to disruption, instability, and volatility in the global markets, which may affect our investments across negatively impacted sectors or geographies.

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

Item 1A.    Risk Factors
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

We encounter various types of counterparty credit risk. Our insurance subsidiaries cede certain risk to third-party insurance companies that may cover large volumes of business and expose us to a concentration of credit risk with respect to such counterparties. Such subsidiaries may not have a security interest in the underlying assets and despite certain indemnification rights, we retain liability to our policyholders if a counterparty fails to perform. Certain of our insurance subsidiaries also reinsure liabilities from other insurance companies and these subsidiaries may be negatively impacted by changes in the ceding companies’ ratings, creditworthiness, and market perception, or any policy administration issues. We also assume pension obligations from plan sponsors that expose us to the credit risk of the plan sponsor. In addition, we may be exposed to credit loss in the event of nonperformance by our derivative agreement counterparties. If any of these counterparties are not able to satisfy its obligations to us or third parties, including policyholders, we may not achieve our targeted returns and our financial position, results of operations, liquidity and cash flow may be materially adversely affected.

Item 1A.    Risk Factors
Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including Athora, among others; industries, including financial services; and asset classes, including real estate.

We face single issuer concentration risk both in the context of alternative investments, in which we occasionally hold significant equity positions, and large asset trades, in which we generally hold significant debt positions. Our most significant concentration risk exposure arising in the context of alternative investments, on a risk-adjusted basis, is our investment in Athora, an insurance holding company focused on the European life insurance market. Given our significant exposure to these issuers, we are subject to the risks inherent in their business. For example, as a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to EU countries and withdrawals thereof. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives. To the extent that we suffer a significant loss on our investment in these issuers, including Athora, our financial condition, results of operations and cash flows could be adversely affected

In addition, from time to time, in order to facilitate certain large asset trades and in exchange for commitment fees, we may commit to purchasing a larger portion of an investment than we ultimately expect to retain, and in such instances we are reliant upon Apollo’s ability to syndicate the transaction to other investors. If Apollo is unsuccessful in its syndication efforts, we may be exposed to greater concentration risk than what we would deem desirable from a risk appetite perspective and the commitment fee that we receive may not adequately compensate us for this risk.

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

Further, governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time that may impact our investments. For example, Rule 15c2-11 under the Exchange Act governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter equity markets. Effective October 30, 2023, the SEC adopted an order exempting securities issued pursuant to Rule 144 from the quotation restrictions of Rule 15c2-11. However, for many other privately placed fixed income securities, Rule 15c2-11 restricts the ability of market participants to publish quotations. Such change in regulatory requirements could disrupt market liquidity and cause securities in our investment portfolio that are not publicly traded, such as our privately placed fixed maturity securities and below investment grade securities, to lose value, which could have a material and adverse effect on our business, financial condition or results of operations.

Item 1A.    Risk Factors
Our investments linked to real estate are subject to credit risk, market risk, servicing risk, loss from catastrophic events and other risks, which could diminish the value that we obtain from such investments.

A substantial amount of our net invested assets is linked to real estate, including fixed maturity and equity securities, such as CMBS and RMBS, and mortgage loans, consisting of both CML and RML. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. For example, an unexpectedly high rate of default on mortgages held by a CMBS or RMBS may limit substantially the ability of the issuer of such security to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage securitizations that include “sub-prime” or “alt-A” mortgages. As of December 31, 2025, 2.2% of our net invested assets linked to real estate were invested in such “sub-prime” mortgages and “alt-A” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in the rate of mortgage prepayments can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities.

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

As of December 31, 2025, 37% of the carrying value of our available-for-sale (AFS) securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. Of our total AFS securities, including related parties, as of December 31, 2025, 7% were invested in CLOs of Cayman Islands issuers (for which the underlying assets are largely loans to US issuers) and 30% were invested in other non-US issuers. While we invest in securities of non-US issuers, the currency denominations of such securities usually match the currency denominations of the liabilities that the assets support. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Investment Portfolio for further information on international exposure.

Item 1A.    Risk Factors
Additionally, investing in securities and other financial instruments of companies organized or based outside the US and operating outside the US may also expose us to increased compliance risks, as well as higher compliance costs to comply with US and non-US anti-corruption, anti-money laundering and sanctions laws and regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.

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

Climate change-related risks and regulatory and other efforts to address climate change could adversely affect our business.

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company and our investment portfolio include those risks related to the impact of US and foreign climate-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices, increase insurance costs and decrease the value of our investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the US prone to severe weather and climate events (such as wildfires, droughts, hurricanes and floods), including California, sections of the Northeastern US, the South Atlantic states and the Gulf Coast.

Climate change-related regulations or interpretations of existing laws have resulted, and may continue to result, in enhanced disclosure obligations that could negatively affect our investments and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain investors are increasingly taking climate-related risks into account when determining whether to invest in our preferred stock, debt securities and FABN program. Conversely, certain investors may be concerned if we take climate change-related risks into account when making investment decisions. Our reputation and investor relationships could be damaged as a result of our involvement in certain industries, investments or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

Furthermore, our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape related to sustainability-related matters. New and evolving US and non-US legislation, policies and regulations, including climate-related or other sustainability-related disclosure requirements in the US, the European Union and the UK, may result in higher regulatory, compliance and reporting costs, increased capital expenditures or changes in our investment practices. Changes in such regulations may also affect asset prices, resulting in realized or unrealized losses on our investments. Numerous jurisdictions in which we operate have also proposed or adopted legislation or regulatory initiatives that oppose, restrict or otherwise affect investment strategies that incorporate sustainability‑related considerations, which may create operational challenges and constraints for our products and activities (including our funding agreement‑backed note program and issuances of preferred stock and debt securities). In addition, differing or inconsistent requirements across jurisdictions may increase the complexity and cost of our compliance efforts. Any violation, even if alleged, or failure to obtain or maintain regulatory approvals could adversely affect our business, financial condition and results of operations. Undertaking initiatives to address sustainability-related matters, including those related to human capital management such as talent attraction and development, DEI and employee health and safety, could increase our cost of doing business. Further, any actual or perceived failure to meet the expectations of regulators, investors or other stakeholders relating to sustainability-related practices could harm our reputation.

Financial markets have been subject to inflationary pressures, and continued heightened inflation may adversely impact our business and results of operations.

Financial markets have been subject to inflationary pressures, and we cannot predict the extent to which heightened inflation may be transitory. Certain of our products are sensitive to inflation rate fluctuations, and a sustained increase in the inflation rate may adversely affect our business and results of operations. For example, failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations. Inflation also impacts our investment portfolio and nature of our liability profile, thereby impacting our investment portfolio’s rate of investment return and corresponding investment income. Continued heightened inflation could adversely impact returns on our investment portfolio and results of operations.

Item 1A.    Risk Factors
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

Our audit committee and our disinterested directors analyze these conflicts to protect against potential harm resulting from conflicts of interest in connection with transactions that we have entered into or will enter into with Apollo or its affiliates. Specifically, our related party transactions policy requires that the audit committee approve certain material transactions by and between us and Apollo or its affiliates, including entering into material agreements or the imposition of any new fee or increase in the rate at which fees are charged to us, subject to certain exceptions. See Item 13. Certain Relationships and Related Transactions, and Director Independence. These conflicts provisions will not, by themselves, prohibit transactions with Apollo or its affiliates. In addition, our audit committee may exclusively rely on information provided by Apollo, including with respect to fees charged by Apollo or its affiliates, and with respect to the historical performance or fees of unrelated service providers used for comparison purposes, and may not independently verify the information so provided.

Apollo charges us management fees based on the composition and value of our assets. Substantially all of our net invested assets are managed by Apollo. Our investment policies permit Apollo to invest in securities of issuers with which it is affiliated, including funds managed by Apollo. Apollo may make such investments at its discretion, subject only to the approval of our audit committee in certain cases and/or certain regulatory approvals. Accordingly, Apollo may have a conflict of interest in managing our investments, which could increase amounts payable by us for asset management services or cause us to receive a lower return on our investments than if our investment portfolio was managed by another party. Asset management fees are paid based on the value of our net invested assets regardless of the results of our operations or investment performance. Therefore, Apollo could be incentivized to exercise its influence to cause us to increase our net invested assets, which may have an adverse impact on our financial condition, results of operations and cash flows.

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

James R. Belardi, our Executive Chairman and Chief Investment Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG and receives compensation from ISG for services he provides. Mr. Belardi also owns a profits interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo from us, including sub-allocation fees. Mr. Belardi is also a director of the general partner of ISG. Accordingly, Mr. Belardi’s involvement as a member of our board of directors and management team, as an officer and director of AGM, and as an officer of ISG and director of ISG’s general partner may lead to a conflict of interest. Grant Kvalheim, our Chief Executive Officer, also serves as an executive officer of AGM and a Partner of Apollo, and Louis-Jacques Tanguy, our Chief Financial Officer, is a Partner and employee of Apollo. Furthermore, certain members of our board of directors also serve on the board of directors of AGM or ISG or are employees of Apollo or its affiliates, which could also lead to potential conflicts of interest. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 1A.    Risk Factors
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

We are subject to a complex and extensive array of laws and regulations that are administered and enforced by many regulators, including the BMA, US state insurance regulators, US state securities administrators, US state banking authorities, the SEC, FINRA, the DOL, and the IRS. See Item 1. Business–Regulation for a summary of certain of the laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, revocation of our certificate of incorporation or interruption of our operations, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various US state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities and standard setters in the US and worldwide (including the IAIS) have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the ICS by the IAIS to be applicable to IAIGs, as well as the US NAIC’s adoption of the GCC and LST. The IID has adopted the GCC and LST amendments, which are applicable to us. In February 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified AHL as the Head of the IAIG. As a result of these identifications, Athene will be subject to the relevant capital standard that the US applies to IAIGs. At this time, we do not expect a significant impact on AHL’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on AHL’s capital position or capital structure and any other burdens being named an IAIG may impose on AHL or its insurance affiliates. See Item 1. Business–Regulation–Group Oversight and Capital Framework for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

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

The process of obtaining licenses is time consuming and costly, and we may not be able to become licensed in jurisdictions other than those in which our subsidiaries are currently licensed and/or for products for which we are currently licensed. The modification of the conduct of our business resulting from our and our subsidiaries becoming licensed in certain jurisdictions or for certain products could significantly and negatively affect our business. In addition, our inability to comply with insurance statutes and regulations could materially and adversely affect our business by limiting our ability to conduct business, as well as subjecting us to penalties and fines.

Changes in legal and regulatory requirements, including through the adoption of executive orders, governing the insurance industry or otherwise applicable to our business, may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.

Certain of the laws and regulations to which we are subject are summarized in Item 1. Business–Regulation. Changes in legal and regulatory requirements, including through the adoption of executive orders, relevant to our business may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects. Certain of the risks associated with these changes are discussed in greater detail below.

The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Historically, the federal government had not directly regulated the insurance business. However, the Dodd-Frank Act generally provides for enhanced federal supervision of financial institutions, including some insurance companies in defined circumstances, as well as financial activities that are deemed to represent a systemic risk to financial stability or the economy. Certain provisions of the Dodd-Frank Act are relevant to us, our competitors or those entities with which we do business, including, but not limited to: the establishment of a comprehensive federal regulatory regime with respect to derivatives; the establishment of consolidated federal regulation and resolution authority over SIFIs and/or systemically important financial activities; the establishment of the Federal Insurance Office; changes to the regulation of broker-dealers and investment advisors; changes to the regulation of reinsurance; changes to regulations affecting the rights of stockholders; the imposition of additional regulation over credit rating agencies; and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity.

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
The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of US federal, state, local and non-US tax law for which no clear precedent or authority may be available. In addition, US federal, state, local and non-US tax rules are constantly under review by persons involved in the legislative process, the IRS, the US Department of the Treasury, and state, local and non-US legislative and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications, interpretations and practices. It is possible that future legislation increases the US federal income tax rates applicable to corporations, limits further the deductibility of interest or effects other changes that could have a material adverse effect on our business, results of operations and financial condition.
On August 16, 2022, the US government enacted the Inflation Reduction Act of 2022 (IRA). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. H.R.1 enacted on July 4, 2025, further modified various provisions of the US federal tax rules, including certain provisions of the IRA. The impact of the H.R.1 and the IRA on our financial condition will depend on the facts and circumstances of each year.

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

Key aspects of Pillar Two (including IIR regimes) became effective in jurisdictions relevant to our business from January 1, 2024, with other aspects (including UTPR regimes) being implemented into domestic laws throughout the course of 2025. The UK, for example, enacted legislation in July 2023 implementing an IIR via a Minimum Top-up Tax “MTT” (alongside a UK domestic top-up tax) that applies to MNEs for accounting periods beginning on or after December 31, 2023 and introduced the UTPR in 2025 with effect for accounting periods beginning on or after December 31, 2024.

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

On January 5, 2026, members of the Inclusive Framework agreed on several new safe harbors as part of a package of measures on Pillar Two aimed at reducing compliance burdens and ensuring fair treatment of substance-based tax incentives. A key element of the package includes measures designed to ensure that, subject to certain conditions, neither the IIR nor the UTPR would apply to certain US headquartered MNEs (or any foreign subsidiaries included in the group’s consolidated financial statements) for financial years commencing on or after January 1, 2026 (the SbS Safe Harbor). While these measures could, if implemented as contemplated, significantly reduce the potential impact of the Pillar Two rules to some or all of our business, the practical impact of these measures remains uncertain and will depend on local law enactment, administrative guidance, and interpretation in the relevant jurisdictions. In addition, local Pillar Two regimes, including qualified domestic minimum top-up taxes, may continue to apply in jurisdictions in which our business operates. In the UK, the Exchequer Secretary to His Majesty’s Treasury announced on January 7, 2026 that measures to implement the new provisions, applicable to accounting periods beginning on or after January 1, 2026, will be subject to technical consultation and then brought forward in the next Finance Bill. However, no assurances can be provided that such measures will be enacted or, if enacted, what their effective date may be.

The release of further updates to the GloBE Rules and adoption of Pillar Two legislation (including IIR or UTPR regimes) by additional jurisdictions have given and may continue to give rise to consequential amendments to tax laws (other than those which seek to enact or modify Pillar Two rules) in other jurisdictions. As noted below (see Item 1A. Risk Factors–Risks Relating to Taxation–The Bermuda Corporate Income Tax Act 2023, or other changes in Bermuda tax laws, may negatively affect our earnings and results from operations.), Bermuda in particular has enacted the Corporate Income Tax Act 2023 (Bermuda CIT) in response to the Pillar Two initiative. The implications of these rules for our business remain uncertain, both at a domestic level in Bermuda and in terms of how the Bermuda CIT (which came into full effect on January 1, 2025) might interact with the MTT and UTPR legislation or other Pillar Two implementing legislation in relevant jurisdictions. These rules also now need to be considered against the backdrop of the above mentioned SbS Safe Harbor measures which have the potential to exclude certain US-headed groups from the IRR and UTPR altogether. We have taken specific steps under the Bermuda CIT in response to the SbS Safe Harbor measures.

Alongside Pillar Two, the Inclusive Framework has also developed a proposal to amend existing tax laws and principles to shift taxing rights to the jurisdiction of the consumer (called Pillar One). As currently proposed, Pillar One seeks to re-allocate taxing rights over 25% of the residual profits of MNEs with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. While the Inclusive Framework continues to seek agreement regarding the form and timing of implementation of Pillar One, no concrete proposal has yet been achieved and therefore the likely impact on our business and the taxes we pay remains unclear.

Item 1A.    Risk Factors
The timing, scope and implementation into the domestic law of relevant jurisdictions of any measures in pursuit of aspects of the BEPS project other than Pillar One and Pillar Two remain subject to significant uncertainty, as does the content of existing and future OECD guidance and the form of legislation which enacts these changes. Such future changes may result in material additional tax being payable by our business and the businesses of the companies in which we invest. The ultimate implementation of the BEPS project may also increase the complexity and the burden and costs of compliance and advice relating to our efforts to efficiently fund, hold and realize investments, and could necessitate or increase the probability of some restructuring of our group or business operations. This may also lead to additional complexity in evaluating the tax implications of ongoing investments and restructuring transactions within our business.

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

The BEAT operates as a minimum tax and is generally calculated as a percentage (10% for taxable years before 2026 and 10.5% thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).

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

Item 1A.    Risk Factors
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

The Bermuda Corporate Income Tax Act 2023, or other changes in Bermuda tax laws, may negatively affect our earnings and results from operations.

On December 27, 2023, the Government of Bermuda enacted the Bermuda CIT. On January 1, 2025, the Bermuda CIT imposed a 15% corporate income tax on entities that are tax residents in Bermuda or have a Bermuda permanent establishment and are members of multi-national groups with consolidated revenues in excess of €750 million for at least two of the last four fiscal years. The Bermuda CIT also includes various transitional provisions and elections that may reduce the amount of tax imposed. Other than as noted below, our subsidiaries that are organized in Bermuda generally will be subject to tax under the Bermuda CIT, although we do not expect to owe any cash tax thereunder. As discussed in Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview–Bermuda Corporate Income Tax, in response to the SbS Safe Harbor measures described above, and the announcement by the Exchequer Secretary to His Majesty’s Treasury in the UK that measures to implement the new provisions will be brought forward in the next Finance Bill, we revoked ACRA’s election to be subject to Bermuda CIT. The revocation of this election will result in a reduction to other assets with a corresponding increase to income tax expense, which results in a reduction to adjusted Athene Holding Ltd. common stockholder’s equity, equal to the net amount of the Bermuda deferred tax assets of $1.7 billion. No assurances can be provided that the Bermuda CIT, future amendments, regulations or other guidance in respect of the Bermuda CIT, the interaction of the Bermuda CIT with SbS Safe Harbor implementing legislation (if any), or any consequences of our revocation of ACRA’s election to be subject to Bermuda CIT will not negatively affect our earnings and results of operations.

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

AHL is a holding company with limited business operations of its own. AHL’s primary subsidiaries are insurance and reinsurance companies that own substantially all of our assets and conduct substantially all of our operations. Accordingly, AHL’s payment of dividends and ability to make timely payments on its debt obligations is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash or other assets available to it, by dividend or otherwise. Dividends or distributions that may be paid by AHL’s insurance subsidiaries are limited or restricted by applicable insurance or other laws that are based in part on the prior year’s statutory income and surplus, or other sources. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Holding Company Liquidity–Dividends from Insurance Subsidiaries.

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

Item 1A.    Risk Factors
Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit AHL’s ability to obtain cash from its subsidiaries. In addition to the specific restrictions described above, AHL’s subsidiaries, as members of its insurance holding company system, are subject to various statutory and regulatory restrictions on their ability to pay dividends to AHL, as further described in Item 1. Business–Regulation–Group Oversight and Capital Framework–Insurance Holding Company Regulation.

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

Beginning in March 2024, a number of putative class actions were filed in federal courts in the US against certain of our customers, in their respective capacities as plan sponsors, alleging violations of ERISA in connection with their transfer of pension obligations under defined benefit plans governed under ERISA and their purchase of pension group annuity contracts from us. The lawsuits seek, inter alia, that defendants guarantee the annuities purchased from us and disgorge any profits earned from the transactions. Although we are not a named defendant, the lawsuits make several negative allegations about us and our business, which we believe to be untrue. More recently, similar claims have been filed against customers of other insurance companies that have transferred their pension obligations to such other insurance companies. Negative public perceptions of us and our business have adversely affected, and may continue to adversely affect, our ability to attract and retain customers in our pension group annuity business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. To the extent these lawsuits continue to spread to customers of other insurance companies, future activity in the overall pension risk transfer industry may be reduced. In addition, these lawsuits could lead to increased regulatory and governmental scrutiny of our business and the industry overall, and/or result in us becoming involved in these lawsuits or even being named as a defendant in future lawsuits related to our pension group annuity business, which could result in additional expenses, adverse regulations and oversight, and/or additional reputational harm. These lawsuits could also spur similar copycat lawsuits, which could further impact our pension group annuity business. To the extent that the inflows in our pension group annuity business continue to be negatively impacted by these lawsuits, and in the event of any related regulatory and governmental scrutiny, we may seek to increase our inflows in our other distribution channels, including by issuing additional funding agreements within our institutional channel. However, there are no assurances that we would be successful in replacing any future pension group annuity inflows with inflows from other distribution channels or that such other inflows would result in comparable spreads.

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

The CIO is responsible for managing our information technology strategy. Our CIO has over 30 years of insurance and financial services operations and technology experience, including as chief information officer at large insurance companies, and received a Bachelor of Science in business management and a Master of Business Administration in management information systems.

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

We have established a significant base of earnings and, as of December 31, 2025, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 7.4 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts, guaranteed investment contracts and other products.

The following table presents the inflows and outflows generated from our organic and inorganic channels, as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Years ended December 31,
(In millions)	2025	2024	2023
Retail	$34,127	$35,764	$35,293
Flow reinsurance	11,171	5,573	10,547
Funding agreements[1]	35,375	28,748	7,193
Pension group annuities	751	918	10,374
Other[2]	674	—	—
Gross organic inflows	82,098	71,003	63,407
Gross inorganic inflows[3]	1,340	—	2,214
Total gross inflows	83,438	71,003	65,621
Gross outflows[4]	(35,528)	(33,469)	(33,868)
Net flows	$47,910	$37,534	$31,753

Inflows attributable to Athene[5]	$63,236	$49,084	$43,000
Inflows attributable to ACRA noncontrolling interests[5]	18,452	17,848	22,621
Inflows ceded to third-party reinsurers[6]	1,750	4,071	—
Total gross inflows	$83,438	$71,003	$65,621

Outflows attributable to Athene	$(29,725)	$(27,248)	$(28,763)
Outflows attributable to ACRA noncontrolling interests	(5,803)	(6,221)	(5,105)
Total gross outflows[4]	$(35,528)	$(33,469)	$(33,868)

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
[3] Gross inorganic inflows represent acquisitions and block reinsurance transactions. On November 6, 2023, we entered into an agreement with a Japanese counterparty, effective October 1, 2023, pursuant to which we agreed to reinsure a block of whole life insurance policies on a coinsurance basis. On October 1, 2025, we entered into an agreement with another Japanese counterparty to reinsure a block of whole life insurance policies on a coinsurance basis.

[4] Gross outflows include full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows. Gross outflows in 2023 include the $2.7 billion of reserves recaptured by Venerable Insurance and Annuity Company (VIAC).

[5] Effective July 1, 2023, ALRe sold 50% of ACRA 2’s economic interests to ADIP II. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of the economic interests. Effective October 1, 2024, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 63%, with ALRe owning the remaining 37% of the economic interests.

[6] During the first quarter of 2024, we entered into a modco reinsurance agreement with Catalina Re Archdale Life Insurance Company Ltd., a subsidiary of Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina) to cede a quota share of our retail deferred annuity business issued on or after January 1, 2024.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance, institutional and other products, provided gross inflows of $82.1 billion, $71.0 billion and $63.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively, which were underwritten to attractive returns. Gross organic inflows for the year ended December 31, 2025 increased $11.1 billion, or 16%, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, payments related to interest, maturities and repurchases of funding agreements and block reinsurance outflows (collectively, gross outflows), in the aggregate were $35.5 billion, $33.5 billion and $33.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in gross outflows of $2.1 billion was primarily driven by an increase in retail annuity policies which have reached the end of the surrender charge period in a higher rate environment as well as an increase in interest payments on funding agreements attributable to the significant growth in the block of business in 2025, partially offset by a decrease in funding agreement maturities and a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2024. We believe that our credit profile, current product offerings and product design capabilities, as well as our reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance, institutional and other distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $34.1 billion, $35.8 billion and $35.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in our retail channel was primarily driven by a decrease in the sales of our MYGA product, partially offset by an increase resulting from record sales of our FIA and RILA products in 2025. Overall sales were strong across our bank, broker-dealer and IMO channels, exhibiting strong sales execution, the current rate environment, growing product offerings and our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 41 IMOs, 18 banks and 163 broker-dealers, collectively representing approximately 152,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers, as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $11.2 billion, $5.6 billion and $10.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in our flow reinsurance channel from 2024 was driven by record volumes primarily attributable to a strategic opportunity with a US partner at attractive returns, as well as strong volume from our other US and Asia Pacific partners. We continue to expand our presence in Asia with increased partnerships and growing product offerings. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $36.1 billion, $29.7 billion and $17.6 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in our institutional channel was driven by higher funding agreement inflows, partially offset by lower pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $35.4 billion, $28.7 billion and $7.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in our funding agreement channel from 2024 was driven by record inflows with diversified activity across sub-channels. Funding agreement inflows for the year ended December 31, 2025 consisted of $13.4 billion of FABN issuances, $9.0 billion of FABR issuances, $3.3 billion of direct funding agreement issuances, $8.0 billion of FHLB issuances and $1.7 billion of long-term repurchase agreement issuances. As of December 31, 2025, we had funding agreements outstanding of $34.6 billion under our FABN program, $21.0 billion under our FABR program, $6.1 billion of direct funding agreements, $23.3 billion with the FHLB and $3.2 billion of long-term repurchase agreements. We issued pension group annuity contracts in the aggregate principal amount of $751 million, $918 million and $10.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The pension group annuity channel continues to be impacted by the competitive environment and litigation against certain of our pension group annuity clients. Since entering the pension group annuity market in 2017, we have closed 50 deals resulting in the issuance or reinsurance of group annuities of $53.4 billion with more than 528,000 plan participants as of December 31, 2025. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Within our other channel, inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans as well as structured settlements. We generated inflows through our other channel of $674 million, $0 million and $0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in our other channel was driven by the development of new retirement products within new markets in 2025 to provide solutions to help meet growing retirement needs.

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

ACRA

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

ADIP Investment

During the fourth quarter of 2024, we purchased investments in ADIP I and ADIP II, of which $65 million was acquired from Apollo. As of December 31, 2025, we held investments in ADIP of $231 million.

Deployable Capital

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of December 31, 2025, we estimate that we had approximately $8.6 billion in capital available to deploy, consisting of approximately $3.2 billion in excess equity capital, $2.6 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $2.8 billion in available undrawn capital at ACRA.

Bermuda Corporate Income Tax

On December 27, 2023, the Government of Bermuda enacted the Bermuda CIT in response to the OECD’s Pillar Two initiative. In connection with the enactment of the Bermuda CIT, we made interim elections to align the membership of our Bermuda CIT tax group with the membership of our Pillar Two Bermuda tax group, and recorded a deferred tax asset of $2.0 billion as of December 31, 2024 for entry into the Bermuda CIT regime. As of December 31, 2025, we had $1.7 billion of net Bermuda deferred tax assets and concluded that it was more likely than not that sufficient future taxable income would be generated to realize these deferred tax assets.

On January 5, 2026, the OECD issued guidance exempting US-parented groups from the IIR or UTPR taxes under the Pillar Two regime. The UK government has publicly announced its intention to enact this guidance into law. While the precise timing of such enactment is subject to the UK government’s legislative process, once enacted, we expect that Athene and ACRA Bermuda entities would be exempt from the IIR and UTPR taxes in the UK. In light of these developments, and our expectation that maintaining alignment between the Bermuda CIT and Pillar Two tax groups would no longer be beneficial, in January 2026, we revoked ACRA’s election to be subject to the Bermuda CIT.

Although we believe such an outcome would be unlikely, if the UK government does not enact the announced legislation, or subsequently amends its legislation in a manner that does not conform to the OECD guidance, we expect to re-elect ACRA into the Bermuda CIT regime at that time and utilize the Bermuda deferred tax assets to offset any resulting Bermuda CIT or Pillar Two cash tax obligations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the foregoing, in the first quarter of 2026, we will record a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized. This will result in a reduction to other assets and a corresponding increase to income tax expense, which results in a reduction to adjusted Athene Holding Ltd. common stockholder’s equity, equal to the net amount of the Bermuda deferred tax assets of $1.7 billion. Notwithstanding this near-term impact on these financial metrics, and without assurance as to future results, we believe that these developments, including the revocation of ACRA’s election to be subject to the Bermuda CIT, will have favorable implications for our overall tax position over the longer term.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. US inflation eased slightly in 2025 with the US Bureau of Labor Statistics reporting the annual US inflation rate decreased to 2.7% as of December 31, 2025, compared to 2.9% as of December 31, 2024. The US Federal Reserve has a current benchmark interest rate target range of 3.50% to 3.75% following a rate cut of 25 basis points at each of its three meetings to end 2025, before holding rates constant at its January 2026 meeting.

Equity market performance was strong in 2025. In the US, the S&P 500 Index increased by 16.4% in 2025, following an increase of 23.3% in 2024. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.2% in 2025, following an increase of 2.8% in 2024. As of January 2026, the International Monetary Fund estimated that the US economy will expand by 2.4% in 2026 and 2.0% in 2027. The US Bureau of Labor Statistics reported the US unemployment rate increased to 4.4% as of December 31, 2025, compared to 4.1% as of December 31, 2024. Oil finished 2025 down 19.9% from 2024.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar weakened in 2025 compared to the euro and Japanese yen. Relative to the US dollar, the euro appreciated 13.4% in 2025, after depreciating 6.2% in 2024. Relative to the US dollar, the Japanese yen appreciated 0.3% in 2025, after depreciating 10.3% in 2024. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Medium and long-term rates decreased in 2025, with the US 10-year Treasury yield at 4.18% as of December 31, 2025 compared to 4.58% as of December 31, 2024. Short-term rates decreased in 2025, with the 3-month secured overnight financing rate at 3.65% as of December 31, 2025 compared to 4.31% as of December 31, 2024.

Our investment portfolio predominantly consists of fixed maturity investments. See –Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline significantly, the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of December 31, 2025, our net invested asset portfolio included $48.6 billion of floating rate investments, or 17% of our net invested assets, and our net reserve liabilities included $45.1 billion of floating rate liabilities at notional, or 16% of our net invested assets, resulting in $3.5 billion of net floating rate assets, or 1% of our net invested assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. Our policyholder and institutional balances include deferred annuities, indexed annuities, funding agreements and other investment-type contracts, the latter of which is comprised of immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies), guaranteed investment contracts and assumed endowments without significant mortality risks. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, our willingness to do so may be limited by competitive pressures. See Note 9 – Long-duration Contracts to the consolidated financial statements for our deferred and indexed annuity policyholder account balances by range of guaranteed minimum crediting rates and the related distance to those respective guaranteed minimums. Our funding agreements and other investment-type products provide us little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution.

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

According to LIMRA, total annuity market sales in the US were $347.0 billion for the nine months ended September 30, 2025, a 4.4% increase from the same time period in 2024. In the total annuity market, for the nine months ended September 30, 2025 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $26.8 billion, translating to a 7.7% market share. For the nine months ended September 30, 2024, we were the largest provider of annuities based on sales of $28.0 billion, translating to an 8.4% market share.

According to LIMRA, total fixed annuity market sales in the US were $242.4 billion for the nine months ended September 30, 2025, a 1.0% increase from the same time period in 2024. In the total fixed annuity market, for the nine months ended September 30, 2025 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $25.8 billion, translating to a 10.6% market share. For the nine months ended September 30, 2024, we were the largest provider of fixed annuities based on sales of $27.2 billion, translating to an 11.3% market share.

According to LIMRA, total fixed indexed annuity market sales in the US were $93.8 billion for the nine months ended September 30, 2025, a 1.4% decrease from the same time period in 2024. For the nine months ended September 30, 2025 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $11.5 billion, translating to a 12.3% market share. For the nine months ended September 30, 2024, we were the largest provider of FIAs based on sales of $10.9 billion, translating to an 11.5% market share.

According to LIMRA, total RILA market sales in the US were $57.4 billion for the nine months ended September 30, 2025, a 19.0% increase from the same time period in 2024. For the nine months ended September 30, 2025 (the most recent period for which specific market share data is available), we were the thirteenth largest provider of RILAs based on sales of $1.0 billion, translating to a 1.8% market share. For the nine months ended September 30, 2024, we were the eleventh largest provider of RILAs based on sales of $823 million, translating to a 1.7% market share. We believe RILAs represent a significant growth opportunity for Athene.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with US GAAP, we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant US GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments), which consists of investment gains (losses), net of offsets, and non-operating change in insurance liabilities and related derivatives, both defined below, as well as integration, restructuring, stock compensation and certain other items which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with US GAAP and should not be viewed as a substitute for the corresponding US GAAP measures. See –Non-GAAP Measure Reconciliations for the appropriate reconciliations to the most directly comparable US GAAP measures.

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance including the impact of any reinsurance transactions and excluding market volatility and expenses related to integration, restructuring and stock compensation as well as other one-time items. Our spread related earnings equals net income available to Athene Holding Ltd. common stockholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities and mortgage loans, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the provision for credit losses and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities and mortgage loans, other investments held under the fair value option, derivative gains and losses not hedging annuity index credits, all foreign exchange impacts and the change in provision for credit losses recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to the MVAs associated with surrenders or terminations of contracts.

•Non-operating Change in Insurance Liabilities and Related Derivatives

•Change in Fair Values of Derivatives and Embedded Derivatives – Indexed Annuities—Consists of impacts related to the fair value accounting for derivatives hedging the index credits on indexed annuities and the related embedded derivative liability fluctuations from period to period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the indexed annuity hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the period, new indexed annuity hedging derivatives are purchased to align with the new term. The difference in duration between the indexed annuity hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the indexed annuity hedging derivatives and index credit reserves is included as a non-operating adjustment.

We primarily hedge with options that align with the index terms of our indexed annuity products (typically 1–2 years). On an economic basis, we believe this is suitable because policyholder accounts are credited with index performance at the end of each index term. However, because the term of an embedded derivative in an indexed annuity contract is longer-dated, there is a duration mismatch which may lead to mismatches for accounting purposes.

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

•Integration, Restructuring, and Other Non-operating Items—Consists of restructuring and integration expenses related to acquisitions and block reinsurance costs, as well as certain other items, which are not predictable or related to our underlying profitability drivers.

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

We consider these adjustments to be meaningful adjustments to net income available to Athene Holding Ltd. common stockholder for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is useful in analyzing our business performance and the trends in our results of operations. Together with net income available to Athene Holding Ltd. common stockholder, we believe spread related earnings provides a meaningful financial metric that helps investors understand our underlying results and profitability. Spread related earnings should not be used as a substitute for net income available to Athene Holding Ltd. common stockholder.

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

Cost of funds includes liability costs related to cost of crediting on deferred annuities and institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies, as well as the option costs on the indexed annuity strategies. With respect to indexed annuities, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (2) funding agreement costs, including interest expense and other reserve changes. Additionally, cost of crediting includes forward points gains and losses on foreign exchange derivative hedges. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges, excluding market value adjustments, and certain other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

Other Operating Expenses

Other operating expenses excludes interest expense, policy acquisition expenses, net of deferrals, integration, restructuring and other non-operating items, stock compensation and long-term incentive plan expenses and the proportionate share of the ACRA operating expenses associated with the noncontrolling interests. We believe a measure like other operating expenses is useful in analyzing the trends of our core business operations and profitability. While we believe other operating expenses is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for policy and other operating expenses presented under US GAAP.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Leverage Ratio

Adjusted leverage ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets, as well as mortgage loan assets, net of tax. Adjusted leverage ratio is calculated as total debt at notional value adjusted to exclude 50% of the notional value of subordinated debt as an equity credit plus 50% of the notional value of our preferred stock divided by adjusted capitalization. Adjusted capitalization includes our adjusted Athene Holding Ltd. common stockholder’s equity and the notional value of our preferred stock and total debt. Adjusted Athene Holding Ltd. common stockholder’s equity is calculated as the ending Athene Holding Ltd. stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets, as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted leverage ratio should not be used as a substitute for the leverage ratio. However, we believe the adjustments to stockholders’ equity and debt are significant to gaining an understanding of our capitalization, debt and preferred stock utilization and overall leverage capacity, because they provide insight into how rating agencies measure our capitalization, which is a consideration in how we manage our leverage capacity.

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

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder and institutional liability obligations net of reinsurance and are used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. For such transactions, US GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. We include the underlying liabilities assumed through modco reinsurance agreements in our net reserve liabilities calculation in order to match the liabilities with the expenses incurred. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under US GAAP.

Sales

Sales statistics do not correspond to revenues under US GAAP but are used as relevant measures to understand our business performance as it relates to inflows generated during a specific period of time. Our sales statistics include inflows for deferred and indexed annuities and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers). We believe sales is a meaningful metric that enhances our understanding of our business performance and is not the same as premiums presented in our consolidated statements of income.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summarizes the consolidated results of operations:

	Years ended December 31,
(In millions)	2025	2024	2023
Revenues	$25,677	$20,689	$28,194
Benefits and expenses	20,570	15,055	23,603
Income before income taxes	5,107	5,634	4,591
Income tax expense (benefit)	886	730	(1,161)
Net income	4,221	4,904	5,752
Less: Net income attributable to noncontrolling interests	1,510	1,443	1,087
Net income attributable to Athene Holding Ltd. stockholders	2,711	3,461	4,665
Less: Preferred stock dividends	161	181	181
Add: Preferred stock redemption	84	—	—
Net income available to Athene Holding Ltd. common stockholder	$2,634	$3,280	$4,484

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

In this section, references to 2025 refer to the year ended December 31, 2025 and references to 2024 refer to the year ended December 31, 2024.

Net Income Available to Athene Holding Ltd. Common Stockholder

Net income available to Athene Holding Ltd. common stockholder decreased by $646 million, or 20%, to $2.6 billion in 2025 from $3.3 billion in 2024. The decrease in net income available to Athene Holding Ltd. common stockholder was primarily driven by a $5.5 billion increase in benefits and expenses, a $156 million increase in income tax expense (benefit) and a $67 million increase in net income attributable to noncontrolling interests, partially offset by a $5.0 billion increase in revenues and an $84 million increase from our preferred stock redemption.

Revenues

Revenues increased by $5.0 billion to $25.7 billion in 2025 from $20.7 billion in 2024. The increase was primarily driven by an increase in net investment income, an increase in premiums and an increase in VIE investment related gains (losses), partially offset by a decrease in investment related gains (losses).

Net investment income increased by $3.4 billion to $17.8 billion in 2025 from $14.5 billion in 2024, primarily driven by significant growth in our investment portfolio attributable to strong net flows of $47.9 billion in 2025, higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment, earlier deployment into assets during the year compared to 2024 and more favorable investment fund performance in 2025. These impacts were partially offset by lower floating rate income and higher investment management fees driven by the significant growth in our investment portfolio.

Premiums increased by $1.3 billion to $2.6 billion in 2025 from $1.3 billion in 2024, primarily driven by $1.3 billion of premium received from the execution of a whole life block reinsurance transaction in 2025 and an increase in payout annuity premiums, partially offset by a $167 million decrease in pension group annuity premiums compared to 2024.

VIE investment related gains (losses) increased by $687 million to $2.2 billion in 2025 from $1.5 billion in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets, strong performance from newly consolidated VIEs, including AAA Lux, a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in US Treasury rates in 2025 compared to an increase in 2024 and favorable returns from A-A Onshore Fund, LLC.

Investment related gains (losses) decreased by $501 million to $1.5 billion in 2025 from $2.0 billion in 2024, primarily driven by unfavorable net foreign exchange impacts, an increase in realized losses on AFS securities and an unfavorable change in the fair value of indexed annuity hedging derivatives, partially offset by a favorable change in the fair value of mortgage loans, reinsurance assets and trading securities, as well as a favorable change in the provision for credit losses. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in the fair value of indexed annuity hedging derivatives decreased $51 million, primarily driven by less favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which increased 16.4% in 2025, compared to an increase of 23.3% in 2024. The change in fair value of mortgage loans increased $1.2 billion, the change in fair value of reinsurance assets increased $319 million and the change in fair value of trading securities increased $208 million primarily driven by a decrease in US Treasury rates in 2025 compared to an increase 2024, partially offset by an unfavorable change in credit spreads compared to 2024. The favorable change in provision for credit losses of $70 million was primarily driven by a reduction in the allowance on corporate securities in 2025.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Benefits and Expenses

Benefits and expenses increased by $5.5 billion to $20.6 billion in 2025 from $15.1 billion in 2024. The increase was driven by an increase in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in the amortization of DAC, DSI and VOBA and an increase in policy and other operating expenses. Our annual unlocking of assumptions resulted in a decrease in total benefits and expenses of $55 million compared to an increase of $31 million in 2024. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA amortization and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits.

Interest sensitive contract benefits increased by $3.1 billion to $12.1 billion in 2025 from $8.9 billion in 2024, primarily driven by significant growth in our deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances, as well as runoff of lower rate business, in comparison to our existing blocks of business, earlier origination of new business within the year compared to 2024 and an increase in the change in our indexed annuity reserves. These impacts were partially offset by lower rates on floating rate funding agreements and a favorable change in unlocking. The change in our indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The increase in the change in fair value of indexed annuity embedded derivatives of $873 million was primarily due to the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024. This was partially offset by the favorable impact of rate movements on policyholder projected benefits and less favorable performance of the equity indices to which our indexed annuity policies are linked. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 16.4% in 2025, compared to an increase of 23.3% in 2024. The fair value of indexed annuity embedded derivative and investment contract provision unlocking in 2025 was $79 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $67 million unfavorable primarily due to changes to projected interest crediting. The negative VOBA unlocking related to our interest sensitive contract liabilities in 2025 was $11 million favorable mainly due to changes in policyholder behavior, partially offset by updated economic assumptions, while 2024 unlocking was $59 million favorable mainly due to updated economic assumptions and changes in policyholder behavior.

Future policy and other policy benefits increased by $1.4 billion to $4.4 billion in 2025 from $3.1 billion in 2024, primarily driven by an increase in life reserves due to the execution of a $1.3 billion whole life block reinsurance transaction in 2025, an unfavorable change in unlocking and an increase in the AmerUs Closed Block fair value liability, partially offset by a $167 million decrease in pension group annuity obligations compared to 2024. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized gains on the underlying assets reflecting a decrease in US Treasury rates in 2025 compared to an increase in 2024, partially offset by an unfavorable change in credit spreads compared to 2024. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2024 was $60 million favorable, consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to updated mortality assumptions, partially offset by changes in policyholder behavior.

Market risk benefits remeasurement (gains) losses increased by $554 million to $452 million in 2025 from $(102) million in 2024. The losses in 2025 compared to gains in 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits primarily due to rate movements, partially offset by a favorable change in unlocking. The change in fair value of market risk benefits was $665 million unfavorable due to a decrease in the risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting, while 2024 unlocking was $62 million unfavorable primarily due to changes in policyholder behavior, partially offset by updated economic assumptions.

Amortization of DAC, DSI and VOBA increased by $301 million to $1.2 billion in 2025 from $941 million in 2024, primarily driven by an increase in acquisition and sale incentive costs that are deferred and amortized due to strong growth in our deferred annuity business as well as an unfavorable change in unlocking. Unlocking in 2025 was $53 million unfavorable mainly related to changes in policyholder behavior and projected interest crediting as well as updated economic and mortality assumptions, while unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and policyholder behavior.

Policy and other operating expenses increased by $141 million to $2.4 billion in 2025 from $2.2 billion in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to an increase in host accretion on business ceded to Catalina, as well as interest related to additional issuances of long-term debt in the second quarter of 2025 and a full year of interest on long-term debt issued in the fourth quarter of 2024. These impacts were partially offset by the recognition of $152 million of expense related to guaranty association assessments levied against us in connection with the Bankers Life Insurance Company (BLIC) and Colorado Bankers Life Insurance Company (CBLIC) insolvencies in 2024.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $156 million to $886 million in 2025 from $730 million in 2024, primarily driven by impacts from the Bermuda CIT, which became effective in 2025, and changes in the valuation allowance, partially offset by a decrease in pretax income subject to US income tax. Our effective tax rate in 2025 was 17% compared to 13% in 2024.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $67 million to $1.5 billion in 2025 from $1.4 billion in 2024, primarily driven by an increase in noncontrolling interests related to the consolidation of AAA Lux during the fourth quarter of 2025, which experienced favorable returns on the underlying assets of the fund. Additionally, net income attributable to noncontrolling interests increased due to favorable investment performance within AAA and a favorable change in fair value of mortgage loans and reinsurance assets within ACRA compared to 2024. These impacts were partially offset by unfavorable net foreign exchange impacts, an unfavorable net change in the fair value of attributed indexed annuity derivatives and embedded derivatives, impacts from the Bermuda CIT that became effective in 2025 and an increase in realized losses on the sale of investments within ACRA.

Preferred Stock Redemption

Preferred stock redemption increased by $84 million to $84 million in 2025 from $0 million in 2024 driven by the redemption of our Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (Series C) at par value, which was below our carrying value of $684 million, in the second quarter of 2025.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in our 2024 Annual Report for the results of operations discussion for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Years ended December 31,
(In millions)	2025	2024	2023
Fixed income and other net investment income	$13,026	$10,811	$8,744
Alternative net investment income	1,299	939	864
Net investment earnings	14,325	11,750	9,608
Strategic capital management fees	131	105	72
Cost of funds	(10,083)	(7,702)	(5,650)
Net investment spread	4,373	4,153	4,030
Other operating expenses	(452)	(467)	(487)
Interest and other financing costs	(560)	(465)	(436)
Spread related earnings	$3,361	$3,221	$3,107

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

In this section, references to 2025 refer to the year ended December 31, 2025 and references to 2024 refer to the year ended December 31, 2024.

Spread Related Earnings

SRE increased by $140 million, or 4%, to $3.4 billion in 2025 from $3.2 billion in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earnings increased by $2.6 billion to $14.3 billion in 2025 from $11.8 billion in 2024, primarily driven by $39.1 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment, an increase in alternative net investment income and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income, higher investment management fees driven by the significant growth in our investment portfolio and prepayment of higher yielding assets. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within origination and retirement services platforms as well as equity funds, partially offset by less favorable performance within credit funds. The increase in income from origination platforms was mainly attributable to an initial mark from cost to fair value and origination outperformance on Atlas in 2025, robust deployment following a capital raise within Apterra in 2025 and strong growth from origination partnerships within Aqua Finance in 2025 compared to a valuation decrease in 2024, partially offset by stronger growth from Redding Ridge in 2024. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable Holdings, Inc. (together with its subsidiaries, Venerable) in 2025 related to the announcement of a reinsurance transaction with Corebridge Financial, Inc. (Corebridge), unfavorable returns on our investment in Catalina in 2024 not recurring in 2025 due to the distribution of our Catalina common equity interests to AGM as a dividend in the third quarter of 2024 and realized losses from the sale of Challenger Limited (Challenger) common equity shares in 2024. These impacts were partially offset by increased capital requirements related to expanded solvency requirements and competitive dynamics within the pension market impacting the valuation of Athora in 2025. The increase in income from equity funds was mainly attributable to more favorable performance within structured equity in 2025 compared to 2024. The decrease in income from credit funds was primarily driven by more favorable credit spread tightening in 2024 compared to 2025.

Strategic capital management fees increased by $26 million to $131 million in 2025 from $105 million in 2024, primarily driven by additional fees received from ADIP II and Catalina attributable to strong net flows into ACRA 2 and Catalina in 2025.

Cost of funds increased by $2.4 billion to $10.1 billion in 2025 from $7.7 billion in 2024, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements. Unlocking, net of the noncontrolling interests, in 2025 was favorable $5 million primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2024 was favorable $16 million primarily related to updated mortality and economic assumptions, partially offset by changes in policyholder behavior and projected interest crediting.

Interest and other financing costs increased by $95 million to $560 million in 2025 from $465 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the second quarter of 2025 and a full year of interest on long-term debt issued in the fourth quarter of 2024, partially offset by a decrease in preferred stock dividends due to the redemption of our Series C preferred stock in the second quarter of 2025.

Net Investment Spread

	Years ended December 31,
	2025	2024	2023
Fixed income and other net investment earned rate	5.01%	4.87%	4.45%
Alternative net investment earned rate	10.01%	8.03%	7.22%
Net investment earned rate	5.25%	5.03%	4.61%
Strategic capital management fees	0.05%	0.04%	0.03%
Cost of funds	(3.69)%	(3.29)%	(2.71)%
Net investment spread	1.61%	1.78%	1.93%

Net investment spread decreased 17 basis points to 1.61% in 2025 from 1.78% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 40 basis points to 3.69% in 2025 from 3.29% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate increased 22 basis points to 5.25% in 2025 from 5.03% in 2024, primarily due to higher returns in both our fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 5.01% in 2025, an increase from 4.87% in 2024, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income and prepayment of higher yielding assets. Alternative net investment earned rate was 10.01% in 2025, an increase from 8.03% in 2024, primarily driven by more favorable performance within origination and retirement services platforms as well as equity funds, partially offset by less favorable performance within credit funds. The higher return from origination platforms was mainly attributable to an initial mark from cost to fair value and origination outperformance on Atlas in 2025, robust deployment following a capital raise within Apterra in 2025 and strong growth from origination partnerships within Aqua Finance in 2025 compared to a valuation decrease in 2024, partially offset by stronger growth from Redding Ridge in 2024. The higher return from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge, unfavorable returns on our investment in Catalina in 2024 not recurring in 2025 due to the distribution of our Catalina common equity interests to AGM as a dividend in the third quarter of 2024 and realized losses from the sale of Challenger common equity shares in 2024. These impacts were partially offset by increased capital requirements related to expanded solvency requirements and competitive dynamics within the pension market impacting the valuation of Athora in 2025. The higher return from equity funds was mainly attributable to more favorable performance within structured equity in 2025 compared to 2024. The lower return from credit funds was primarily driven by more favorable credit spread tightening in 2024 compared to 2025.

Adjustments to Net Income Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating items; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The decrease in adjustments to net income available to Athene Holding Ltd. common stockholder in 2025 compared to 2024 was primarily driven by a decrease in non-operating change in insurance liabilities and related derivatives and a decrease in investment gains (losses), net of offsets, partially offset by a decrease in integration, restructuring and other non-operating items. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in an increase in our adjustments to net income available to Athene Holding Ltd. common stockholder of $74 million compared to a decrease of $11 million in 2024. The 2025 unlocking was driven by $75 million favorable indexed annuity embedded derivative unlocking, partially offset by $1 million unfavorable liability for future policy benefits unlocking. The 2024 unlocking was driven by $26 million unfavorable indexed annuity embedded derivative unlocking, partially offset by $14 million favorable market risk benefits unlocking and $1 million favorable liability for future policy benefits unlocking.

Non-operating change in insurance liabilities and related derivatives decreased $755 million, primarily driven by an unfavorable change in the fair value of market risk benefits and net indexed annuity derivatives. The $654 million unfavorable change in fair value of market risk benefits was primarily driven by a decrease in the risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits, and an unfavorable change in unlocking. The fair value of market risk benefits unlocking, net of the noncontrolling interests, in 2025 resulted in no impact, while 2024 unlocking was $14 million favorable primarily due to updated economic assumptions. The $111 million unfavorable change in the fair value of net indexed annuity derivatives was primarily driven by the unfavorable change in discount rates used in our embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024. The change in net indexed annuity derivatives was also driven by the performance of the equity indices to which our indexed annuity policies are linked. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 16.4% in 2025, compared to an increase of 23.3% in 2024. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits compared to 2024 and a favorable change in unlocking. The fair value of indexed annuity embedded derivative unlocking, net of the noncontrolling interests, in 2025 was $75 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $26 million unfavorable primarily due to changes to projected interest crediting.

Investment gains (losses), net of offsets, decreased $198 million, primarily driven by unfavorable net foreign exchange impacts and an increase in realized losses on AFS securities, partially offset by a favorable change in the fair value of mortgage loans and reinsurance assets, as well as a favorable change in the provision for credit losses. The unfavorable net foreign exchange impacts were primarily related to the weakening of the US dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The favorable change in the fair value of mortgage loans of $1.1 billion and reinsurance assets of $164 million was primarily driven by a decrease in US Treasury rates in 2025 compared to an increase in 2024, partially offset by an unfavorable change in credit spreads compared to 2024. The favorable change in provision for credit losses of $82 million was primarily driven by a reduction in the allowance on corporate securities in 2025.

Integration, restructuring and other non-operating items decreased $203 million, primarily driven by the recognition of $101 million of expense, net of the noncontrolling interests, related to guaranty association assessments levied against us in connection with the BLIC and CBLIC insolvencies in 2024 as well as the $84 million gain on the redemption of our Series C preferred stock in the second quarter of 2025.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Non-GAAP Earnings in our 2024 Annual Report for the summary of non-GAAP earnings discussion for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Portfolio

We had total investments, including related parties and consolidated VIEs, of $386.6 billion and $315.0 billion as of December 31, 2025 and 2024, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the consolidated statements of income includes management fees under our investment management arrangements with Apollo. During the years ended December 31, 2025, 2024 and 2023, we incurred management fees, inclusive of the base, sub-allocation and performance fees, net of any waivers or rebates, of $1.4 billion, $1.3 billion and $975 million, respectively, and additional sub-advisory and other fees incurred to ISG for the benefit of third-party service providers of $66 million, $16 million and $12 million, respectively.

Our net invested assets, which are those that directly back our net reserve liabilities, as well as surplus assets, were $292.4 billion and $248.6 billion as of December 31, 2025 and 2024, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments including related parties and consolidated VIEs:

	December 31,
	2025		2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value	$192,597	49.8%	$165,364	52.5%
Trading securities, at fair value	6,409	1.7%	1,583	0.5%
Equity securities, at fair value	822	0.2%	1,290	0.4%
Mortgage loans, at fair value	91,918	23.8%	63,239	20.1%
Investment funds	108	—%	107	—%
Policy loans	301	0.1%	318	0.1%
Funds withheld at interest	15,413	4.0%	18,866	6.0%
Derivative assets	9,190	2.4%	8,154	2.6%
Short-term investments	175	—%	447	0.2%
Other investments	4,148	1.1%	2,915	0.9%
Total investments	321,081	83.1%	262,283	83.3%
Investments in related parties
Available-for-sale securities, at fair value	26,444	6.8%	19,127	6.1%
Trading securities, at fair value	454	0.1%	573	0.2%
Equity securities, at fair value	266	0.1%	234	0.1%
Mortgage loans, at fair value	1,486	0.4%	1,297	0.4%
Investment funds	2,149	0.6%	1,853	0.6%
Funds withheld at interest	4,215	1.1%	5,050	1.6%
Short-term investments	18	—%	743	0.2%
Other investments, at fair value	344	0.1%	331	0.1%
Total related party investments	35,376	9.2%	29,208	9.3%
Total investments, including related parties	356,457	92.3%	291,491	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	3,120	0.8%	2,301	0.7%
Mortgage loans, at fair value	2,140	0.5%	2,579	0.8%
Investment funds, at fair value	24,070	6.2%	17,765	5.6%
Other investments	844	0.2%	884	0.3%
Total investments of consolidated VIEs	30,174	7.7%	23,529	7.4%
Total investments, including related parties and consolidated VIEs	$386,631	100.0%	$315,020	100.0%

Our total investments, including related parties and consolidated VIEs, were $386.6 billion and $315.0 billion as of December 31, 2025 and 2024, respectively. The increase was primarily driven by significant growth from gross inflows of $83.4 billion in excess of gross liability outflows of $35.5 billion, reinvestment of earnings and unrealized gains on investments, including foreign exchange impacts. The unrealized gains on investments during the year ended December 31, 2025 included AFS securities of $4.5 billion, as well as gains from mortgage loans and reinsurance assets, attributable to a decrease in US Treasury rates in 2025. Unrealized foreign exchange gains on foreign denominated assets were primarily related to the weakening of the US dollar against foreign currencies in 2025. Additionally, total investments, including related parties and consolidated VIEs, increased due to an increase in VIE investments and an increase in derivative assets primarily related to our call options, net of derivative swap and forward contract impacts. The increase in VIE investments was primarily driven by third party contributions into AAA Lux and AAA and favorable performance of the underlying assets within AAA and AAA Lux, partially offset by the deconsolidation of several VIEs in 2025.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk and interest rate risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual index credits on our indexed annuity products. We primarily use indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index. We also use derivative instruments, such as forward contracts and swaps, to hedge foreign currency exposure resulting from foreign denominated assets and liabilities and to help manage our net floating rate position.

With respect to derivative positions, we transact with highly rated counterparties, and expect the counterparties to fulfill their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, and investment funds, which primarily include investments over which Apollo can exercise influence. As of December 31, 2025, these investments totaled $60.1 billion, or 13.7% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by asset origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amount is comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include investments in asset origination and retirement services platforms and investments in Apollo managed funds.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	December 31,
	2025		2024
(In millions, except percentages)	Carrying Value	Percentage of Total Assets	Carrying Value	Percentage of Total Assets
Venerable funds withheld reinsurance portfolio	$4,215	1.0%	$5,050	1.4%
Securitizations of unaffiliated assets where Apollo is manager	26,880	6.1%	20,389	5.6%
Investments in Apollo funds	16,306	3.7%	12,272	3.4%
Investments in asset origination platforms	10,037	2.3%	7,329	2.0%
Investments in retirement services platforms	2,700	0.6%	2,249	0.6%
Other	—	—%	86	—%
Total related party investments	$60,138	13.7%	$47,375	13.0%

As of December 31, 2025, a $4.2 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital Company LLC (VA Capital). For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of December 31, 2025, $37.0 billion, or 12.8% of our total net invested assets were related party investments. Of these, approximately $21.2 billion, or 7.3% of our net invested assets, were structured securities for which Apollo or an affiliated asset origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in affiliated companies or Apollo funds represented $15.8 billion, or 5.5% of our net invested assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	December 31,
	2025		2024
(In millions, except percentages)	Net Invested Asset Value	Percentage of Net Invested Assets	Net Invested Asset Value	Percentage of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$21,203	7.3%	$18,472	7.4%
Investments in Apollo funds	7,820	2.7%	7,131	2.9%
Investments in asset origination platforms	5,442	1.9%	4,006	1.6%
Investments in retirement services platforms	2,496	0.9%	2,285	0.9%
Total related party net invested assets	$36,961	12.8%	$31,894	12.8%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	December 31,
	2025		2024
(In millions, except percentages)	Gross Invested Asset Value	Percentage of Gross Invested Assets	Gross Invested Asset Value	Percentage of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$29,565	7.6%	$25,327	7.7%
Investments in Apollo funds	10,181	2.6%	9,557	2.9%
Investments in asset origination platforms	6,963	1.8%	5,281	1.6%
Investments in retirement services platforms	2,614	0.7%	2,374	0.7%
Total related party gross invested assets	$49,323	12.7%	$42,539	12.9%

AFS Securities

We invest in AFS securities and attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity to timely satisfy our liabilities as they become due or to respond to a change in the credit profile or other characteristics of the particular investment.

AFS securities are carried at fair value, less allowances for expected credit losses, on our consolidated balance sheets. Changes in fair value of our AFS securities, are charged or credited to other comprehensive income, net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows or change in fair value are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	December 31, 2025
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$18,008	$—	$116	$(1,226)	$16,898	7.7%
US state, municipal and political subdivisions	954	—	—	(195)	759	0.3%
Foreign governments	2,225	—	32	(598)	1,659	0.8%
Corporate	97,166	(105)	1,291	(8,921)	89,431	40.8%
CLO	25,730	—	648	(106)	26,272	12.0%
ABS	35,275	(171)	823	(465)	35,462	16.2%
CMBS	13,351	(70)	120	(317)	13,084	6.0%
RMBS	9,407	(411)	300	(264)	9,032	4.1%
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597	87.9%
AFS securities – related parties
Corporate	2,663	—	76	(25)	2,714	1.2%
CLO	7,103	—	121	(21)	7,203	3.3%
ABS	16,500	(1)	45	(178)	16,366	7.5%
CMBS	162	—	—	(1)	161	0.1%
Total AFS securities – related parties	26,428	(1)	242	(225)	26,444	12.1%
Total AFS securities, including related parties	$228,544	$(758)	$3,572	$(12,317)	$219,041	100.0%

	December 31, 2024
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151	3.9%
US state, municipal and political subdivisions	1,167	—	—	(246)	921	0.5%
Foreign governments	2,082	—	—	(514)	1,568	0.8%
Corporate	95,006	(175)	485	(11,731)	83,585	45.3%
CLO	29,524	—	266	(608)	29,182	15.8%
ABS	24,779	(76)	138	(640)	24,201	13.1%
CMBS	11,158	(60)	75	(432)	10,741	5.8%
RMBS	8,587	(397)	228	(403)	8,015	4.4%
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364	89.6%
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461	1.3%
CLO	6,130	—	18	(113)	6,035	3.3%
ABS	10,899	(1)	21	(288)	10,631	5.8%
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127	10.4%
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	December 31,
	2025		2024[1]
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Corporate
Financial - Banking	$8,756	4.0%	$9,391	5.1%
Financial - Brokerage/asset managers/exchanges	2,455	1.1%	3,093	1.7%
Financial - Financial companies	10,835	4.9%	7,110	3.9%
Financial - Insurance	9,347	4.3%	7,878	4.3%
Financial - Real estate investment trusts	2,336	1.1%	2,830	1.5%
Financial - Other	5,241	2.4%	5,378	2.9%
Industrial - Basic industry	2,465	1.1%	2,670	1.4%
Industrial - Capital goods	2,375	1.1%	2,626	1.4%
Industrial - Communications	5,790	2.6%	5,180	2.8%
Industrial - Consumer cyclical	4,580	2.1%	5,492	3.0%
Industrial - Consumer non-cyclical	7,685	3.5%	7,658	4.1%
Industrial - Energy	8,266	3.8%	7,750	4.2%
Industrial - Technology	2,773	1.2%	2,721	1.5%
Industrial - Transportation	4,303	2.0%	3,930	2.1%
Industrial - Other	1,197	0.5%	1,170	0.6%
Utility - Electric	11,983	5.5%	9,462	5.1%
Utility - Natural gas	1,486	0.7%	1,416	0.8%
Utility - Other	272	0.1%	291	0.2%
Total corporate	92,145	42.0%	86,046	46.6%
Other government-related securities
US government and agencies	16,898	7.7%	7,151	3.9%
Foreign governments	1,659	0.8%	1,568	0.8%
US state, municipal and political subdivisions	759	0.3%	921	0.5%
Total non-structured securities	111,461	50.8%	95,686	51.8%
Structured securities
CLO	33,475	15.3%	35,217	19.1%
ABS	51,828	23.7%	34,832	18.9%
CMBS	13,245	6.1%	10,741	5.8%
RMBS
Agency	393	0.2%	1,032	0.6%
Non-agency	8,639	3.9%	6,983	3.8%
Total structured securities	107,580	49.2%	88,805	48.2%
Total AFS securities, including related parties	$219,041	100.0%	$184,491	100.0%

[1] Prior period amounts have been reclassified to conform with the updated current year presentation.

The fair value of our AFS securities, including related parties, was $219.0 billion and $184.5 billion as of December 31, 2025 and 2024, respectively. The increase was mainly driven by the deployment of strong gross inflows in excess of gross liability outflows, unrealized gains on AFS securities during the year ended December 31, 2025 of $4.5 billion and unrealized gains related to foreign exchange impacts. The unrealized investment gains were attributable to a decrease in US Treasury rates in 2025, while the unrealized foreign exchange gains were attributable to the weakening of the US dollar against foreign currencies in 2025.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	December 31,
	2025			2024
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
NAIC designation
1 A-G	$127,640	$121,234	55.4%	$113,845	$104,887	56.9%
2 A-C	94,116	91,503	41.8%	80,160	74,064	40.1%
Total investment grade	221,756	212,737	97.2%	194,005	178,951	97.0%
3 A-C	3,486	3,356	1.5%	3,535	3,230	1.8%
4 A-C	1,755	1,732	0.8%	1,479	1,378	0.7%
5 A-C	551	487	0.2%	345	293	0.2%
6	959	697	0.3%	883	639	0.3%
Non-designated	37	32	—%	—	—	—%
Total below investment grade	6,788	6,304	2.8%	6,242	5,540	3.0%
Total AFS securities, including related parties	$228,544	$219,041	100.0%	$200,247	$184,491	100.0%

A significant majority of our AFS portfolio, 97.2% and 97.0% as of December 31, 2025 and 2024, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	December 31,
	2025		2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NRSRO rating agency designation
AAA/AA/A	$114,983	52.5%	$96,095	52.2%
BBB	87,497	39.9%	70,150	38.0%
Non-rated[1]	8,493	3.9%	11,300	6.1%
Total investment grade	210,973	96.3%	177,545	96.3%
BB	2,976	1.4%	2,722	1.5%
B	1,722	0.8%	972	0.5%
CCC	1,652	0.7%	1,011	0.5%
CC and lower	436	0.2%	791	0.4%
Non-rated[1]	1,282	0.6%	1,450	0.8%
Total below investment grade	8,068	3.7%	6,946	3.7%
Total AFS securities, including related parties	$219,041	100.0%	$184,491	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. With respect to modeled LBaSS, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (a) the equivalent S&P rating when the security is rated by one NRSRO; (b) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (c) the equivalent S&P rating of the second lowest NRSRO when the security is rated by three or more NRSROs. If the lowest two NRSRO ratings are equal, then such rating will be the assigned rating. NRSRO ratings available for the periods presented were S&P, Fitch, Moody’s, A.M. Best, Morningstar DBRS, and Kroll Bond Rating Agency, Inc.

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.7% as of each of December 31, 2025 and 2024. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of December 31, 2025 and 2024, non-rated securities were comprised 74% and 64%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 20% and 23%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of December 31, 2025 and 2024, 87% and 89%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $51.8 billion and $34.8 billion as of December 31, 2025 and 2024, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31,
	2025		2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$30,437	58.6%	$24,672	70.9%
2 A-C	20,719	40.0%	9,336	26.8%
Total investment grade	51,156	98.6%	34,008	97.7%
3 A-C	488	0.9%	658	1.9%
4 A-C	39	0.1%	109	0.3%
5 A-C	78	0.2%	12	—%
6	34	0.1%	45	0.1%
Non-designated	33	0.1%	—	—%
Total below investment grade	672	1.4%	824	2.3%
Total AFS ABS, including related parties	$51,828	100.0%	$34,832	100.0%

NRSRO rating agency designation
AAA/AA/A	$30,185	58.1%	$24,532	70.5%
BBB	20,971	40.4%	9,443	27.1%
Non-rated[1]	—	—%	64	0.2%
Total investment grade	51,156	98.5%	34,039	97.8%
BB	497	1.0%	641	1.8%
B	30	0.1%	95	0.3%
CCC	78	0.2%	12	—%
CC and lower	31	0.1%	13	—%
Non-rated[1]	36	0.1%	32	0.1%
Total below investment grade	672	1.5%	793	2.2%
Total AFS ABS, including related parties	$51,828	100.0%	$34,832	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of December 31, 2025 and 2024, a substantial majority of our AFS ABS portfolio, 98.6% and 97.7%, respectively, was invested in assets considered to be investment grade based upon the application of the NAIC’s methodology, while 98.5% and 97.8% of securities as of December 31, 2025 and 2024, respectively, were considered investment grade based upon NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong gross inflows in excess of gross liability outflows, unrealized gains related to foreign exchange impacts and unrealized gains on ABS securities during the year ended December 31, 2025. The unrealized foreign exchange gains were attributable to the weakening of the US dollar against foreign currencies in 2025, while the unrealized investment gains were attributable to a decrease in US Treasury rates in 2025.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $33.5 billion and $35.2 billion as of December 31, 2025 and 2024, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31,
	2025		2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$22,428	67.0%	$23,948	68.0%
2 A-C	10,975	32.8%	11,130	31.6%
Total investment grade	33,403	99.8%	35,078	99.6%
3 A-C	72	0.2%	118	0.3%
4 A-C	—	—%	21	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Non-designated	—	—%	—	—%
Total below investment grade	72	0.2%	139	0.4%
Total AFS CLO, including related parties	$33,475	100.0%	$35,217	100.0%

NRSRO rating agency designation
AAA/AA/A	$22,438	67.0%	$23,956	68.0%
BBB	10,965	32.8%	11,122	31.6%
Non-rated[1]	—	—%	—	—%
Total investment grade	33,403	99.8%	35,078	99.6%
BB	72	0.2%	118	0.3%
B	—	—%	21	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	72	0.2%	139	0.4%
Total AFS CLO, including related parties	$33,475	100.0%	$35,217	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of December 31, 2025 and 2024, 99.8% and 99.6%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The decrease in our CLO portfolio was mainly driven by prepayments of the underlying assets in excess of purchases, partially offset by unrealized gains on CLOs during the year ended December 31, 2025 attributable to a decrease in US Treasury rates in 2025.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $13.2 billion and $10.7 billion as of December 31, 2025 and 2024, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31,
	2025		2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$11,447	86.5%	$9,300	86.6%
2 A-C	1,250	9.4%	913	8.5%
Total investment grade	12,697	95.9%	10,213	95.1%
3 A-C	353	2.7%	241	2.2%
4 A-C	84	0.6%	95	0.9%
5 A-C	31	0.2%	156	1.5%
6	80	0.6%	36	0.3%
Non-designated	—	—%	—	—%
Total below investment grade	548	4.1%	528	4.9%
Total AFS CMBS	$13,245	100.0%	$10,741	100.0%

NRSRO rating agency designation
AAA/AA/A	$10,785	81.4%	$8,448	78.6%
BBB	1,507	11.4%	1,075	10.0%
Non-rated[1]	219	1.7%	544	5.1%
Total investment grade	12,511	94.5%	10,067	93.7%
BB	303	2.3%	336	3.1%
B	165	1.2%	115	1.1%
CCC	207	1.6%	135	1.3%
CC and lower	59	0.4%	48	0.4%
Non-rated[1]	—	—%	40	0.4%
Total below investment grade	734	5.5%	674	6.3%
Total AFS CMBS	$13,245	100.0%	$10,741	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of December 31, 2025 and 2024, 95.9% and 95.1%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 94.5% and 93.7% of securities as of December 31, 2025 and 2024, respectively, were considered investment grade based upon NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong gross inflows in excess of gross liability outflows as well as unrealized gains on our CMBS portfolio during the year ended December 31, 2025 attributable to a decrease in US Treasury rates in 2025.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $9.0 billion and $8.0 billion as of December 31, 2025 and 2024, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31,
	2025		2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$7,801	86.4%	$6,715	83.8%
2 A-C	654	7.2%	691	8.6%
Total investment grade	8,455	93.6%	7,406	92.4%
3 A-C	209	2.3%	259	3.3%
4 A-C	102	1.1%	186	2.3%
5 A-C	187	2.1%	82	1.0%
6	79	0.9%	82	1.0%
Non-designated	—	—%	—	—%
Total below investment grade	577	6.4%	609	7.6%
Total AFS RMBS	$9,032	100.0%	$8,015	100.0%

NRSRO rating agency designation
AAA/AA/A	$4,148	45.9%	$2,518	31.4%
BBB	1,167	12.9%	945	11.8%
Non-rated[1]	1,676	18.6%	2,523	31.5%
Total investment grade	6,991	77.4%	5,986	74.7%
BB	51	0.5%	46	0.6%
B	98	1.1%	129	1.6%
CCC	1,254	13.9%	827	10.3%
CC and lower	342	3.8%	679	8.5%
Non-rated[1]	296	3.3%	348	4.3%
Total below investment grade	2,041	22.6%	2,029	25.3%
Total AFS RMBS	$9,032	100.0%	$8,015	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 93.6% and 92.4% as of December 31, 2025 and 2024, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized 77.4% and 74.7% of our RMBS portfolio as investment grade as of December 31, 2025 and 2024, respectively. The increase in our RMBS portfolio was mainly driven by the deployment of strong gross inflows in excess of gross liability outflows as well as unrealized gains on our RMBS portfolio during the year ended December 31, 2025 attributable to a decrease in US Treasury rates in 2025.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of December 31, 2025, our AFS securities, including related parties, had a fair value of $219.0 billion, which was 4.2% below amortized cost of $228.5 billion. As of December 31, 2024, our AFS securities, including related parties, had a fair value of $184.5 billion, which was 7.9% below amortized cost of $200.2 billion. Our fair value of AFS securities as of both December 31, 2025 and 2024 were below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses, including any unrealized foreign exchange impacts, on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	December 31, 2025
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$65,495	$(7,292)	$58,203	88.9%	$121,234	(6.0)%
2 A-C	45,479	(4,427)	41,052	90.3%	91,503	(4.8)%
Total investment grade	110,974	(11,719)	99,255	89.4%	212,737	(5.5)%
3 A-C	1,585	(173)	1,412	89.1%	3,356	(5.2)%
4 A-C	887	(16)	871	98.2%	1,732	(0.9)%
5 A-C	315	(13)	302	95.9%	487	(2.7)%
6	276	(13)	263	95.3%	697	(1.9)%
Non-designated	29	(9)	20	69.0%	32	(28.1)%
Total below investment grade	3,092	(224)	2,868	92.8%	6,304	(3.6)%
Total	$114,066	$(11,943)	$102,123	89.5%	$219,041	(5.5)%

	December 31, 2024
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$67,663	$(8,693)	$58,970	87.2%	$104,887	(8.3)%
2 A-C	48,729	(6,292)	42,437	87.1%	74,064	(8.5)%
Total investment grade	116,392	(14,985)	101,407	87.1%	178,951	(8.4)%
3 A-C	2,280	(240)	2,040	89.5%	3,230	(7.4)%
4 A-C	889	(59)	830	93.4%	1,378	(4.3)%
5 A-C	202	(19)	183	90.6%	293	(6.5)%
6	256	(65)	191	74.6%	639	(10.2)%
Non-designated	—	—	—	—%	—	—%
Total below investment grade	3,627	(383)	3,244	89.4%	5,540	(6.9)%
Total	$120,019	$(15,368)	$104,651	87.2%	$184,491	(8.3)%

The gross unrealized losses on AFS securities, including related parties, were $11.9 billion and $15.4 billion as of December 31, 2025 and 2024, respectively. The decrease in unrealized losses on AFS securities was primarily attributable to a decrease in US Treasury rates in 2025.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

As of December 31, 2025 and 2024, we held an allowance for credit losses on AFS securities of $758 million and $709 million, respectively. During the year ended December 31, 2025, we recorded an increase in the allowance for credit losses on AFS securities of $49 million, of which $57 million had an income statement impact and $(8) million related to Purchased Credit Deteriorated (PCD) securities and other changes. The increase in the allowance for credit losses on AFS securities in 2025 was primarily related to an increase on ABS and RMBS securities, partially offset by a decrease on corporate securities. During the year ended December 31, 2024, we recorded an increase in the allowance for credit losses on AFS securities of $118 million, of which $123 million had an income statement impact and $(5) million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities in 2024 was primarily related to an increase on corporate, CMBS and ABS securities. The intent-to-sell impairments for the years ended December 31, 2025 and 2024 were $54 million and $59 million, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of December 31, 2025 and 2024, 37% and 40%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	December 31,
	2025			2024
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
Country
Ireland	$10,837	$11,526	14.3%	$10,918	$10,330	14.1%
Other Europe	21,572	20,901	25.9%	18,190	16,450	22.4%
Total Europe	32,409	32,427	40.2%	29,108	26,780	36.5%
Non-US North America	38,776	38,476	47.8%	40,260	39,343	53.7%
Australia & New Zealand	3,161	2,941	3.6%	3,207	2,825	3.9%
Asia/Pacific	3,109	2,639	3.3%	2,212	1,821	2.5%
Central & South America	1,646	1,531	1.9%	1,680	1,467	2.0%
Africa & Middle East	2,843	2,580	3.2%	1,384	1,050	1.4%
Total	$81,944	$80,594	100.0%	$77,851	$73,286	100.0%

Approximately 98.5% and 98.1% of these securities are investment grade by NAIC designation as of December 31, 2025 and 2024, respectively. As of December 31, 2025, 7% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 30% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the special purpose vehicle (SPV) is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $10.0 billion and $4.5 billion as of December 31, 2025 and 2024, respectively. Trading securities are primarily comprised of structured securities with embedded derivatives, certain equity tranche securities and AmerUs Closed Block securities for which we have elected the fair value option valuation. The increase in trading securities was primarily driven by the deployment of strong organic inflows in excess of gross liability outflows, the consolidation of two new VIEs in 2025, the purchase of additional trading securities primarily within two existing VIEs due to increased funding and unrealized gains on the underlying assets attributable to a decrease in US Treasury rates in 2025. These impacts were partially offset by the deconsolidation of a VIE in the third quarter of 2025.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	December 31,
	2025		2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,458	16.2%	$11,746	17.5%
Industrial	8,778	9.2%	6,793	10.1%
Office building	4,530	4.7%	4,162	6.2%
Hotels	2,773	2.9%	2,786	4.1%
Retail	2,061	2.2%	2,269	3.4%
Other commercial	5,471	5.7%	4,676	7.0%
Total commercial mortgage loans	39,071	40.9%	32,432	48.3%
Residential loans	56,473	59.1%	34,683	51.7%
Total mortgage loans, including related parties and consolidated VIEs	$95,544	100.0%	$67,115	100.0%

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien as well as mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $95.5 billion and $67.1 billion as of December 31, 2025 and 2024, respectively. This included $895 million and $903 million of mezzanine mortgage loans as of December 31, 2025 and 2024, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including apartments, office, hotel and retail buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2025 and 2024, we had $1.0 billion and $878 million, respectively, of mortgage loans that were 90 days past due, of which $307 million and $251 million, respectively, were in the process of foreclosure. As of December 31, 2025 and 2024, $63 million and $82 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

Investment Funds

Our investment fund portfolio strategy primarily focuses on core holdings of origination and retirement services platforms, equity and credit, and other funds. Origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, and in certain cases, these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	December 31,
	2025		2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$108	0.4%	$107	0.5%
Investment funds – related parties
Origination platforms	33	0.2%	29	0.2%
Retirement services platforms	1,538	5.8%	1,317	6.7%
Equity	260	1.0%	244	1.2%
Credit	313	1.2%	253	1.3%
Other	5	—%	10	0.1%
Total investment funds – related parties	2,149	8.2%	1,853	9.5%
Investment funds – consolidated VIEs
Origination platforms	9,067	34.4%	6,347	32.2%
Equity	9,735	37.0%	7,702	39.0%
Credit	3,682	14.0%	3,062	15.5%
Other	1,586	6.0%	654	3.3%
Total investment funds – consolidated VIEs	24,070	91.4%	17,765	90.0%
Total investment funds, including related parties and consolidated VIEs	$26,327	100.0%	$19,725	100.0%

Overall, total investment funds, including related parties and consolidated VIEs, were $26.3 billion and $19.7 billion as of December 31, 2025 and 2024, respectively. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by net contributions from third-party investors and us into AAA in 2025, the consolidation of AAA Lux in the fourth quarter of 2025 and favorable performance of the underlying assets within AAA and AAA Lux, partially offset by the deconsolidation of a VIE.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, The Lincoln National Life Company and Jackson National Life Insurance Company. As of December 31, 2025, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A+ or better (based on a S&P scale).

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the consolidated statements of income. The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses) in the consolidated statements of income. Although we do not legally own the underlying investments in the funds withheld at interest, in each instance, the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	December 31,
	2025		2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Fixed maturity securities
Corporate	$10,234	52.1%	$12,452	52.1%
ABS	1,729	8.8%	2,404	10.0%
CLO	680	3.5%	1,343	5.6%
CMBS	627	3.2%	656	2.7%
RMBS	610	3.1%	467	2.0%
Foreign governments	293	1.5%	294	1.2%
US state, municipal and political subdivisions	140	0.7%	162	0.7%
Mortgage loans	3,389	17.3%	4,282	17.9%
Investment funds	875	4.4%	900	3.8%
Equity securities	224	1.1%	255	1.1%
Short-term investments	50	0.3%	209	0.9%
Derivative assets	53	0.3%	130	0.5%
Cash and cash equivalents	751	3.8%	517	2.1%
Other assets and liabilities	(27)	(0.1)%	(155)	(0.6)%
Total funds withheld at interest, including related parties	$19,628	100.0%	$23,916	100.0%

As of December 31, 2025 and 2024, we held $19.6 billion and $23.9 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 95.8% and 95.4% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of December 31, 2025 and 2024, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, partially offset by unrealized gains during the year ended December 31, 2025 attributable to a decrease in US Treasury rates in 2025.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	December 31,
	2025		2024
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$86,664	29.6%	$86,051	34.6%
CLO	25,401	8.7%	27,698	11.2%
Credit	112,065	38.3%	113,749	45.8%
CML	31,789	10.9%	28,055	11.3%
RML	43,326	14.8%	27,848	11.2%
RMBS	7,592	2.6%	7,635	3.1%
CMBS	9,877	3.4%	8,243	3.3%
Real estate	92,584	31.7%	71,781	28.9%
ABS	38,417	13.1%	28,670	11.5%
Alternative investments	13,868	4.7%	12,000	4.8%
State, municipal, political subdivisions and foreign government	3,081	1.0%	3,237	1.3%
Equity securities	2,039	0.7%	2,201	0.9%
Short-term investments	207	0.1%	1,015	0.4%
US government and agencies	14,225	4.9%	5,531	2.2%
Other investments	71,837	24.5%	52,654	21.1%
Cash and cash equivalents	10,490	3.6%	6,794	2.7%
Other	5,438	1.9%	3,665	1.5%
Net invested assets	$292,414	100.0%	$248,643	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $292.4 billion and $248.6 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025, corporate securities included $25.0 billion of private placements, which represented 8.5% of our net invested assets. The increase in net invested assets was primarily driven by growth from net inflows of $63.2 billion in excess of net liability outflows of $29.7 billion, the reinvestment of earnings, the issuance of $1.6 billion of long-term debt in 2025 and favorable alternative investment performance in 2025, partially offset by the payment of common and preferred stock dividends and cash paid to redeem our Series C preferred stock in the second quarter of 2025.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	December 31,
	2025		2024
(In millions, except percentages)	Net Invested Asset Value	Percentage of Total	Net Invested Asset Value	Percentage of Total
Origination platforms
Wheels	$739	5.3%	$581	4.8%
Redding Ridge	645	4.7%	581	4.8%
MidCap Financial	588	4.2%	544	4.5%
Aqua Finance	319	2.3%	309	2.6%
Skylign	344	2.5%	300	2.5%
Apterra	531	3.8%	221	1.9%
Atlas	560	4.0%	6	—%
Foundation Home Loans	139	1.0%	184	1.5%
Other	865	6.2%	549	4.6%
Origination platforms	4,730	34.0%	3,275	27.2%
Apollo and other investments
Real assets	1,701	12.3%	1,691	14.1%
Private equity	1,086	7.8%	1,107	9.2%
Structured equity and other	927	6.7%	522	4.4%
Equity	3,714	26.8%	3,320	27.7%
Credit	2,125	15.3%	1,481	12.4%
Liquid assets and other	770	5.6%	851	7.1%
Apollo and other investments	6,609	47.7%	5,652	47.2%
Total AAA[1]	11,339	81.7%	8,927	74.4%
Retirement services
Athora	1,124	8.1%	1,125	9.4%
Venerable	356	2.6%	273	2.3%
Retirement services	1,480	10.7%	1,398	11.7%
Apollo and other investments
Equity	617	4.5%	1,120	9.3%
Credit	417	3.0%	531	4.4%
Other	15	0.1%	24	0.2%
Apollo and other investments	1,049	7.6%	1,675	13.9%
Total Non AAA	2,529	18.3%	3,073	25.6%
Net alternative investments	$13,868	100.0%	$12,000	100.0%

[1] Includes net alternative investments of AAA and AAA Lux.

Net alternative investments were $13.9 billion and $12.0 billion as of December 31, 2025 and 2024, respectively, representing 4.7% and 4.8% of our net invested asset portfolio as of December 31, 2025 and 2024, respectively. As of December 31, 2025, we held approximately 82% of our net alternative investments through AAA and AAA Lux and had a net ownership percentage in it of approximately 45%. The increase in net alternative investments was primarily driven by the deployment of our cash contributions into AAA and favorable alternative investment performance within origination platforms and Venerable, partially offset by the reclassification of certain investments from alternative to fixed income investments in 2025.

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

Our alternative investment in Athora had a carrying value of $1.1 billion as of each of December 31, 2025 and 2024. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of (0.10)%, 1.56% and 5.38% for the years ended December 31, 2025, 2024 and 2023, respectively. Alternative investment income from Athora was $1 million, $20 million and $60 million for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in alternative investment income for the year ended December 31, 2025 compared to 2024 was primarily driven by increased capital requirements related to expanded solvency requirements and competitive dynamics within the pension market impacting the valuation of Athora.

Non-GAAP Measure Reconciliations

The reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Years ended December 31,
(In millions)	2025	2024	2023
Net income available to Athene Holding Ltd. common stockholder	$2,634	$3,280	$4,484
Less: Preferred stock redemption	84	—	—
Add: Preferred stock dividends	161	181	181
Add: Net income attributable to noncontrolling interests	1,510	1,443	1,087
Net income	4,221	4,904	5,752
Income tax expense (benefit)	886	730	(1,161)
Income before income taxes	5,107	5,634	4,591
Investment gains (losses), net of offsets	19	217	170
Non-operating change in insurance liabilities and related derivatives	91	846	182
Integration, restructuring and other non-operating items	(121)	(239)	(130)
Stock compensation expense	(49)	(50)	(88)
Preferred stock dividends	161	181	181
Noncontrolling interests – pre-tax income and VIE adjustments	1,645	1,458	1,169
Less: Total adjustments to income before income taxes	1,746	2,413	1,484
Spread related earnings	$3,361	$3,221	$3,107

The reconciliation of total Athene Holding Ltd. stockholders’ equity to total adjusted Athene Holding Ltd. common stockholder’s equity is as follows:

	December 31,
(In millions)	2025	2024
Total Athene Holding Ltd. stockholders’ equity	$20,492	$16,360
Less: Preferred stock	2,470	3,154
Total Athene Holding Ltd. common stockholder’s equity	18,022	13,206
Less: Accumulated other comprehensive loss	(2,641)	(5,465)
Less: Accumulated change in fair value of reinsurance assets	(1,171)	(1,591)
Less: Accumulated change in fair value of mortgage loan assets	(1,009)	(2,051)
Total adjusted Athene Holding Ltd. common stockholder’s equity	$22,843	$22,313

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

	December 31,
(In millions, except percentages)	2025	2024
Total debt	$7,848	$6,309
Add: 50% of preferred stock	1,235	1,577
Less: 50% of subordinated debt	888	588
Less: Adjustment to arrive at notional	167	134
Adjusted leverage	$8,028	$7,164

Total debt	$7,848	$6,309
Total Athene Holding Ltd. stockholders’ equity	20,492	16,360
Total capitalization	28,340	22,669
Less: Accumulated other comprehensive loss	(2,641)	(5,465)
Less: Accumulated change in fair value of reinsurance assets	(1,171)	(1,591)
Less: Accumulated change in fair value of mortgage loan assets	(1,009)	(2,051)
Less: Adjustment to arrive at notional	260	134
Total adjusted capitalization	$32,901	$31,642

Leverage ratio	36.4%	41.7%
Accumulated other comprehensive loss	(2.9)%	(7.1)%
Accumulated change in fair value of reinsurance assets	(1.3)%	(2.1)%
Accumulated change in fair value of mortgage loan assets	(1.1)%	(2.7)%
Adjustment to exclude 50% of preferred stock	(3.7)%	(5.0)%
Adjustment to exclude 50% of subordinated debt	(2.7)%	(1.9)%
Adjustment to arrive at notional	(0.3)%	(0.3)%
Adjusted leverage ratio	24.4%	22.6%

Note: The current year adjusted leverage ratio was updated to include preferred stock at notional, rather than fair value, within the calculation to align with the treatment of debt. The impact to previous period ratios was de minimis. Therefore, historical ratios were not adjusted.

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Years ended December 31,
	2025		2024		2023
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$17,847	6.54%	$14,481	6.19%	$11,130	5.34%
Change in fair value of reinsurance assets	(283)	(0.10)%	(129)	(0.05)%	86	0.04%
VIE earnings and noncontrolling interests	1,630	0.60%	1,310	0.56%	1,078	0.52%
Forward points adjustment on FX derivative hedges	113	0.04%	133	0.06%	187	0.09%
Held-for-trading amortization	(191)	(0.07)%	(108)	(0.05)%	(191)	(0.09)%
Reinsurance impacts	(157)	(0.06)%	(223)	(0.09)%	(264)	(0.13)%
ACRA noncontrolling interests	(4,741)	(1.74)%	(3,864)	(1.65)%	(2,377)	(1.14)%
Other	107	0.04%	150	0.06%	(41)	(0.02)%
Total adjustments to arrive at net investment earnings/earned rate	(3,522)	(1.29)%	(2,731)	(1.16)%	(1,522)	(0.73)%
Total net investment earnings/earned rate	$14,325	5.25%	$11,750	5.03%	$9,608	4.61%

Average net invested assets	$272,928		$233,809		$208,479

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Years ended December 31,
	2025		2024		2023
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$20,570	7.54%	$15,055	6.44%	$23,603	11.32%
Premiums	(2,628)	(0.96)%	(1,318)	(0.56)%	(12,749)	(6.12)%
Product charges	(1,137)	(0.42)%	(1,016)	(0.44)%	(848)	(0.41)%
Other revenues	(25)	(0.01)%	(19)	(0.01)%	(150)	(0.07)%
Indexed annuity option costs	1,835	0.67%	1,617	0.69%	1,512	0.73%
Reinsurance impacts	(111)	(0.04)%	(157)	(0.07)%	(155)	(0.07)%
Non-operating change in insurance liabilities and embedded derivatives	(3,391)	(1.24)%	(2,647)	(1.13)%	(2,930)	(1.41)%
Policy and other operating expenses, excluding policy acquisition expenses	(1,832)	(0.67)%	(1,760)	(0.75)%	(1,341)	(0.64)%
Forward points adjustment on FX derivative hedges	278	0.10%	293	0.12%	141	0.07%
AmerUs Closed Block fair value liability	(42)	(0.02)%	25	0.01%	(58)	(0.03)%
ACRA noncontrolling interests	(3,736)	(1.37)%	(2,624)	(1.12)%	(1,587)	(0.76)%
Other	302	0.11%	253	0.11%	212	0.10%
Total adjustments to arrive at cost of funds	(10,487)	(3.85)%	(7,353)	(3.15)%	(17,953)	(8.61)%
Total cost of funds	$10,083	3.69%	$7,702	3.29%	$5,650	2.71%

Average net invested assets	$272,928		$233,809		$208,479

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Years ended December 31,
(In millions)	2025	2024	2023
US GAAP policy and other operating expenses	$2,354	$2,213	$1,848
Interest expense	(769)	(552)	(459)
Policy acquisition expenses, net of deferrals	(522)	(453)	(507)
Integration, restructuring and other non-operating items	(121)	(239)	(130)
Stock compensation expenses	(49)	(50)	(88)
ACRA noncontrolling interests	(371)	(406)	(143)
Other	(70)	(46)	(34)
Total adjustments to arrive at other operating expenses	(1,902)	(1,746)	(1,361)
Other operating expenses	$452	$467	$487

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

	December 31,
(In millions)	2025	2024
Total investments, including related parties	$356,457	$291,491
Derivative assets	(9,190)	(8,154)
Cash and cash equivalents (including restricted cash)	16,326	13,676
Accrued investment income	3,395	2,816
Net receivable (payable) for collateral on derivatives	(3,458)	(4,602)
Reinsurance impacts	(6,350)	(4,435)
VIE and VOE assets, liabilities and noncontrolling interests	19,023	17,289
Unrealized (gains) losses	10,002	18,320
Ceded policy loans	(160)	(167)
Net investment receivables (payables)	217	97
Allowance for credit losses	763	720
Other investments	(52)	(87)
Total adjustments to arrive at gross invested assets	30,516	35,473
Gross invested assets	386,973	326,964
ACRA noncontrolling interests	(94,559)	(78,321)
Net invested assets	$292,414	$248,643

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

	December 31,
(In millions)	2025	2024
Investment funds, including related parties and consolidated VIEs	$26,327	$19,725
Certain equity securities included in trading securities	4	34
Investment funds within funds withheld at interest	859	900
Net assets of the VIE, excluding investment funds	(9,098)	(4,850)
Unrealized (gains) losses	(49)	92
Investment in ADIP	(231)	—
Other assets	(173)	(170)
Total adjustments to arrive at gross alternative investments	(8,688)	(3,994)
Gross alternative investments	17,639	15,731
ACRA noncontrolling interests	(3,771)	(3,731)
Net alternative investments	$13,868	$12,000

The reconciliation of total liabilities to net reserve liabilities is as follows:

	December 31,
(In millions)	2025	2024
Total liabilities	$406,567	$337,469
Debt	(7,848)	(6,309)
Derivative liabilities	(5,742)	(3,556)
Payables for collateral on derivatives and short-term securities to repurchase	(7,838)	(8,988)
Other liabilities	(8,888)	(6,546)
Liabilities of consolidated VIEs	(1,712)	(1,640)
Reinsurance impacts	(13,209)	(11,861)
Ceded policy loans	(160)	(167)
Market risk benefit asset	(212)	(312)
Total adjustments to arrive at gross reserve liabilities	(45,609)	(39,379)
Gross reserve liabilities	360,958	298,090
ACRA noncontrolling interests	(89,725)	(72,164)
Net reserve liabilities	$271,233	$225,926

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and publicly traded common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of December 31, 2025 was $126.6 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of December 31, 2025 was $10.1 billion. Although our investment portfolio does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may seek to raise or hold additional cash and liquid assets to manage our liquidity risk and to take advantage of market dislocations as they arise.

We have access to additional liquidity through our Credit Facility and Liquidity Facility. The Credit Facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the Credit Facility. The Credit Facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of December 31, 2025. We entered into a new Liquidity Facility on June 27, 2025, which replaced our previous agreement dated as of June 28, 2024. The Liquidity Facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility has a commitment termination date of June 26, 2026, subject to additional 364-day extensions, and was undrawn as of December 31, 2025. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of December 31, 2025 and 2024, approximately 85% and 82%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2025 and 2024, approximately 69% and 66%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of December 31, 2025, approximately 36% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 53% were subject to penalty upon surrender.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of December 31, 2025 and 2024, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2025 and 2024, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $23.3 billion and $15.6 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2025, our total maximum borrowing capacity under the FHLB facilities was limited to $66.4 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of December 31, 2025, we had the ability to draw up to an estimated $30.7 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of December 31, 2025 and 2024, the payables for repurchase agreements were $6.0 billion and $5.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $6.2 billion and $5.9 billion, respectively. As of December 31, 2025, payables for repurchase agreements, based on original issuance, were comprised of $2.8 billion of short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of December 31, 2025, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of December 31, 2025, we had no outstanding payables under this facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Years ended December 31,
(In millions)	2025	2024	2023
Net income	$4,221	$4,904	$5,752
Non-cash revenues and expenses	939	(3,028)	(769)
Net cash provided by operating activities	5,160	1,876	4,983
Sales, maturities and repayments of investments	92,636	59,369	27,801
Purchases of investments	(154,833)	(120,220)	(71,779)
Other investing activities	(1,608)	(1,067)	328
Net cash used in investing activities	(63,805)	(61,918)	(43,650)
Inflows on investment-type policies and contracts	81,183	71,323	53,660
Withdrawals on investment-type policies and contracts	(22,657)	(19,119)	(14,125)
Other financing activities	2,750	7,221	5,232
Net cash provided by financing activities	61,276	59,425	44,767
Effect of exchange rate changes on cash and cash equivalents	5	(3)	10
Net increase (decrease) in cash and cash equivalents	$2,636	$(620)	$6,110

Note: Cash and cash equivalents includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit and interest payments, as well as other operating expenses. Our operating activities generated cash flows totaling $5.2 billion, $1.9 billion and $5.0 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in cash provided by operating activities for the year ended December 31, 2025 compared to 2024 was primarily driven by an increase in net investment income, premium received from a whole life block reinsurance transaction executed in 2025 and less cash paid for taxes, partially offset by an increase in cash paid for interest on funding agreements and debt, policy acquisition expenses and other operating expenses as well as less cash received from pension group annuity transactions.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $63.8 billion, $61.9 billion and $43.7 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in cash used in investing activities for the year ended December 31, 2025 compared to 2024 was primarily driven by an increase in the purchases of investments due to the deployment of greater cash inflows from strong growth compared to 2024, an increase in cash collateral posted by us for derivative transactions and an increase in cash paid for the settlement of derivatives, partially offset by an increase in the sales, maturities and repayments of investments and a favorable change in investment payables net of receivables.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $61.3 billion, $59.4 billion and $44.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in cash provided by financing activities for the year ended December 31, 2025 compared to 2024 was primarily attributable to higher cash received from funding agreement, deferred annuity and guaranteed investment contract inflows, net of cash outflows, an increase in net capital contributions and the payment of less preferred stock dividends in 2025. These increases were partially offset by a decrease in cash collateral posted by counterparties for derivative transactions, less cash received from repurchase agreement issuances in 2025 compared to 2024, cash paid for the redemption of our Series C preferred stock in the second quarter of 2025, less proceeds from the issuance of debt in 2025 and the payment of more common stock cash dividends in 2025 as 2024 included an assets in kind dividend of certain alternative investments to AGM in lieu of a cash dividend.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of December 31, 2025:

	Payments Due by Period
(In millions)	2026	2027-2028	2029-2030	2031 and thereafter	Total
Interest sensitive contract liabilities	$27,794	$93,823	$82,381	$111,891	$315,889
Future policy benefits	3,262	6,200	5,470	35,332	50,264
Market risk benefits	—	—	—	7,489	7,489
Other policy claims and benefits	121	—	—	—	121
Dividends payable to policyholders	9	16	13	50	88
Debt[1]	440	1,859	1,282	13,692	17,273
Securities to repurchase[2]	2,980	2,380	1,145	—	6,505
Total	$34,606	$104,278	$90,291	$168,454	$397,629

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the December 31, 2025 interest rate.

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

We declared common stock cash dividends of $189 million on October 22, 2025, payable to the holder of AHL’s common stock with a record date of December 12, 2025 and payment date of December 15, 2025. We paid $752 million in common stock cash dividends during the year ended December 31, 2025.

We declared and paid common stock cash dividends of $452 million during the year ended December 31, 2024. In addition to the cash dividends paid, we provided an assets in kind dividend valued at an aggregate amount of $499 million to AGM during the third quarter of 2024.

Dividends from Insurance Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred and common stock dividend payments and strategic transactions, such as acquisitions. The primary sources of AHL’s cash flows are dividends from its subsidiaries, capital market issuances and intercompany borrowings, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of December 31, 2025 (in millions, except percentages):

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

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of December 31, 2025 (in millions, except share, per share data and percentages):

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

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note payable as of December 31, 2025.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2025 and 2024, the revolving note payable had an outstanding balance of $2.2 billion and $1.6 billion, respectively.

Use of Captives

While our business strategy does not involve the use of captives, we ceded certain liabilities to a captive reinsurer that we acquired in connection with the Aviva USA acquisition. The captive reinsurer was formed in 2011 and is domiciled in the state of Vermont. The statutory reserves of the affiliated captive reinsurer are supported by a combination of funds withheld receivable assets and letters of credit issued by an unaffiliated financial institution. The reinsurance activities within the captive reinsurer are eliminated in consolidation. As discussed in Note 14 – Statutory Requirements to the consolidated financial statements, a permitted practice of the state of Vermont allows the captive to include issued and outstanding letters of credit in the amount of $76 million and $86 million as of December 31, 2025 and 2024, respectively, as admitted assets in its statutory financial statements. The NAIC and certain state insurance departments have scrutinized insurance companies’ use of affiliated captive reinsurers. Regulatory changes regarding the use of captives could affect our financial position and results of operations.

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

As of December 31, 2025, our estimated US insurance companies’ TAC, as defined by the NAIC, and RBC ratio were $9.5 billion and 436%, respectively. As of December 31, 2024, our US insurance companies’ TAC and RBC ratio were $7.7 billion and 419%, respectively. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its ACL. Our TAC was significantly in excess of all regulatory standards as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, our estimated Bermuda statutory capital and surplus and RBC ratio for our Bermuda insurance companies in aggregate were $18.6 billion and 454%, respectively. As of December 31, 2024, our Bermuda statutory capital and surplus and RBC ratio for our Bermuda insurance companies in aggregate were $17.0 billion and 450%, respectively. The Bermuda RBC ratio is calculated using Bermuda Capital (as defined below) and applying NAIC RBC factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC ratio. Bermuda Capital represents the capital of Athene’s non-US reinsurance subsidiaries as reported in the Bermuda statutory financial statements, adjusted to exclude deferred tax assets related to Bermuda CIT. Bermuda statutory financial statements apply US statutory accounting principles for policyholder reserve liabilities, which we also subject to US cash flow testing requirements. There are certain differences between Bermuda statutory and US statutory frameworks that result in Consolidated RBC being approximately 20 RBC points higher as of December 31, 2025. The primary driver of this difference is that Bermuda statutory financial statements require that assets assumed as part of a reinsurance transaction and any assets sold are recorded at their market value, without posting an interest maintenance reserve. We expect this difference to reduce over time, and to decline to immaterial levels over the next five years. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum Economic Balance Sheet (EBS) capital and surplus to meet the ECR. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. For the Bermuda group, which includes the capital and surplus of AARe and all of its subsidiaries, including AAIA and its subsidiaries, EBS capital and surplus resulted in a BSCR ratio in excess of TCL as of December 31, 2025, computed as available statutory economic capital and surplus divided by ECR. As of December 31, 2024, AARe’s EBS capital and surplus resulted in a BSCR ratio of 243%. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2025 and 2024, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2025, our estimated consolidated statutory capital and surplus and RBC ratio in the aggregate were $28.5 billion and 441%, respectively. As of December 31, 2024 our consolidated statutory capital and surplus and RBC ratio in the aggregate were $24.8 billion and 430%, respectively. Our consolidated regulatory capital represents the aggregate capital of our US and Bermuda insurance entities, determined with respect to each insurance entity by applying the statutory accounting principles applicable to each such entity with adjustments made to, among other things, assets and expenses at the holding company level. The Consolidated RBC ratio is calculated by aggregating US RBC and Bermuda RBC, with immaterial adjustments for net assets at the holding company.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans

The following table presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by pricing source within the fair value hierarchy:

	December 31, 2025
(In millions, except percentages)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$166,398	$17,424	$148,974	$—
Priced via independent broker-dealer quotations	2,542	—	6	2,536
Priced via models or other methods	50,101	—	5,081	45,020
Trading securities
Priced via commercial pricing services	6,391	24	6,367	—
Priced via independent broker-dealer quotations	5	—	—	5
Priced via models or other methods	467	—	—	467
Trading securities of consolidated VIEs	3,120	—	683	2,437
Total fixed maturity securities, including related parties and consolidated VIEs	229,024	17,448	161,111	50,465
Equity securities
Priced via commercial pricing services	814	185	629	—
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	274	—	—	274
Total equity securities, including related parties	1,088	185	629	274
Mortgage loans
Priced via commercial pricing services	87,380	—	—	87,380
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	6,024	—	—	6,024
Mortgage loans of consolidated VIEs	2,140	—	—	2,140
Total mortgage loans, including related parties and consolidated VIEs	95,544	—	—	95,544
Total fixed maturity securities, equity securities and mortgage loans, including related parties and consolidated VIEs	$325,656	$17,633	$161,740	$146,283
Percentage of total	100.0%	5.4%	49.7%	44.9%

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

A significant assumption in determining policy liabilities for indexed annuities is the vector of rates used to discount indexed strategy cash flows. The change in risk-free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating, as well as any change to our credit rating requiring a revised level of nonperformance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the indexed strategy cash flows were to fluctuate, there would be a resulting change in reserves for indexed annuities recorded through the consolidated statements of income.

As of December 31, 2025, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $14.7 billion. The increase (decrease) to the embedded derivatives on indexed annuity products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2025
+100 bps discount rate	$(714)
–100 bps discount rate	783

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies, which include pension group annuities and structured settlements with life contingencies. Liabilities for nonparticipating long duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected. For immediate annuities with life contingencies, the liability for future policy benefits is equal to the present value of future benefits and related expenses.

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

In general, the reserve for future policy benefits associated with life-contingent payout annuities will decrease when longevity decreases, resulting in remeasurement gains in the consolidated statements of income. Changes in the discount rate in periods after a cohort has closed will not impact interest expense recognition within the consolidated statements of income. However, changes in the discount rate will impact the recorded reserve on the consolidated balance sheets, with an offsetting unrealized gain or loss recorded to other comprehensive income (loss). We use a single A rate to calculate the present value of reserves related to our immediate annuities with life contingencies and assumed whole life products.

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

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2025
+100 bps discount rate	$(3,023)
–100 bps discount rate	3,486

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

Economic assumptions include interest rates and implied equity volatilities throughout the duration of the liability. For riders on indexed annuities, this also includes assumptions about projected equity returns, which impact expected index credits on the next policy anniversary date and future equity option costs. When economic assumptions lead to an increase in expected future policy growth from higher interest and index crediting during the accumulation period, the higher projected account balance at the time of rider utilization decreases the inherent value of the rider as less payments for benefits are required in excess of the account balance. All else constant, the increase in the projected account balance will, therefore, result in a decrease to the market risk benefit liability, or an increase if the market risk benefit is in an asset position, with remeasurement gains recorded in the consolidated statements of income.

Policyholder behavior assumptions are established using accepted actuarial valuation methods to estimate decrements to policies with riders including lapses, full and partial withdrawals (surrender rate) and mortality and the utilization of the benefit riders. Base lapse rates consider the level of surrender charges and are dynamically adjusted based on the level of current interest rates relative to the guaranteed rates and the amount by which any rider guarantees are in a net positive position. Rider utilization assumptions consider the number and timing of policyholders electing the riders. We track and update this assumption as experience emerges. Mortality assumptions are set at the product level and are generally based on standard industry tables with adjustments for historical experience and a provision for mortality improvement. While economic assumptions impact the projected account value and the benefits paid in excess of the account value, policyholder behavior assumptions, such as surrenders, impact the expected number of policies that will elect to utilize the rider. An expected increase in decrements and decrease in rider utilization, all else constant, will result in a decrease to the market risk benefit liability or an increase in the market risk benefit asset with remeasurement gains recorded in the consolidated statements of income.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All inputs, including expected fees and assessments and economic and policyholder behavior assumptions, are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For riders on indexed annuities, stochastic equity return scenarios are also included within the range. The discount rate used to present value the projected cash flows is a significant assumption, with the change in risk-free rates expected to drive most of the movement in discount rates between periods. A risk margin is deducted from the discount rate to reflect the uncertainty in the projected cash flows, such as variations in policyholder behavior, and a credit spread is added to reflect our risk of nonperformance. If the discount rates used were to fluctuate, there would be a resulting change in reserves for the market risk benefits recorded through the consolidated statements of income, except for the portion related to the change in nonperformance risk, which is recorded through other comprehensive income (loss).

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	December 31, 2025
+100 bps discount rate	$(859)
–100 bps discount rate	1,063

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

The assessment of whether an entity is a VIE and the determination of whether we should consolidate the VIE requires judgment. Those judgments include, but are not limited to: (1) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity and (4) evaluating the nature of the relationship and activities of those related parties with shared power or under common control for purposes of determining which party within the related-party group is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest, including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis considers all relevant economic interests, including proportionate interests held through related parties.

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. We test the value of deferred tax assets for realizability at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
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

Risk Management

The risk management team consists of seven teams: Strategic, Liability and Model Risk; Market, Credit and ALM Risk; Liquidity, Business and Operational Risk; Risk Platform and Analytics; Derivatives and Structured Solutions; Derivatives Risk Management; and Risk Operations and Change Management. The risk management team is led by our Chief Risk Officer, who reports to the chair of the AHL Risk Committee. Our risk management team is comprised of more than 60 dedicated, full-time employees.

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
•reviewing our corporate plan and strategic objectives, and identifying prospective risks to those objectives under normal and stressed economic, behavioral and actuarial conditions; and
•providing appropriate risk reports that show consolidated risk exposures from assets and liabilities, as well as the economic consequences of stress events and scenarios.

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

Credit risk is a key risk taken in the asset portfolio, as the credit spread on our investments is what drives our spread related earnings. We manage credit risk by evaluating and calibrating idiosyncratic risk concentrations, understanding and managing our systematic exposure to economic and market conditions through stress testing, monitoring investment activity and distinguishing between price and default risk from credit exposures. Concentration and portfolio limits are designed to ensure that exposure to default and impairment risk is sufficiently modest to not represent a solvency risk, even in severe economic conditions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The investment teams within Apollo, which manage substantially all of our investments, focus on in-depth, bottom-up portfolio construction, and disciplined risk management. Their approach to taking credit risk is formulated based on:

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

Equity Risk

Our indexed annuities require us to make payments to policyholders that are dependent on the performance of equity market indices. We seek to minimize the equity risk from our liabilities by economically defeasing this equity exposure with granular, policy-level-based hedging. In addition, our investment portfolio can be invested in strategies involving public and private equity positions, though in general, we have limited appetite for passive, public equity investments.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are also exposed to equity risk in our alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. We generally target fund investments that have characteristics resembling fixed income or hybrid investments versus those resembling pure equity investments, but as holders of partnership positions, our investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies”, (which is mostly exposure to publicly traded equities), followed by “equity” and “credit” strategies. Our alternatives portfolio also includes equity investments in origination platforms, insurance platforms and others.

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

The alternative investment portfolio is monitored to ensure diversification across asset classes and strategy, and the portfolio's performance under stress scenarios is evaluated routinely as part of management and board reviews. Since alternative investments are marked-to-market on the consolidated balance sheets, risk analyses focus on potential changes in valuation across a variety of market stresses.

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

Inflation Risk

Exposure to inflation-linked outflows (liabilities) is not a significant risk. These liabilities generally have caps on the amount of inflation applied to annual growth of payments. Additionally, inflation-linked liabilities are priced to parity with other payout options available to the policyholders accounting for the forward-looking risk. We attempt to hedge the majority of inflation risk arising from the pension group annuity business that we reinsure.

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of December 31, 2025, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $4.2 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2024, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $3.0 billion, net of offsets. The increase in sensitivity to point-in-time income before income taxes from changes in the fair value of these financial instruments as of December 31, 2025, when compared to December 31, 2024, is primarily driven by the growth experienced in 2025. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $10 to $15 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of December 31, 2025, the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $10.5 billion, net of the amount attributable to the noncontrolling interests. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of December 31, 2025, when compared to December 31, 2024, was driven by the decrease in our net floating rate position primarily related to hedging actions undertaken in 2025.

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

We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income before income taxes” in our reconciliation between net income available to Athene Holding Ltd. common stockholder and spread related earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income available to Athene Holding Ltd. common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of December 31, 2025, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2025, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $833 million. As of December 31, 2024, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $617 million. The increase in sensitivity to point-in-time income before income taxes from changes in the fair value of these financial instruments as of December 31, 2025, when compared to December 31, 2024, is primarily driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments, market risk benefits and the indexed annuity embedded derivative.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Athene Holding Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Athene Holding Ltd. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedules listed in the Index at Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Certain Structured Level 3 Asset-Backed Securities - Refer to Note 2, Investments, Note 5, Fair Value, and Note 15, Related Parties
Critical Audit Matter Description
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

Certain Assumptions Used in the Market Risk Benefits and Interest Sensitive Contract Liabilities - Refer to Note 1, Business, Basis of Presentation and Significant Accounting Policies, Note 5, Fair Value, and Note 9, Long-duration Contracts

Critical Audit Matter Description

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
February 25, 2026
We have served as the Company’s auditor since 2022.

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions)	2025	2024
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2025 – $202,116 and 2024 – $180,716; allowance for credit losses: 2025 – $757 and 2024 – $708)	$192,597	$165,364
Trading securities, at fair value	6,409	1,583
Equity securities, at fair value	822	1,290
Mortgage loans, at fair value	91,918	63,239
Investment funds	108	107
Policy loans	301	318
Funds withheld at interest (portion at fair value: 2025 – $(2,409) and 2024 – $(3,035))	15,413	18,866
Derivative assets	9,190	8,154
Short-term investments (portion at fair value: 2025 – $33 and 2024 – $255)	175	447
Other investments (portion at fair value: 2025 – $1,818 and 2024 – $1,606)	4,148	2,915
Total investments	321,081	262,283
Cash and cash equivalents	14,994	12,733
Restricted cash	1,332	943
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2025 – $26,428 and 2024 – $19,531; allowance for credit losses: 2025 – $1 and 2024 – $1)	26,444	19,127
Trading securities, at fair value	454	573
Equity securities, at fair value	266	234
Mortgage loans, at fair value	1,486	1,297
Investment funds (portion at fair value: 2025 – $1,318 and 2024 – $1,139)	2,149	1,853
Funds withheld at interest (portion at fair value: 2025 – $(356) and 2024 – $(615))	4,215	5,050
Short-term investments	18	743
Other investments, at fair value	344	331
Accrued investment income (related party: 2025 – $241 and 2024 – $193)	3,395	2,816
Reinsurance recoverable (related party: 2025 – $6,336 and 2024 – $4,309; portion at fair value: 2025 – $1,911 and 2024 – $1,661)	10,282	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,634	7,173
Goodwill	4,072	4,063
Other assets (related party: 2025 – $284 and 2024 – $203)	11,950	11,253
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2025 – $978 and 2024 – $711)	3,120	2,301
Mortgage loans, at fair value (related party: 2025 – $1 and 2024 – $384)	2,140	2,579
Investment funds, at fair value (related party: 2025 – $23,783 and 2024 – $16,986)	24,070	17,765
Other investments (related party: 2025 – $0 and 2024 – $86; portion at fair value: 2025 – $0 and 2024 – $107)	844	884
Cash and cash equivalents (restricted cash: 2025 – $17 and 2024 – $10)	569	583
Other assets	346	565
Total assets	$442,205	$363,343
(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions, except share and per share data)	2025	2024
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2025 – $5,381 and 2024 – $6,678; portion at fair value: 2025 – $15,515 and 2024 – $11,984)	$315,889	$253,637
Future policy benefits (related party: 2025 – $36 and 2024 – $25; portion at fair value: 2025 – $1,615 and 2024 – $1,640)	50,264	49,902
Market risk benefits (related party: 2025 – $290 and 2024 – $239)	4,930	4,028
Debt	7,848	6,309
Derivative liabilities	5,742	3,556
Payables for collateral on derivatives and securities to repurchase	11,085	11,652
Other liabilities (related party: 2025 – $6,479 and 2024 – $4,707)	9,097	6,745
Liabilities of consolidated variable interest entities (related party: 2025 – $235 and 2024 – $374)	1,712	1,640
Total liabilities	406,567	337,469
Commitments and Contingencies (Note 16)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; issued and outstanding shares: 2025 and 2024 – 34,500	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; issued and outstanding shares: 2025 and 2024 – 13,800	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; issued and outstanding shares: 2025 – 0 and 2024 – 24,000	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; issued and outstanding shares: 2025 and 2024 – 23,000	—	—
Series E – par value $1 per share; $500 aggregate liquidation preference; issued and outstanding shares: 2025 and 2024 – 20,000	—	—
Common stock – par value $0.001 per share; issued and outstanding shares: 2025 – 203,805 and 2024 – 203,805,432	—	—
Additional paid-in capital	19,238	19,588
Retained earnings	3,895	2,237
Accumulated other comprehensive loss (related party: 2025 – $(112) and 2024 – $(245))	(2,641)	(5,465)
Total Athene Holding Ltd. stockholders’ equity	20,492	16,360
Noncontrolling interests	15,146	9,514
Total equity	35,638	25,874
Total liabilities and equity	$442,205	$363,343
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Income

	Years ended December 31,
(In millions)	2025	2024	2023
Revenues
Premiums	$2,628	$1,318	$12,749
Product charges	1,137	1,016	848
Net investment income (related party investment income: 2025 – $2,052, 2024 – $1,648 and 2023 – $1,636; and related party investment expense: 2025 – $1,507, 2024 – $1,269 and 2023 – $987)	17,847	14,481	11,130
Investment related gains (losses) (related party: 2025 – $44, 2024 – $20 and 2023 – $18)	1,544	2,045	1,428
Other revenues (related party: 2025 – $18, 2024 – $15, and 2023 – $569)	25	19	591
Revenues of consolidated variable interest entities
Net investment income (related party: 2025 – $62, 2024 – $63 and 2023 – $40)	281	282	257
Investment related gains (losses) (related party: 2025 – $2,109, 2024 – $1,578 and 2023 – $1,227)	2,215	1,528	1,191
Total revenues	25,677	20,689	28,194
Benefits and expenses
Interest sensitive contract benefits (related party: 2025 – $(220), 2024 – $(62) and 2023 – $171)	12,089	8,949	6,229
Future policy and other policy benefits (related party: 2025 – $21, 2024 – $23 and 2023 – $46; and remeasurement (gains) losses: 2025 – $(24), 2024 – $(16) and 2023 – $(53))	4,433	3,054	14,434
Market risk benefits remeasurement (gains) losses (related party: 2025 – $23, 2024 – $(22) and 2023 – $32)	452	(102)	404
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	1,242	941	688
Policy and other operating expenses (related party: 2025 – $288, 2024 – $71 and 2023 – $142)	2,354	2,213	1,848
Total benefits and expenses	20,570	15,055	23,603
Income before income taxes	5,107	5,634	4,591
Income tax expense (benefit)	886	730	(1,161)
Net income	4,221	4,904	5,752
Less: Net income attributable to noncontrolling interests	1,510	1,443	1,087
Net income attributable to Athene Holding Ltd. stockholders	2,711	3,461	4,665
Less: Preferred stock dividends	161	181	181
Add: Preferred stock redemption	84	—	—
Net income available to Athene Holding Ltd. common stockholder	$2,634	$3,280	$4,484

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In millions)	2025	2024	2023
Net income	$4,221	$4,904	$5,752
Other comprehensive income, before tax
Unrealized investment gains (losses) on available-for-sale securities	4,452	(1,121)	5,284
Unrealized gains (losses) on hedging instruments	252	(51)	(199)
Remeasurement gains (losses) on future policy benefits related to discount rate	(612)	1,425	(2,236)
Remeasurement gains (losses) on market risk benefits related to credit risk	(103)	(149)	(374)
Foreign currency translation and other adjustments	77	(48)	40
Other comprehensive income, before tax	4,066	56	2,515
Income tax expense related to other comprehensive income	830	22	511
Other comprehensive income	3,236	34	2,004
Comprehensive income	7,457	4,938	7,756
Less: Comprehensive income attributable to noncontrolling interests	1,922	1,373	1,342
Comprehensive income attributable to Athene Holding Ltd. stockholders	$5,535	$3,565	$6,414

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Equity

(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2022	$—	$—	$18,119	$(3,640)	$(7,321)	$7,158	$3,391	$10,549
Net income	—	—	—	4,665	—	4,665	1,087	5,752
Other comprehensive income	—	—	—	—	1,749	1,749	255	2,004
Stock-based compensation allocation from parent	—	—	79	—	—	79	—	79
Preferred stock dividends	—	—	—	(181)	—	(181)	—	(181)
Common stock dividends	—	—	—	(937)	—	(937)	—	(937)
Contributions from parent	—	—	1,290	—	—	1,290	—	1,290
Contributions from noncontrolling interests	—	—	—	—	—	—	996	996
Distributions to noncontrolling interests	—	—	—	—	—	—	(539)	(539)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	1,637	1,637
Subsidiary issuance of equity interests and other	—	—	11	1	3	15	570	585
Balance at December 31, 2023	—	—	19,499	(92)	(5,569)	13,838	7,397	21,235
Net income	—	—	—	3,461	—	3,461	1,443	4,904
Other comprehensive income (loss)	—	—	—	—	104	104	(70)	34
Stock-based compensation allocation from parent	—	—	43	—	—	43	—	43
Preferred stock dividends	—	—	—	(181)	—	(181)	—	(181)
Common stock dividends	—	—	—	(951)	—	(951)	—	(951)
Contributions from parent	—	—	52	—	—	52	—	52
Contributions from noncontrolling interests	—	—	—	—	—	—	954	954
Distributions to noncontrolling interests	—	—	—	—	—	—	(920)	(920)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	698	698
Subsidiary issuance of equity interests and other	—	—	(6)	—	—	(6)	12	6
Balance at December 31, 2024	—	—	19,588	2,237	(5,465)	16,360	9,514	25,874
Net income	—	—	—	2,711	—	2,711	1,510	4,221
Other comprehensive income	—	—	—	—	2,824	2,824	412	3,236
Stock-based compensation allocation from parent	—	—	37	—	—	37	—	37
Redemption of preferred stock	—	—	(684)	84	—	(600)	—	(600)
Preferred stock dividends	—	—	—	(161)	—	(161)	—	(161)
Common stock dividends	—	—	—	(752)	—	(752)	—	(752)
Contributions from (distribution to) parent	—	—	301	(224)	—	77	—	77
Contributions from noncontrolling interests	—	—	—	—	—	—	466	466
Distributions to noncontrolling interests	—	—	—	—	—	—	(444)	(444)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	3,692	3,692
Other changes in equity	—	—	(4)	—	—	(4)	(4)	(8)
Balance at December 31, 2025	$—	$—	$19,238	$3,895	$(2,641)	$20,492	$15,146	$35,638
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities
Net income	$4,221	$4,904	$5,752
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	1,242	941	688
Net amortization (accretion) of net investment premiums, discounts and other	(202)	(123)	81
Gain on recapture of reinsurance agreements, net of cash received	—	—	(489)
Net investment income (related party: 2025 – $(242), 2024 – $82 and 2023 – $(104))	(228)	(54)	(108)
Net recognized gains on investments and derivatives (related party: 2025 – $(2,643), 2024 – $(1,380) and 2023 – $(1,305))	(3,390)	(3,526)	(1,959)
Policy acquisition costs deferred	(1,876)	(1,507)	(1,570)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2025 – $(48), 2024 – $(27) and 2023 – $(61))	(579)	(883)	(575)
Interest sensitive contract liabilities (related party: 2025 – $97, 2024 – $80 and 2023 – $131)	7,678	5,677	3,917
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2025 – $(264), 2024 – $(237) and 2023 – $6)	(363)	(1,969)	4,333
Funds withheld assets (related party: 2025 – $(239), 2024 – $(230) and 2023 – $(371))	(1,560)	(1,560)	(3,411)
Other assets and liabilities	217	(24)	(1,676)
Net cash provided by operating activities	5,160	1,876	4,983
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2025 – $8,491, 2024 – $6,937 and 2023 – $2,081)	66,078	42,898	14,484
Trading securities (related party: 2025 – $438, 2024 – $346 and 2023 – $156)	2,786	1,013	390
Equity securities (related party: 2025 – $0, 2024 – $67 and 2023 – $0)	696	404	167
Mortgage loans (related party: 2025 – $558, 2024 – $87 and 2023 – $30)	15,384	7,983	4,569
Investment funds (related party: 2025 – $1,308, 2024 – $507 and 2023 – $301)	1,813	525	360
Derivative instruments and other investments	4,008	3,876	4,324
Short-term investments (related party: 2025 – $967, 2024 – $1,482 and 2023 – $1,178)	1,871	2,670	3,507
Purchases of:
Available-for-sale securities (related party: 2025 – $(14,616), 2024 – $(11,714) and 2023 – $(4,817))	(93,939)	(80,212)	(37,263)
Trading securities (related party: 2025 – $(485), 2024 – $(158) and 2023 – $(866))	(7,209)	(895)	(2,718)
Equity securities	(387)	(644)	(116)
Mortgage loans (related party: 2025 – $(240), 2024 – $(27) and 2023 – $0)	(41,406)	(28,188)	(20,972)
Investment funds (related party: 2025 – $(3,929), 2024 – $(2,397) and 2023 – $(2,334))	(3,942)	(2,694)	(2,461)
Derivative instruments and other investments	(6,178)	(5,032)	(5,637)
Short-term investments (related party: 2025 – $(241), 2024 – $(1,277) and 2023 – $(2,061))	(1,772)	(2,555)	(2,612)
Consolidation of new variable interest entities	18	1	3
Deconsolidation of previously consolidated entities	(37)	(2)	(53)
Other investing activities, net	(1,589)	(1,066)	378
Net cash used in investing activities	(63,805)	(61,918)	(43,650)

			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2025	2024	2023
Cash flows from financing activities
Deposits on investment-type policies and contracts	81,183	71,323	53,660
Withdrawals on investment-type policies and contracts (related party: 2025 – $(299), 2024 – $(396) and 2023 – $(402))	(22,657)	(19,119)	(14,125)
Proceeds from debt	1,591	2,169	589
Capital contributions from parent	238	—	1,250
Capital contributions from noncontrolling interests	466	954	996
Capital contributions from noncontrolling interests of consolidated variable interest entities	2,002	1,897	1,809
Capital distributions to noncontrolling interests	(444)	(920)	(539)
Subsidiary issuance of equity interests to noncontrolling interests	—	—	632
Net change in cash collateral posted for derivative transactions and securities to repurchase	340	4,116	829
Preferred stock dividends	(161)	(226)	(136)
Common stock dividends	(752)	(452)	(937)
Redemption of preferred stock	(600)	—	—
Other financing activities, net	70	(317)	739
Net cash provided by financing activities	61,276	59,425	44,767
Effect of exchange rate changes on cash and cash equivalents	5	(3)	10
Net increase (decrease) in cash and cash equivalents	2,636	(620)	6,110
Cash and cash equivalents at beginning of year[1]	14,259	14,879	8,769
Cash and cash equivalents at end of year[1]	$16,895	$14,259	$14,879

Supplementary information
Cash paid for taxes	$399	$930	$216
Cash paid for interest	686	517	498
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2025 – $(1,821), 2024 – $(4,119) and 2023 – $20)	(1,775)	(4,057)	99
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2025 – $948, 2024 – $1,587 and 2023 – $1,646)	5,773	8,479	12,430
Investments received from settlements on reinsurance agreements (related party: 2025 – $0, 2024 – $48 and 2023 – $65)	—	48	1,129
Investments received at inception of reinsurance agreements	—	—	2,158
Investments received from pension group annuity premiums	540	521	4,776
Reduction in investments and other assets and liabilities relating to recapture of reinsurance agreement	—	—	482
Investments exchanged with third-party cedants	—	—	145
Borrowings of consolidated variable interest entities settled with investments	—	—	52
Investments distributed as common stock dividends	—	499	—
Distribution of investments to noncontrolling interests of consolidated variable interest entities	—	1,107	—

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

We conduct business primarily through the following consolidated subsidiaries:

•Our non-US reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Annuity Re Ltd. (AARe) and Athene Life Re Ltd. (ALRe); and
•Athene Annuity and Life Company (AAIA), our parent US insurance company, and its subsidiaries.

Consolidation and Basis of Presentation—Our consolidated financial statements include our wholly owned subsidiaries and investees in which we hold a controlling financial interest, including variable interest entities (VIEs). Investees in which we do not hold a controlling financial interest but have the ability to exercise significant influence over operating and financing decisions, other than investments for which we have elected the fair value option, are accounted for under the equity method. Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to conform with current year presentation.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

Mortgage Loans – We have elected the fair value option on our mortgage loan portfolio. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We accrue interest on loans until it is probable we will not receive interest, or the loan is 90 days past due unless guaranteed by US government-sponsored agencies. Interest income and prepayment fees are reported in net investment income on the consolidated statements of income. Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the consolidated statements of income.

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

We record our proportionate share of investment fund income within net investment income, or, for consolidated VIEs, investment related gains (losses), on the consolidated statements of income. Contributions paid or distributions received by us are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, respectively.

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

Short-term Investments – Short-term investments consist of financial instruments with maturities of greater than three months but less than twelve months when purchased. Short-term debt securities are accounted for as trading or AFS consistent with our policies for those investments. Fair values are determined consistently with methodologies described in Note 5 – Fair Value for the respective investment type.

Other Investments – Other investments include, but are not limited to, term loans collateralized by mortgages on residential and commercial real estate, other uncollateralized loans, investments in real estate, corporate owned life insurance, and investments in low-income housing and transferable energy tax credit structures. We elected the fair value option on the term loans and other uncollateralized loans. Investments in real estate are held at cost less accumulated depreciation and impairments. Corporate owned life insurance is held at cash surrender value. Low-income housing and transferable energy tax credit structures either use the proportional amortization method or we elect the fair value option.

Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We accrue interest on loans until it is probable we will not receive interest or the loan is 90 days past due. Changes in the cash surrender value of corporate owned life insurance, interest income, amortization of premiums and discounts, and prepayment and other fees are included in net investment income on the consolidated statements of income. Changes in fair value are included in investment related gains (losses) on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Securities Repurchase and Reverse Repurchase Agreements – Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date and at a fixed and determinable price. We evaluate transfers of securities under these agreements to repurchase or resell to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases, with related forward repurchase or resale commitments. Our securities repurchase transactions are accounted for as secured borrowings and, if not subject to master netting arrangements as discussed below, are included in payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets. Earnings from investing activities related to the cash received under our securities repurchase arrangements are included in net investment income on the consolidated statements of income. The associated borrowing cost is included in policy and other operating expenses on the consolidated statements of income. The investments purchased in reverse repurchase agreements, which represent collateral on a secured lending arrangement, are not reflected in our consolidated balance sheets; however, the secured lending arrangement, if not subject to master netting arrangements as discussed below, is recorded as a short-term investment for the principal amount loaned under the agreement.

Certain of our repurchase agreements and reverse repurchase agreements are presented net on the consolidated balance sheets when they are subject to master netting arrangements and when we have both (1) the legal right to offset the amounts owed with amounts due from the same counterparty and (2) the intent to settle the transactions on a net basis or to realize the asset and settle the liability simultaneously. Amounts that are not eligible for offset are presented on a gross basis on the consolidated balance sheets.

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

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, and all changes in the allowance for expected credit losses are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income.

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
Goodwill—Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The impairment test is performed at the reporting unit level. Goodwill on the consolidated balance sheets includes the impacts of foreign currency translation. See Note 7 – Goodwill and Other Intangible Assets for more information on goodwill.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Assets and liabilities assumed or ceded under coinsurance, funds withheld, modco or yearly renewable term are presented gross on the consolidated balance sheets. For investment contracts, the change in the direct or assumed and ceded reserves are presented net in interest sensitive contract benefits on the consolidated statements of income. For insurance contracts, the change in the direct or assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the consolidated statements of income, except any changes related to the discount rate are presented net in other comprehensive income (loss) (OCI) on the consolidated statements of comprehensive income. For market risk benefits, the change in the direct or assumed and ceded reserves are presented net in market risk benefits remeasurement (gains) losses on the consolidated statements of income, except for changes related to instrument-specific credit risk on direct and assumed contracts which are presented net in OCI on the consolidated statements of comprehensive income.

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

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are grouped into cohorts based on issue year and contract type and amortized on a constant level basis over the expected term of the related contracts. The cohorts and assumptions used for the amortization of deferred costs are consistent with those used in estimating the related liabilities for these contracts. The constant level basis generally is the initial premium or deposit and is projected based on assumptions related to policyholder behavior, including lapses and mortality, over the expected term of the contracts. Each reporting period, we replace expected experience with actual experience to determine the related amortization expense. Changes to projected experience are recognized in amortization expense prospectively over the remaining contract term. Amortization of DAC and DSI is included in amortization of deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated statements of income.

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

Value of Business Acquired – We establish VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities and through application of pushdown accounting associated with our historical merger with Apollo. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative and is amortized in relation to respective policyholder liabilities. Significant assumptions that impact VOBA amortization are consistent with those that impact the measurement of policyholder liabilities. We perform periodic tests to determine if positive VOBA remains recoverable. If we determine that positive VOBA is not recoverable, we would record a cumulative charge to the current period. Any negative VOBA is recorded to the same financial statement line on the consolidated balance sheets as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated balance sheets.

See Note 8 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for further information.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Interest Sensitive Contract Liabilities—Interest sensitive contract liabilities are typically associated with universal life-type policies and investment contracts. Universal life-type policies and investment contracts include traditional deferred annuities; indexed annuities consisting of fixed indexed, index-linked variable annuities in the accumulation phase, and assumed indexed universal life without significant mortality risk; funding agreements; immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies); universal life insurance; and other investment contracts inclusive of guaranteed investment contracts and assumed endowments without significant mortality risk. We carry liabilities for traditional deferred annuities, indexed annuities and universal life insurance at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic), which we carry at fair value. Liabilities for immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), funding agreements, assumed endowments without significant mortality risk and guaranteed investment contracts are calculated as the present value of future liability cash flows and policy maintenance expenses, if any, discounted at contractual interest rates. For a discussion regarding our indexed products, refer above to the embedded derivative discussion. Certain of our contracts are offered with additional contract features that meet the definition of a market risk benefit. See –Market Risk Benefits below for further information.

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

Future Policy Benefits—We issue or reinsure contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities and structured settlements with life contingencies).

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

Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods, which require the use of assumptions related to discount rate, expenses, longevity, mortality, morbidity, persistency and other policyholder behavior. We base certain key assumptions, such as longevity, mortality and morbidity, on industry standard data adjusted to align with actual company experience, if needed. We have elected to use expense assumptions that are locked in at issuance for each cohort. All other cash flow assumptions are established at contract issuance and reviewed annually or more frequently if actual experience suggests a revision is necessary. The effects of changes in cash flow assumptions impacting the net premium ratio are recorded as remeasurement changes in the period in which they are made. As cash flow assumptions are reviewed at least annually, there is no provision for adverse deviation included within the liability.

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

To the extent the present value of future benefits and expenses exceeds the present value of gross premiums, we will cap the net premium ratio at 100% by increasing the corresponding liability and recognizing an immediate loss through the consolidated statements of income. The liability is never recorded at an amount less than zero for the cohort.

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

Changes in the value of the liability for nonparticipating long-duration contracts due to changes in the discount rate are recognized as a component of OCI on the consolidated statements of comprehensive income. Changes in the liability for remeasurement gains or losses and all other changes in the liability are recorded in future policy and other policy benefits on the consolidated statements of income.

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

Changes in fair value of market risk benefits are recorded in market risk benefits remeasurement (gains) losses on the consolidated statements of income, excluding portions attributed to changes in instrument-specific credit risk, which are recorded in OCI on the consolidated statements of comprehensive income. Market risk benefits are not reduced for market risk benefits ceded under reinsurance agreements. Ceded market risk benefits are measured at fair value and recorded within reinsurance recoverable on the consolidated balance sheets.

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

Recognition of Revenues and Related Expenses—Revenues for universal life-type policies and investment contracts, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period. Interest credited to policyholder account balances and the change in fair value of embedded derivatives within indexed annuity contracts is included in interest sensitive contract benefits on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the consolidated balance sheets and amortized into income in relation to either applicable policyholder liabilities for immediate annuities with life contingencies (which includes pension group annuities and structured settlements) or insurance in-force for whole life products through future policy and other policy benefits on the consolidated statements of income.

When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, the deferred profit liability is retrospectively recalculated from the contract issuance date through the beginning of the current reporting period. The revised deferred profit liability is compared to the beginning of the period carrying amount to determine the change to be recognized as a remeasurement gain or loss within future policy and other policy benefits on the consolidated statements of income. Unlike the related future policy benefit, the deferred profit liability will not be remeasured for changes in discount rates each reporting period. Negative VOBA balances associated with payout contracts involving life contingencies, including pension group annuities, are accounted for in a manner similar to the deferred profit liability.

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

Changes in deferred tax assets and liabilities attributable to changes in enacted income tax rates are recorded through net income in the period of enactment. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of our position. For those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize income tax interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of income. We recognize all other income tax interest and penalties in policy and other operating expenses on the consolidated statements of income.

We invest in various tax credit programs, including low‑income housing and transferable energy tax credit structures. These investments generate tax credits and other tax benefits and are accounted for either under the proportional amortization method or we elect the fair value option. Under the proportional amortization method, the initial cost of the investment is amortized to income tax expense on the consolidated statements of income in proportion to the income tax credits and other income‑tax‑related benefits received. If we elect the fair value option, the investment is measured at fair value with all subsequent changes in fair value reported in income tax expense on the consolidated statements of income. Related cash flow impacts are reflected within operating activities in the consolidated statements of cash flows.

We and certain of our subsidiaries are included in certain foreign, US federal and US state consolidated or other tax groups with our parent AGM and its subsidiaries. We calculate the provision for income taxes by using a separate-return method. Under this method we are assumed to file a separate return with the tax authority, thereby reporting our taxable income or loss and paying the applicable tax to or receiving the appropriate refund from AGM. Our current provision is the amount of tax payable or refundable on the basis of a hypothetical current-year separate return. We provide deferred taxes on temporary differences and on any carryforwards that we could claim on our hypothetical return and assess the need for a valuation allowance on the basis of our projected separate-return results.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
In 2025, we executed a US and United Kingdom (UK) tax sharing agreement with AGM. As a result of this tax sharing agreement, AGM made a tax settlement payment to us for the usage of a portion of our tax attributes. We previously recorded deferred tax assets for these tax attributes in our separate company financials. We have elected to distribute these hypothetical deferred tax assets and no longer include them on our separate company balance sheet. We will continue to evaluate the likelihood of realizing the benefit of these hypothetical deferred tax assets and may record a valuation allowance for these hypothetical deferred tax assets, if based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized on a separate company basis.

See Note 13 – Income Taxes for discussion on withholding taxes for undistributed earnings of subsidiaries.

Recently Issued Accounting Pronouncements

Interim Reporting – Narrow Scope Improvements (Accounting Standards Update (ASU) 2025-11)

The amendments in this update improve the guidance in Accounting Standards Codification (ASC) 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to ASC 270 a principle that requires entities that issue condensed statements to disclose events since the end of the last annual reporting period that have a material impact on the entity. The updates are effective for interim reporting periods beginning after December 25, 2027; early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

Derivatives and Hedging – Hedge Accounting Improvements (ASU 2025-09)

The amendments in this update clarify certain aspects of the guidance on hedge accounting and address several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments: (i) expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge and clarify when such transactions can be considered to have a similar risk exposure; (ii) provide a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on choose-your-rate debt instruments; (iii) expand the application of hedge accounting for forecasted purchases and sales of nonfinancial assets; (iv) eliminate the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a cash flow hedge or a fair value hedge of interest rate risk; and (v) eliminate the recognition and presentation mismatch related to a dual hedge strategy. The amendments are required to be applied prospectively for all hedging relationships. This guidance is effective for annual periods beginning after December 15, 2026; early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

Financial Instruments – Credit Losses – Purchased Loans (ASU 2025-08)

The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in ASC 326 to include purchased seasoned loans, defined as either: (1) non-PCD loans obtained in a business combination or (2) non-PCD loans that are obtained in an asset acquisition or upon consolidation of a VIE that is not a business (e.g., a financing vehicle holding loans or other financial assets) and that are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. The amendments are effective for annual periods beginning after December 15, 2025; early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

Derivatives and Hedging and Revenue from Contracts with Customers – Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (ASU 2025-07)

The amendments in this update refine the scope of derivatives in ASC 815 by excluding certain non-exchange-traded contracts for which settlement is based on operations or activities specific to a party, unless settlement involves a market-based variable or a financial instrument. The updates also clarify that share-based noncash consideration from a customer in a revenue contract should be accounted for under ASC 606 until the entity’s right to receive or retain the consideration becomes unconditional. The updates are effective for annual periods beginning after December 15, 2026; early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

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

Income Taxes—Improvements to Income Tax Disclosures (ASU 2023-09)

The amendments in this update revise certain disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state and foreign taxes. We adopted this guidance on a prospective basis effective December 31, 2025 and included updated financial statement disclosures in Note 13 – Income Taxes.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
2. Investments

AFS Securities—The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$18,008	$—	$116	$(1,226)	$16,898
US state, municipal and political subdivisions	954	—	—	(195)	759
Foreign governments	2,225	—	32	(598)	1,659
Corporate	97,166	(105)	1,291	(8,921)	89,431
CLO	25,730	—	648	(106)	26,272
ABS	35,275	(171)	823	(465)	35,462
CMBS	13,351	(70)	120	(317)	13,084
RMBS	9,407	(411)	300	(264)	9,032
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597
AFS securities – related parties
Corporate	2,663	—	76	(25)	2,714
CLO	7,103	—	121	(21)	7,203
ABS	16,500	(1)	45	(178)	16,366
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	26,428	(1)	242	(225)	26,444
Total AFS securities, including related parties	$228,544	$(758)	$3,572	$(12,317)	$219,041

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$8,413	$—	$8	$(1,270)	$7,151
US state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,502	—	18	(59)	2,461
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,531	(1)	57	(460)	19,127
Total AFS securities, including related parties	$200,247	$(709)	$1,257	$(16,304)	$184,491

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	December 31, 2025
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,002	$1,982
Due after one year through five years	22,061	22,146
Due after five years through ten years	24,623	23,959
Due after ten years	69,667	60,660
CLO, ABS, CMBS and RMBS	83,763	83,850
Total AFS securities	202,116	192,597
AFS securities – related parties
Due in one year or less	7	7
Due after one year through five years	1,133	1,167
Due after five years through ten years	819	826
Due after ten years	704	714
CLO, ABS and CMBS	23,765	23,730
Total AFS securities – related parties	26,428	26,444
Total AFS securities, including related parties	$228,544	$219,041

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$5,987	$(96)	$4,068	$(1,130)	$10,055	$(1,226)
US state, municipal and political subdivisions	37	(1)	707	(194)	744	(195)
Foreign governments	84	(11)	1,326	(587)	1,410	(598)
Corporate	13,107	(284)	38,209	(8,602)	51,316	(8,886)
CLO	11,891	(59)	1,017	(45)	12,908	(104)
ABS	6,355	(165)	4,873	(263)	11,228	(428)
CMBS	1,663	(20)	1,446	(190)	3,109	(210)
RMBS	217	(2)	839	(90)	1,056	(92)
Total AFS securities	39,341	(638)	52,485	(11,101)	91,826	(11,739)
AFS securities – related parties
Corporate	390	(2)	377	(12)	767	(14)
CLO	4,215	(19)	95	(2)	4,310	(21)
ABS	2,069	(6)	3,076	(162)	5,145	(168)
CMBS	70	(1)	5	—	75	(1)
Total AFS securities – related parties	6,744	(28)	3,553	(176)	10,297	(204)
Total AFS securities, including related parties	$46,085	$(666)	$56,038	$(11,277)	$102,123	$(11,943)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
US state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	499	(9)	446	(47)	945	(56)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,618	(62)	4,345	(338)	7,963	(400)
Total AFS securities, including related parties	$41,784	$(1,329)	$62,867	$(14,039)	$104,651	$(15,368)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	December 31, 2025
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	6,492	5,112
AFS securities – related parties	241	67

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition of the securities or the application of pushdown accounting associated with our historical merger with Apollo. We did not recognize the unrealized losses in income, unless as required for hedge accounting, as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Year ended December 31, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$(29)	$(41)	$105
ABS	76	40	(15)	70	171
CMBS	60	3	—	7	70
RMBS	397	12	(27)	29	411
Total AFS securities	708	55	(71)	65	757
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$55	$(71)	$65	$758

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$(8)	$6	$175
CLO	2	1	—	(3)	—
ABS	49	25	(16)	18	76
CMBS	29	27	—	4	60
RMBS	381	17	(17)	16	397
Total AFS securities	590	118	(41)	41	708
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$591	$118	$(41)	$41	$709

Net Investment Income—Net investment income by asset class consists of the following:

	Years ended December 31,
(In millions)	2025	2024	2023
AFS securities	$11,655	$9,698	$6,901
Trading securities	324	161	182
Equity securities	78	90	76
Mortgage loans	5,218	3,767	2,360
Investment funds	242	(35)	105
Funds withheld at interest	964	1,318	1,752
Other	1,004	834	820
Investment revenue	19,485	15,833	12,196
Investment expenses	(1,638)	(1,352)	(1,066)
Net investment income	$17,847	$14,481	$11,130

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Years ended December 31,
(In millions)	2025	2024	2023
AFS securities[1]
Gross realized gains on investment activity	$2,743	$977	$926
Gross realized losses on investment activity	(1,237)	(1,979)	(779)
Net realized investment gains (losses) on AFS securities	1,506	(1,002)	147
Net recognized investment gains (losses) on trading securities	380	(170)	66
Net recognized investment gains on equity securities	55	22	13
Net recognized investment gains (losses) on mortgage loans	2,320	(132)	207
Derivative gains (losses)	(1,569)	2,205	2,135
Provision for credit losses	(111)	(181)	(335)
Other gains (losses)	(1,037)	1,303	(805)
Investment related gains (losses)	$1,544	$2,045	$1,428

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $36,337 million, $21,689 million and $6,464 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective year end:

	Years ended December 31,
(In millions)	2025	2024	2023
Trading securities	$222	$(42)	$93
Equity securities	36	12	49

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements:

	December 31,
(In millions)	2025	2024
Less than 30 days	$2,796	$2,752
30 – 90 days	—	300
91 days to 1 year	—	1,095
Greater than 1 year	3,247	1,569
Payables for repurchase agreements	$6,043	$5,716

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31,
	2025		2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$2,780	$2,787	$3,253	$2,693
Foreign governments	241	185	159	107
Corporate	2,022	1,785	1,877	1,573
CLO	611	608	587	588
ABS	584	568	596	552
CMBS	197	198	—	—
RMBS	93	94	369	365
Total securities pledged under repurchase agreements	$6,528	$6,225	$6,841	$5,878

As of December 31, 2025, $907 million of repurchase agreements were presented net of reverse repurchase agreements on the consolidated balance sheets.

Reverse Repurchase Agreements—As of December 31, 2025 and 2024, amounts loaned under reverse repurchase agreements were $1,067 million and $935 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and short-term investments, was $1,822 million and $2,208 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

	December 31,
(In millions)	2025	2024
Commercial mortgage loans	$38,869	$32,544
Commercial mortgage loans under development	1,787	1,987
Total commercial mortgage loans	40,656	34,531
Mark to fair value	(1,585)	(2,099)
Commercial mortgage loans	39,071	32,432
Residential mortgage loans	55,613	35,223
Mark to fair value	860	(540)
Residential mortgage loans	56,473	34,683
Mortgage loans	$95,544	$67,115

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
We invest in commercial mortgage loans, primarily on income-producing properties including office and retail buildings, apartments, hotels and industrial properties. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm whether properties are performing at a consistent and acceptable level to secure the related debt.

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	December 31,
	2025		2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,458	39.5%	$11,746	36.2%
Industrial	8,778	22.5%	6,793	21.0%
Office building	4,530	11.6%	4,162	12.8%
Hotels	2,773	7.1%	2,786	8.6%
Retail	2,061	5.3%	2,269	7.0%
Other commercial	5,471	14.0%	4,676	14.4%
Total commercial mortgage loans	$39,071	100.0%	$32,432	100.0%

US region
East North Central	$1,883	4.8%	$1,546	4.8%
East South Central	447	1.1%	438	1.3%
Middle Atlantic	9,323	23.9%	8,386	25.9%
Mountain	1,605	4.1%	1,322	4.1%
New England	1,088	2.8%	1,118	3.4%
Pacific	6,021	15.4%	5,768	17.8%
South Atlantic	6,919	17.7%	6,198	19.1%
West North Central	842	2.2%	221	0.7%
West South Central	3,175	8.1%	1,971	6.1%
Total US region	31,303	80.1%	26,968	83.2%
International region
United Kingdom	3,085	7.9%	2,281	7.0%
Other international[1]	4,683	12.0%	3,183	9.8%
Total international region	7,768	19.9%	5,464	16.8%
Total commercial mortgage loans	$39,071	100.0%	$32,432	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	December 31,
	2025	2024
US States
California	23.0%	25.6%
Texas	15.2%	7.4%
Florida	10.6%	12.4%
Other[1]	42.5%	45.5%
Total US residential mortgage loan percentage	91.3%	90.9%
International[1]	8.7%	9.1%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Investment Funds—Our investment fund portfolio strategy primarily focuses on core holdings of origination and retirement services platforms, equity and credit, and other funds. Origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, which are discussed further in Note 4 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related parties and consolidated VIEs:

	December 31,
	2025		2024
(In millions, except percentages)	Carrying value	Percentage of total	Carrying value	Percentage of total
Investment funds
Equity	$108	0.4%	$107	0.5%
Investment funds – related parties
Origination platforms	33	0.1%	29	0.2%
Retirement services platforms	1,538	5.9%	1,317	6.7%
Equity	260	1.0%	244	1.2%
Credit	313	1.2%	253	1.3%
Other	5	—%	10	0.1%
Total investment funds – related parties	2,149	8.2%	1,853	9.5%
Investment funds – consolidated VIEs
Origination platforms	9,067	34.4%	6,347	32.2%
Equity	9,735	37.0%	7,702	39.0%
Credit	3,682	14.0%	3,062	15.5%
Other	1,586	6.0%	654	3.3%
Total investment funds – consolidated VIEs	24,070	91.4%	17,765	90.0%
Total investment funds, including related parties and consolidated VIEs	$26,327	100.0%	$19,725	100.0%

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31,
	2025		2024
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$108	$458	$107	$987
Investment in related parties – investment funds	2,149	5,859	1,853	3,226
Assets of consolidated VIEs – investment funds	24,070	29,991	17,765	23,597
Investment in fixed maturity securities	84,397	87,995	72,523	74,797
Investment in related parties – fixed maturity securities	24,184	26,717	17,239	21,793
Investment in related parties – equity securities	266	266	234	234
Total non-consolidated investments	$135,174	$151,286	$109,721	$124,634

Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	December 31, 2025
Investment-grade ABS debt issued by AP Grange Holdings, LLC	$5,080
Investments in Atlas Securitized Products Holdings LP (Atlas)[1]	3,304
Investment-grade ABS debt issued by Fox Hedge L.P.	3,171
Investment-grade ABS debt issued by Apollo Multi-Asset Prime Securities (AMAPS) 2, LLC[1]	3,000
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,791
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,550
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	2,186
Investment-grade corporate debt issued by Électricité de France SA	2,068

December 31, 2024
Investment-grade ABS debt issued by AP Grange Holdings, LLC	$4,661
Investments in Atlas[1]	3,172
Investment-grade ABS debt issued by Fox Hedge L.P.	2,924

[1] Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. For Atlas, see Note 15 – Related Parties for additional information.

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

The following table presents the notional amount and fair value of derivative instruments:

	December 31,
	2025			2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	26,437	$560	$868	15,669	$938	$211
Forwards	2,302	81	34	3,139	331	5
Interest rate swaps	4,347	86	242	4,506	—	654
Forwards on net investments	234	—	—	218	11	—
Interest rate swaps	31,252	129	30	24,885	55	138
Total derivatives designated as hedges		856	1,174		1,335	1,008
Derivatives not designated as hedges
Equity options	97,259	6,905	170	85,452	5,002	126
Futures	890	192	1	37	93	11
Foreign currency swaps	19,248	230	744	14,908	600	199
Interest rate swaps and forwards	14,606	72	295	3,255	67	124
Other swaps	2,845	78	2	2,644	3	5
Foreign currency forwards	47,486	857	3,356	39,598	1,054	2,083
Embedded derivatives
Funds withheld including related parties		(2,765)	150		(3,650)	4
Interest sensitive contract liabilities		—	14,749		—	11,242
Total derivatives not designated as hedges		5,569	19,467		3,169	13,794
Total derivatives		$6,425	$20,641		$4,504	$14,802

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by December 2035. During the years ended December 31, 2025, 2024 and 2023 we recognized gains of $170 million, $1 million and $33 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, we expected an estimated $27 million to be reclassified to income within the next 12 months based on current market economics; however, actual amounts recognized may vary as a result of changes in relevant market conditions.

Fair Value Hedges – We use foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $21,324 million and $16,307 million as of December 31, 2025 and 2024, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8,449 million and $2,426 million as of December 31, 2025 and 2024, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the carrying amount and the cumulative amount of fair value hedging adjustments of hedged liabilities, excluding those solely hedging foreign currency risk:

	December 31,
	2025		2024
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)[1]	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,271	$77	$3,946	$488
Interest rate swaps	19,175	(20)	17,873	130

[1] Excludes gains (losses) related to foreign currency risk.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Year ended December 31, 2025
Investment related gains (losses)
Foreign currency forwards	$(330)	$323	$(7)	$32	$—
Foreign currency swaps	(1,075)	1,076	1	—	—
Foreign currency interest rate swaps	470	(470)	—	—	—
Interest rate swaps	198	(158)	40	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	95	(93)	2	—	—
Year ended December 31, 2024
Investment related gains (losses)
Foreign currency forwards	220	(238)	(18)	43	19
Foreign currency swaps	513	(520)	(7)	—	—
Foreign currency interest rate swaps	(160)	148	(12)	—	—
Interest rate swaps	6	(58)	(52)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	87	(85)	2	—	—
Year ended December 31, 2023
Investment related gains (losses)
Foreign currency forwards	(169)	167	(2)	82	20
Foreign currency swaps	(159)	169	10	—	—
Foreign currency interest rate swaps	282	(269)	13	—	—
Interest rate swaps	111	(118)	(7)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	57	(60)	(3)	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Years ended December 31,
(In millions)	2025	2024	2023
Foreign currency forwards	$48	$(23)	$(45)
Foreign currency swaps	34	(29)	(187)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the years ended December 31, 2025, 2024 and 2023, these derivatives had losses of $15 million, gains of $3 million and losses of $4 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income. As of December 31, 2025 and 2024, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $14 million and $29 million, respectively. During the years ended December 31, 2025, 2024 and 2023, there were no amounts deemed ineffective.

Derivatives Not Designated as Hedges

Equity options – We use equity indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index, including the S&P 500 and other bespoke indices. To hedge against adverse changes in equity indices, we enter into contracts to buy equity indexed options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2025	2024	2023
Equity options	$1,787	$1,921	$1,564
Futures	155	72	73
Foreign currency swaps	(1,421)	456	(113)
Interest rate swaps and forwards and other swaps	6	(112)	5
Foreign currency forwards	(1,712)	(775)	(495)
Embedded derivatives on funds withheld	321	2	934
Amounts recognized in investment related gains (losses)	(864)	1,564	1,968
Embedded derivatives in indexed annuity products[1]	(1,047)	(174)	(1,443)
Total gains (losses) on derivatives not designated as hedges	$(1,911)	$1,390	$525

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2025
Derivative assets	$9,190	$(2,602)	$(5,908)	$680	$(889)	$(209)
Derivative liabilities	(5,742)	2,602	2,491	(649)	561	(88)

December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated balance sheets. As of December 31, 2025 and 2024, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, we may be required to settle an outstanding liability. We have written credit default swaps primarily on an index of North American High Yield Corporate bonds for a notional amount of $510 million. As of December 31, 2025, the carrying value of these derivatives was approximately $76 million in assets and less than $1 million in liabilities. As of December 31, 2025 and 2024, the maximum amount of potential future payments on the credit default swaps was $510 million and $10 million, respectively.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Years ended December 31,
(In millions)	2025	2024	2023
Trading securities	$209	$152	$116
Mortgage loans	157	128	110
Investment funds	35	46	41
Investment expenses and other	(120)	(44)	(10)
Net investment income	$281	$282	$257

Net recognized investment gains on trading securities	$30	$17	$10
Net recognized investment gains (losses) on mortgage loans	27	(35)	(22)
Net recognized investment gains on investment funds	2,096	1,552	1,232
Other gains (losses)	62	(6)	(29)
Investment related gains (losses)	$2,215	$1,528	$1,191

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$16,898	$—	$16,898	$—	$—
US state, municipal and political subdivisions	759	—	—	759	—
Foreign governments	1,659	—	516	1,131	12
Corporate	89,431	—	10	82,771	6,650
CLO	26,272	—	—	26,272	—
ABS	35,462	—	—	13,255	22,207
CMBS	13,084	—	—	13,043	41
RMBS	9,032	—	—	8,593	439
Total AFS securities	192,597	—	17,424	145,824	29,349
Trading securities	6,409	—	24	6,367	18
Equity securities	822	—	185	629	8
Mortgage loans	91,918	—	—	—	91,918
Funds withheld at interest – embedded derivative	(2,409)	—	—	—	(2,409)
Derivative assets	9,190	—	206	8,982	2
Short-term investments	33	—	—	33	—
Other investments	1,818	—	—	1,057	761
Cash and cash equivalents	14,994	—	14,994	—	—
Restricted cash	1,332	—	1,332	—	—
Investments in related parties
AFS securities
Corporate	2,714	—	—	1,117	1,597
CLO	7,203	—	—	5,870	1,333
ABS	16,366	—	—	1,089	15,277
CMBS	161	—	—	161	—
Total AFS securities – related parties	26,444	—	—	8,237	18,207
Trading securities	454	—	—	—	454
Equity securities	266	—	—	—	266
Mortgage loans	1,486	—	—	—	1,486
Investment funds	1,318	—	—	—	1,318
Funds withheld at interest – embedded derivative	(356)	—	—	—	(356)
Other investments	344	—	—	—	344
Reinsurance recoverable	1,911	—	—	—	1,911
Other assets	214	—	—	—	214
Assets of consolidated VIEs
Trading securities	3,120	—	—	683	2,437
Mortgage loans	2,140	—	—	—	2,140
Investment funds	24,070	23,784	—	—	286
Cash and cash equivalents	569	—	569	—	—
Total assets measured at fair value	$378,684	$23,784	$34,734	$171,812	$148,354
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,749	$—	$—	$—	$14,749
Universal life benefits	766	—	—	—	766
Future policy benefits
AmerUs Closed Block	1,085	—	—	—	1,085
ILICO Closed Block and life benefits	530	—	—	—	530
Market risk benefits	4,930	—	—	—	4,930
Derivative liabilities	5,742	—	9	5,733	—
Other liabilities	254	—	—	—	254
Total liabilities measured at fair value	$28,056	$—	$9	$5,733	$22,314

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2024
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$7,151	$—	$7,149	$2	$—
US state, municipal and political subdivisions	921	—	—	921	—
Foreign governments	1,568	—	658	881	29
Corporate	83,585	—	11	79,253	4,321
CLO	29,182	—	—	29,182	—
ABS	24,201	—	—	7,672	16,529
CMBS	10,741	—	—	10,741	—
RMBS	8,015	—	—	7,759	256
Total AFS securities	165,364	—	7,818	136,411	21,135
Trading securities	1,583	—	22	1,539	22
Equity securities	1,290	—	190	1,073	27
Mortgage loans	63,239	—	—	—	63,239
Funds withheld at interest – embedded derivative	(3,035)	—	—	—	(3,035)
Derivative assets	8,154	—	121	8,032	1
Short-term investments	255	—	—	86	169
Other investments	1,606	—	—	711	895
Cash and cash equivalents	12,733	—	12,733	—	—
Restricted cash	943	—	943	—	—
Investments in related parties
AFS securities
Corporate	2,461	—	—	1,029	1,432
CLO	6,035	—	—	5,339	696
ABS	10,631	—	—	890	9,741
Total AFS securities – related parties	19,127	—	—	7,258	11,869
Trading securities	573	—	—	—	573
Equity securities	234	—	—	—	234
Mortgage loans	1,297	—	—	—	1,297
Investment funds	1,139	—	—	—	1,139
Funds withheld at interest – embedded derivative	(615)	—	—	—	(615)
Other investments	331	—	—	—	331
Reinsurance recoverable	1,661	—	—	—	1,661
Other assets	313	—	—	—	313
Assets of consolidated VIEs
Trading securities	2,301	—	—	347	1,954
Mortgage loans	2,579	—	—	—	2,579
Investment funds	17,765	16,995	—	—	770
Other investments	107	—	4	—	103
Cash and cash equivalents	583	—	583	—	—
Total assets measured at fair value	$299,527	$16,995	$22,414	$155,457	$104,661
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,242	$—	$—	$—	$11,242
Universal life benefits	742	—	—	—	742
Future policy benefits
AmerUs Closed Block	1,102	—	—	—	1,102
ILICO Closed Block and life benefits	538	—	—	—	538
Market risk benefits	4,028	—	—	—	4,028
Derivative liabilities	3,556	—	19	3,536	1
Other liabilities	225	—	—	—	225
Total liabilities measured at fair value	$21,433	$—	$19	$3,536	$17,878

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

Interest sensitive contract liabilities embedded derivatives – Embedded derivatives related to interest sensitive contract liabilities with indexed annuity products are classified as Level 3. The valuations include significant unobservable inputs associated with economic assumptions and actuarial assumptions for policyholder behavior.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Years ended December 31,
(In millions)	2025	2024	2023
Trading securities	$372	$(156)	$66
Mortgage loans	2,427	(237)	183
Investment funds	253	(49)	81
Future policy benefits	17	76	(14)
Other	29	28	(113)
Total gains (losses)	$3,098	$(338)	$203

Gains and losses on trading securities, mortgage loans, investments of consolidated VIEs, and other are recorded in investment related gains (losses) on the consolidated statements of income. Gains and losses related to investment funds are recorded in net investment income on the consolidated statements of income. We record the change in fair value of future policy benefits in future policy and other policy benefits on the consolidated statements of income.

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

	December 31,
(In millions)	2025	2024
Unpaid principal balance	$96,269	$69,754
Mark to fair value	(725)	(2,639)
Fair value	$95,544	$67,115

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

	December 31,
(In millions)	2025	2024
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$992	$195
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(337)	(102)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$655	$93

Fair value of commercial mortgage loans 90 days or more past due	$274	$31
Fair value of commercial mortgage loans in non-accrual status	655	93

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

	December 31,
(In millions)	2025	2024
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$826	$898
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(85)	(51)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$741	$847

Fair value of residential mortgage loans 90 days or more past due[1]	$741	$847
Fair value of residential mortgage loans in non-accrual status	678	765

1 As of December 31, 2025 and 2024, includes $63 million and $82 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Years ended December 31,
(In millions)	2025	2024	2023
Mortgage loans	$(61)	$(58)	$(53)

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

	Year ended December 31, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$29	$(1)	$—	$(16)	$—	$12	$—	$—
Corporate	4,321	49	38	3,878	(1,636)	6,650	29	56
ABS	16,529	114	487	11,001	(5,924)	22,207	48	435
CMBS	—	(23)	(4)	47	21	41	—	22
RMBS	256	18	(1)	232	(66)	439	—	(1)
Trading securities	22	(2)	—	12	(14)	18	3	—
Equity securities	27	(1)	—	(18)	—	8	(1)	—
Mortgage loans	63,239	2,202	—	26,477	—	91,918	2,110	—
Funds withheld at interest – embedded derivative	(3,035)	626	—	—	—	(2,409)	—	—
Derivative assets	1	1	—	—	—	2	—	—
Short-term investments	169	—	—	(150)	(19)	—	—	—
Other investments	895	7	—	(141)	—	761	2	—
Investments in related parties
AFS securities
Corporate	1,432	7	43	115	—	1,597	—	42
CLO	696	(1)	—	3	635	1,333	—	—
ABS	9,741	5	101	5,291	139	15,277	—	57
Trading securities	573	(9)	—	(181)	71	454	11	—
Equity securities	234	32	—	—	—	266	32	—
Mortgage loans	1,297	76	—	113	—	1,486	75	—
Investment funds	1,139	174	—	5	—	1,318	174	—
Funds withheld at interest – embedded derivative	(615)	259	—	—	—	(356)	—	—
Other investments	331	13	—	—	—	344	13	—
Reinsurance recoverable	1,661	74	—	176	—	1,911	—	—
Assets of consolidated VIEs
Trading securities	1,954	221	—	(121)	383	2,437	155	—
Mortgage loans	2,579	149	—	(587)	(1)	2,140	106	—
Investment funds	770	(9)	—	(498)	23	286	(2)	—
Other investments	103	3	—	507	(613)	—	—	—
Total Level 3 assets	$104,348	$3,984	$664	$46,145	$(7,001)	$148,140	$2,755	$611

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$(1,047)	$—	$(2,460)	$—	$(14,749)	$—	$—
Universal life benefits	(742)	(24)	—	—	—	(766)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	17	—	—	—	(1,085)	—	—
ILICO Closed Block and life benefits	(538)	8	—	—	—	(530)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(115)	—	86	—	(254)	—	—
Total Level 3 liabilities	$(13,850)	$(1,160)	$—	$(2,374)	$—	$(17,384)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Year ended December 31, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(16)	$(16)	$—	$—	$—
Corporate	4,684	—	(189)	(617)	3,878	176	(1,812)	(1,636)
ABS	14,106	—	(180)	(2,925)	11,001	242	(6,166)	(5,924)
CMBS	47	—	—	—	47	35	(14)	21
RMBS	315	—	(1)	(82)	232	—	(66)	(66)
Trading securities	15	—	—	(3)	12	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	41,074	—	(397)	(14,200)	26,477	—	—	—
Short-term investments	30	—	—	(180)	(150)	—	(19)	(19)
Other investments	199	—	—	(340)	(141)	—	—	—
Investments in related parties
AFS securities
Corporate	126	—	—	(11)	115	—	—	—
CLO	376	—	—	(373)	3	635	—	635
ABS	10,729	—	(955)	(4,483)	5,291	162	(23)	139
Trading securities	109	—	(91)	(199)	(181)	71	—	71
Mortgage loans	238	—	(15)	(110)	113	—	—	—
Investment funds	5	—	—	—	5	—	—	—
Reinsurance recoverable	—	191	—	(15)	176	—	—	—
Assets of consolidated VIEs
Trading securities	785	—	(906)	—	(121)	406	(23)	383
Mortgage loans	177	—	(462)	(302)	(587)	—	(1)	(1)
Investment funds	—	—	(498)	—	(498)	—	23	23
Other investments	580	—	(73)	—	507	—	(613)	(613)
Total Level 3 assets	$73,595	$191	$(3,767)	$(23,874)	$46,145	$1,727	$(8,728)	$(7,001)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(3,463)	$—	$1,003	$(2,460)	$—	$—	$—
Other liabilities	—	—	—	86	86	—	—	—
Total Level 3 liabilities	$—	$(3,463)	$—	$1,089	$(2,374)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(12)	$(12)	$—	$—	$—
Corporate	3,146	—	(41)	(290)	2,815	166	(1,201)	(1,035)
ABS	11,886	—	(423)	(1,651)	9,812	769	(914)	(145)
CMBS	—	—	—	—	—	—	(19)	(19)
RMBS	99	—	—	(16)	83	—	(100)	(100)
Trading securities	—	—	—	(21)	(21)	14	—	14
Equity securities	2	—	(1)	—	1	9	(9)	—
Mortgage loans	27,596	—	(106)	(8,174)	19,316	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short term investments	172	—	(6)	(21)	145	—	(79)	(79)
Other investments	289	—	—	—	289	—	—	—
Investments in related parties
AFS securities
Corporate	113	—	(66)	(9)	38	201	—	201
CLO	177	—	—	—	177	—	—	—
ABS	7,197	—	(504)	(4,814)	1,879	—	—	—
Trading securities	4	—	—	(268)	(264)	—	—	—
Equity securities	—	—	(5)	—	(5)	—	—	—
Mortgage loans	87	—	—	(88)	(1)	—	—	—
Investment funds	106	—	—	—	106	—	—	—
Reinsurance recoverable	—	359	—	(4)	355	—	—	—
Assets of consolidated VIEs
Trading securities	394	—	(178)	(7)	209	61	(88)	(27)
Mortgage loans	579	—	—	(111)	468	—	—	—
Investment funds	341	—	(10)	—	331	—	(470)	(470)
Other investments	56	—	(24)	—	32	—	(20)	(20)
Total Level 3 assets	$52,244	$359	$(1,364)	$(15,486)	$35,753	$1,221	$(2,900)	$(1,679)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(3,010)	$—	$1,001	$(2,009)	$—	$—	$—
Other liabilities	—	—	—	54	54	64	—	64
Total Level 3 liabilities	$—	$(3,010)	$—	$1,055	$(1,955)	$64	$—	$64

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Interest sensitive contract liabilities – embedded derivative – Significant unobservable inputs we use in the indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

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

The following summarizes our significant unobservable inputs:

	December 31, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$32,312	Discounted cash flow	Discount rate	2.8%	22.9%	6.4%	[1]	Decrease

Mortgage loans	95,524	Discounted cash flow	Discount rate	1.0%	31.5%	6.5%	[1]	Decrease
	20	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A

Investment funds	1,313	Discounted cash flow	Discount rate	13.0%	14.0%	13.1%	[1]	Decrease
	286	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
	5	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – indexed annuities embedded derivatives	14,749	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.6%	[2]	Decrease
			Option budget	0.5%	5.9%	3.1%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.6%	[3]	Decrease

	December 31, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$28,774	Discounted cash flow	Discount rate	4.7%	20.0%	7.1%	[1]	Decrease

Mortgage loans	67,115	Discounted cash flow	Discount rate	1.8%	43.1%	6.7%	[1]	Decrease

Investment funds	1,909	Discounted cash flow	Discount rate	6.6%	14.0%	10.8%	[1]	Decrease

Interest sensitive contract liabilities – indexed annuities embedded derivatives	11,242	Discounted cash flow	Nonperformance risk	0.4%	1.1%	0.7%	[2]	Decrease
			Option budget	0.5%	6.0%	2.8%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.0%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the consolidated balance sheets:

	December 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	301	301	—	—	301	—
Funds withheld at interest	17,822	17,822	—	—	—	17,822
Short-term investments	1,049	1,049	—	—	907	142
Other investments	57	67	—	—	—	67
Investments in related parties
Investment funds	831	831	831	—	—	—
Funds withheld at interest	4,571	4,571	—	—	—	4,571
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$24,757	$24,767	$939	$—	$1,226	$22,602

Financial liabilities
Interest sensitive contract liabilities	$257,022	$254,089	$—	$—	$—	$254,089
Debt	7,848	7,498	—	576	6,922	—
Securities to repurchase	6,043	6,043	—	—	6,043	—
Funds withheld liability	5,946	5,946	—	—	—	5,946
Total financial liabilities not carried at fair value	$276,859	$273,576	$—	$576	$12,965	$260,035

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Interest sensitive contract liabilities – The carrying and fair value of interest sensitive contract liabilities above includes indexed and traditional fixed annuities without mortality or morbidity risks, funding agreements, guaranteed investment contracts and payout annuities without life contingencies. The embedded derivatives within indexed annuities without mortality or morbidity risks are excluded, as they are carried at fair value. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates, adding a spread to reflect our nonperformance risk and subtracting a risk margin to reflect uncertainty inherent in the projected cash flows.

Debt – We obtain the fair value of debt from commercial pricing services. These are classified as Level 1 or Level 2. The pricing services use quoted market prices, if available, or incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data.

6. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income:

	Years ended December 31,
(In millions)	2025	2024	2023
Premiums
Direct	$1,054	$1,089	$10,525
Reinsurance assumed	1,661	313	2,313
Reinsurance ceded	(87)	(84)	(89)
Total premiums	$2,628	$1,318	$12,749

Future policy and other policy benefits
Direct	$2,985	$2,779	$12,321
Reinsurance assumed	1,722	550	2,389
Reinsurance ceded	(274)	(275)	(276)
Total future policy and other policy benefits	$4,433	$3,054	$14,434

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require us to place assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $33.2 billion and $26.1 billion as of December 31, 2025 and 2024, respectively. Although we own the assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, we may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Reinsurance transactions

We entered into coinsurance agreements to assume blocks of whole life policies during the fourth quarters of 2025 and 2023. We did not have any block reinsurance transactions during the year ended December 31, 2024. The following summarizes our block reinsurance agreements at inception:

	Years ended December 31,
(In millions)	2025	2023
Liabilities assumed	$1,057	$1,975
Less: Assets received	1,340	2,158
Deferred profit liability[1]	$(283)	$(183)

[1] Included within future policy benefits on the consolidated balance sheets.

In conjunction with the assumed blocks of whole life policies, we entered into agreements to retrocede the mortality risk related to these blocks of business on yearly renewable term bases.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Catalina – We have reinsurance agreements with certain affiliates of Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). See Note 15 – Related Parties for further information on these reinsurance agreements.

Global Atlantic – We have a coinsurance and assumption agreement with Global Atlantic. The agreement ceded all existing open block life insurance business issued by AAIA, with the exception of enhanced guarantee universal life insurance products, to Global Atlantic. We also entered into a coinsurance agreement with Global Atlantic to cede all policy liabilities of the ILICO Closed Block. The ILICO Closed Block consists primarily of participating whole life insurance policies. We also have an excess of loss arrangement with Global Atlantic to reimburse us for any payments required from our general assets to meet the contractual obligations of the AmerUs Closed Block not covered by existing reinsurance through Athene Re USA IV. The AmerUs Closed Block consists primarily of participating whole life insurance policies. Since all liabilities were covered by the existing reinsurance at close, no reinsurance premiums were ceded. The assets backing the AmerUs Closed Block are managed, on AAIA’s behalf, by Goldman Sachs Asset Management.

As of December 31, 2025 and 2024, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2,451 million and $2,502 million, respectively.

Protective Life Insurance Company (Protective) – We reinsured certain of our life and health business to Protective under a coinsurance agreement. As of December 31, 2025 and 2024, Protective maintained a trust for our benefit with assets having a fair value of $1,094 million and $1,107 million, respectively.

Reinsurance Recoverables—The following summarizes our reinsurance recoverable:

	December 31,
(In millions)	2025	2024
Catalina	$6,336	$4,309
Global Atlantic	2,330	2,328
Protective	1,506	1,435
Other[1]	110	122
Reinsurance recoverable	$10,282	$8,194

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of the total recoverable.

7. Goodwill and Other Intangible Assets

Goodwill

The following provides the balance and changes of goodwill:

	December 31,
(In millions)	2025	2024
Balance at January 1	$4,063	$4,065
Effect of foreign currency translation	9	(2)
Balance at December 31	$4,072	$4,063

We performed our annual goodwill impairment test as of October 1, 2025 and did not identify any impairment.

Other Intangible Assets

Other intangible assets are included in other assets on the consolidated balance sheets and primarily consist of distribution channels and trade name and exclude VOBA. See additional information and disclosures on VOBA in Note 8 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired.

The following details our other intangible assets:

	December 31, 2025			December 31, 2024
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Distribution channels	$1,870	$416	$1,454	$1,870	$311	$1,559
Trade name	160	32	128	160	24	136
Other intangibles	100	41	59	60	39	21
Total other intangible assets	$2,130	$489	$1,641	$2,090	$374	$1,716

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Amortization expense for other intangible assets was $115 million, $117 million and $120 million for the years ended December 31, 2025, 2024 and 2023, respectively. The expected amortization expense of other intangible assets for the next five years is as follows:

(In millions)	Expected Amortization
2026	$117
2027	120
2028	120
2029	120
2030	120

We evaluate indefinite-lived intangible assets for impairment at least annually, or more frequently if indicators of impairment exist. No impairment losses were recognized for other intangible assets during the years ended December 31, 2025, 2024 and 2023.

8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See Note 9 – Long-duration Contracts for more information on our products.

	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	701	863	3	3	634	—	2,204
Amortization	(115)	(101)	(4)	(1)	(63)	(404)	(688)
Other	—	—	—	—	—	(3)	(3)
Balance at December 31, 2023	890	1,517	10	11	970	2,581	5,979
Additions	519	945	42	1	630	—	2,137
Amortization	(249)	(184)	(12)	(1)	(124)	(371)	(941)
Other	(2)	—	—	—	—	—	(2)
Balance at December 31, 2024	1,158	2,278	40	11	1,476	2,210	7,173
Additions	678	1,132	51	15	827	—	2,703
Amortization	(365)	(275)	(25)	(1)	(192)	(384)	(1,242)
Balance at December 31, 2025	$1,471	$3,135	$66	$25	$2,111	$1,826	$8,634

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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2026	$264
2027	228
2028	193
2029	163
2030	139

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
9. Long-duration Contracts

Interest sensitive contract liabilities – Interest sensitive contract liabilities primarily include:
▪traditional deferred annuities;
▪indexed annuities consisting of fixed indexed, index-linked variable annuities, and assumed indexed universal life without significant mortality risk;
▪funding agreements; and
▪other investment-type contracts comprising of immediate annuities without significant mortality risk (which includes pension group annuities and structured settlements without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Year ended December 31, 2025
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	28,796	18,407	33,700	1,069	81,972
Policy charges	(2)	(795)	—	—	(797)
Surrenders and withdrawals	(9,364)	(11,701)	—	(238)	(21,303)
Benefit payments	(1,386)	(1,551)	(7,193)	(193)	(10,323)
Interest credited	4,513	3,093	3,210	230	11,046
Foreign exchange	(17)	3	864	15	865
Other	—	—	206	(92)	114
Balance at December 31, 2025	$109,201	$105,317	$85,555	$8,821	$308,894

Weighted average crediting rate	4.7%	2.7%	4.6%	2.8%
Net amount at risk	$422	$17,371	$—	$23
Cash surrender value	103,155	97,760	—	6,716

	Year ended December 31, 2024
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	25,459	16,230	29,249	1,088	72,026
Policy charges	(2)	(709)	—	—	(711)
Surrenders and withdrawals	(5,389)	(12,744)	—	(84)	(18,217)
Benefit payments	(1,108)	(1,580)	(8,304)	(212)	(11,204)
Interest credited	3,256	3,524	1,707	205	8,692
Foreign exchange	(318)	(7)	(414)	(498)	(1,237)
Other	—	—	180	(98)	82
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320

Weighted average crediting rate	4.3%	2.7%	4.4%	2.7%
Net amount at risk	$425	$15,441	$—	$51
Cash surrender value	81,243	89,511	—	6,784

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	30,175	12,639	6,893	4,597	54,304
Policy charges	(2)	(651)	—	—	(653)
Surrenders and withdrawals	(9,929)	(11,253)	(110)	(40)	(21,332)
Benefit payments	(984)	(1,609)	(3,273)	(275)	(6,141)
Interest credited	1,858	1,279	883	155	4,175
Foreign exchange	52	1	260	(95)	218
Other[1]	75	81	258	(1,435)	(1,021)
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889

Weighted average crediting rate	4.0%	2.4%	3.4%	2.7%
Net amount at risk	$425	$14,716	$—	$103
Cash surrender value	61,345	85,381	—	6,375

[1] Other includes a $1,371 million reduction of reserves related to the Venerable Insurance and Annuity Company (VIAC) recapture agreement. See Note 15 – Related Parties for further information.

The following is a reconciliation of interest sensitive contract liabilities to the consolidated balance sheets:

	December 31,
(In millions)	2025	2024	2023
Traditional deferred annuities	$109,201	$86,661	$64,763
Indexed annuities	105,317	97,861	93,147
Funding agreements	85,555	54,768	32,350
Other investment-type	8,821	8,030	7,629
Reconciling items[1]	6,995	6,317	6,781
Interest sensitive contract liabilities	$315,889	$253,637	$204,670

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

The following represents policyholder account balances by range of guaranteed minimum crediting rates (GMCR), as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums. Our funding agreements and other investment-type products provide us with little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution and, as a result, those policyholder account balances are excluded from the following tables.

	December 31, 2025
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,993	$1,855	$87,483	$94,331
2.0% – < 4.0%	5,652	571	4,057	10,280
4.0% – < 6.0%	4,585	1	1	4,587
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,233	$2,427	$91,541	$109,201

Indexed annuities
< 2.0%	$1,450	$1,063	$3,540	$6,053
2.0% – < 4.0%	3,702	84	—	3,786
Total indexed annuities with GMCR	5,152	1,147	3,540	9,839
Other[1]				95,478
Total indexed annuities				$105,317

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2024
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,502	$1,766	$68,104	$74,372
2.0% – < 4.0%	6,667	417	1,744	8,828
4.0% – < 6.0%	3,449	8	1	3,458
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,621	$2,191	$69,849	$86,661

Indexed annuities
< 2.0%	$1,782	$1,258	$3,082	$6,122
2.0% – < 4.0%	4,411	79	158	4,648
Total indexed annuities with GMCR	6,193	1,337	3,240	10,770
Other[1]				87,091
Total indexed annuities				$97,861

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.
Note: The amounts presented in this table have been revised to conform with the current year presentation to provide certain product-level detail and account value allocated to an indexed strategy or other amounts without a GMCR.

	December 31, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$3,755	$3,483	$44,941	$52,179
2.0% – < 4.0%	7,753	463	879	9,095
4.0% – < 6.0%	3,477	9	1	3,487
6.0% and greater	2	—	—	2
Total traditional deferred annuities	$14,987	$3,955	$45,821	$64,763

Indexed annuities
< 2.0%	$2,456	$1,615	$2,718	$6,789
2.0% – < 4.0%	5,388	20	—	5,408
Total indexed annuities with GMCR	7,844	1,635	2,718	12,197
Other[1]				80,950
Total indexed annuities				$93,147

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.
Note: The amounts presented in this table have been revised to conform with the current year presentation to provide certain product-level detail and account value allocated to an indexed strategy or other amounts without a GMCR.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities and structured settlements with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Year ended December 31, 2025
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Effect of changes in cash flow assumptions	—	54	54
Effect of actual to expected experience	—	(13)	(13)
Adjusted balance	—	893	893
Issuances	—	647	647
Interest accrual	—	26	26
Net premium collected	—	(207)	(207)
Foreign exchange	—	9	9
Other	—	10	10
Ending balance at original discount rate	—	1,378	1,378
Effect of changes in discount rate assumptions	—	25	25
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,402	$1,402
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of changes in cash flow assumptions	(53)	184	131
Effect of actual to expected experience	(88)	(45)	(133)
Adjusted balance	49,493	3,055	52,548
Issuances	1,150	1,759	2,909
Interest accrual	1,734	90	1,824
Benefit payments	(4,417)	(138)	(4,555)
Foreign exchange	60	7	67
Other	—	11	11
Ending balance at original discount rate	48,020	4,784	52,804
Effect of changes in discount rate assumptions	(5,941)	(1,036)	(6,977)
Effect of foreign exchange on the change in discount rate assumptions	(21)	47	26
Ending balance, present value of expected future policy benefits	42,058	3,795	45,853
Less: Present value of expected net premiums	—	1,402	1,402
Net future policy benefits	$42,058	$2,393	$44,451

Weighted-average liability duration (in years)	9.2	20.7
Weighted-average interest accretion rate	3.7%	5.2%
Weighted-average current discount rate	5.3%	6.4%
Expected future gross premiums, undiscounted	$—	$1,963
Expected future gross premiums, discounted[1]	—	1,577
Expected future benefit payments, undiscounted	70,176	12,229

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2024
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,131	1,131
Interest accrual	—	22	22
Net premium collected	—	(190)	(190)
Foreign exchange	—	(111)	(111)
Ending balance at original discount rate	—	852	852
Effect of changes in discount rate assumptions	—	30	30
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Ending balance, present value of expected net premiums	$—	$880	$880
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of changes in cash flow assumptions	(104)	—	(104)
Effect of actual to expected experience	78	(4)	74
Adjusted balance	51,209	3,272	54,481
Issuances	1,115	—	1,115
Interest accrual	1,802	69	1,871
Benefit payments	(4,476)	(85)	(4,561)
Foreign exchange	(16)	(340)	(356)
Ending balance at original discount rate	49,634	2,916	52,550
Effect of changes in discount rate assumptions	(7,378)	(206)	(7,584)
Effect of foreign exchange on the change in discount rate assumptions	5	1	6
Ending balance, present value of expected future policy benefits	42,261	2,711	44,972
Less: Present value of expected net premiums	—	880	880
Net future policy benefits	$42,261	$1,831	$44,092

Weighted-average liability duration (in years)	9.4	30.7
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.6%	4.8%
Expected future gross premiums, undiscounted	$—	$1,107
Expected future gross premiums, discounted[1]	—	929
Expected future benefit payments, undiscounted	72,793	10,618

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2023
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$—	$—
Issuances	—	3,091	3,091
Interest accrual	—	6	6
Net premium collected	—	(2,027)	(2,027)
Foreign exchange	—	65	65
Ending balance at original discount rate	—	1,135	1,135
Effect of changes in discount rate assumptions	—	45	45
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Ending balance, present value of expected net premiums	$—	$1,182	$1,182
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of changes in cash flow assumptions	(297)	—	(297)
Effect of actual to expected experience	(67)	—	(67)
Adjusted balance	44,470	—	44,470
Issuances	10,427	3,091	13,518
Interest accrual	1,646	18	1,664
Benefit payments	(3,834)	(18)	(3,852)
Foreign exchange	35	185	220
Other[1]	(1,509)	—	(1,509)
Ending balance at original discount rate	51,235	3,276	54,511
Effect of changes in discount rate assumptions	(6,233)	89	(6,144)
Effect of foreign exchange on the change in discount rate assumptions	(1)	6	5
Ending balance, present value of expected future policy benefits	45,001	3,371	48,372
Less: Present value of expected net premiums	—	1,182	1,182
Net future policy benefits	$45,001	$2,189	$47,190

Weighted-average liability duration (in years)	9.5	33.5
Weighted-average interest accretion rate	3.6%	4.8%
Weighted-average current discount rate	5.1%	4.1%
Expected future gross premiums, undiscounted	$—	$1,497
Expected future gross premiums, discounted[2]	—	1,239
Expected future benefit payments, undiscounted	75,261	11,344

[1] Other includes a $1,509 million reduction of reserves related to the VIAC recapture agreement. See Note 15 – Related Parties for further information.
[2] Discounted at the original discount rate.

The following is a reconciliation of future policy benefits to the consolidated balance sheets:

	December 31,
(In millions)	2025	2024	2023
Payout annuities with life contingencies	$42,058	$42,261	$45,001
Whole life	2,393	1,831	2,189
Reconciling items[1]	5,813	5,810	6,097
Future policy benefits	$50,264	$49,902	$53,287

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following is a reconciliation of premiums and interest expense relating to future policy benefits to the consolidated statements of income:

	Premiums
	Years ended December 31,
(In millions)	2025	2024	2023
Payout annuities with life contingencies	$1,047	$1,085	$10,504
Whole life	1,559	204	2,214
Reconciling items[1]	22	29	31
Total premiums	$2,628	$1,318	$12,749

	Interest expense
	Years ended December 31,
(In millions)	2025	2024	2023
Payout annuities with life contingencies	$1,735	$1,802	$1,646
Whole life	64	47	12
Total interest expense	$1,799	$1,849	$1,658

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

During the year ended December 31, 2025, the present value of expected future policy benefits increased by $881 million, which was driven by $2,909 million of issuances, $1,824 million of interest accrual, a $612 million change in discount rate assumptions related to a decrease in market observable rates and a $67 million change in foreign exchange, partially offset by $4,555 million of benefit payments.

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

During the year ended December 31, 2023, the present value of expected future policy benefits increased by $11,950 million, which was driven by $13,518 million of issuances, primarily pension group annuities, a $2,236 million change in discount rate assumptions related to a decrease in rates, and $1,664 million of interest accrual, partially offset by $3,852 million of benefit payments, a $1,509 million reduction in reserve related to recapture, and $297 million related to the effect of changes in cash flow assumptions.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the consolidated statements of income:

	Years ended December 31,
(In millions)	2025	2024	2023
Reserves	$43	$25	$364
Deferred profit liability	(54)	(48)	(246)
Negative VOBA	35	39	(65)
Total remeasurement gains (losses)	$24	$16	$53

During the years ended December 31, 2025, 2024 and 2023, we recorded reserve increases of $73 million, $15 million and $136 million, respectively, on the consolidated statements of income as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Year ended December 31, 2025
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	429	429
Interest accrual	9	182	191
Attributed fees collected	2	394	396
Benefit payments	(4)	(66)	(70)
Effect of changes in interest rates	5	2	7
Effect of changes in equity	—	(112)	(112)
Effect of actual policyholder behavior compared to expected behavior	3	109	112
Effect of changes in future expected policyholder behavior	(5)	(38)	(43)
Effect of changes in other future expected assumptions	3	(15)	(12)
Balance, end of period, before changes in instrument-specific credit risk	200	4,256	4,456
Effect of changes in instrument-specific credit risk	5	255	260
Balance at December 31, 2025	205	4,511	4,716
Less: Reinsurance recoverable	—	73	73
Balance at December 31, 2025, net of reinsurance	$205	$4,438	$4,643

Net amount at risk	$422	$17,371
Weighted-average attained age of contract holders (in years)	76	69

	Year ended December 31, 2024
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	295	295
Interest accrual	10	191	201
Attributed fees collected	2	358	360
Benefit payments	(4)	(52)	(56)
Effect of changes in interest rates	(18)	(640)	(658)
Effect of changes in equity	—	(94)	(94)
Effect of actual policyholder behavior compared to expected behavior	6	73	79
Effect of changes in future expected policyholder behavior	(3)	88	85
Effect of changes in other future expected assumptions	—	(19)	(19)
Balance, end of period, before changes in instrument-specific credit risk	187	3,371	3,558
Effect of changes in instrument-specific credit risk	3	154	157
Balance at December 31, 2024	190	3,525	3,715
Less: Reinsurance recoverable	—	37	37
Balance at December 31, 2024, net of reinsurance	$190	$3,488	$3,678

Net amount at risk	$425	$15,441
Weighted-average attained age of contract holders (in years)	76	69

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2023
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument specific credit risk	183	2,672	2,855
Issuances	—	106	106
Interest accrual	10	147	157
Attributed fees collected	2	336	338
Benefit payments	(2)	(32)	(34)
Effect of changes in interest rates	(1)	(90)	(91)
Effect of changes in equity	—	(119)	(119)
Effect of actual policyholder behavior compared to expected behavior	5	67	72
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	194	3,171	3,365
Effect of changes in instrument-specific credit risk	(2)	10	8
Balance at December 31, 2023	$192	$3,181	$3,373

Net amount at risk	$425	$14,716
Weighted-average attained age of contract holders (in years)	75	69

The following is a reconciliation of market risk benefits to the consolidated balance sheets. Market risk benefit assets are included in other assets on the consolidated balance sheets.

	December 31, 2025
(In millions)	Asset	Liability	Net liability
Traditional deferred annuities	$—	$205	$205
Indexed annuities	214	4,725	4,511
Total	$214	$4,930	$4,716

	December 31, 2024
(In millions)	Asset	Liability	Net liability
Traditional deferred annuities	$—	$190	$190
Indexed annuities	313	3,838	3,525
Total	$313	$4,028	$3,715

	December 31, 2023
(In millions)	Asset	Liability	Net liability
Traditional deferred annuities	$—	$192	$192
Indexed annuities	378	3,559	3,181
Total	$378	$3,751	$3,373

During the year ended December 31, 2025, net market risk benefit liabilities increased by $1,001 million, which was primarily driven by issuances of $429 million, $396 million in fees collected from policyholders, $191 million of interest accrual, and a $103 million change in instrument-specific credit risk related to tightening of credit spreads, partially offset by a decrease of $112 million related to equity market performance, $70 million of benefit payments and a decrease of $43 million related to the effect of changes in future expected policyholder behavior.

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

The following summarizes the unobservable inputs for market risk benefits:

	December 31, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,716	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.9%	[1]	Decrease
			Option budget	0.5%	5.9%	2.6%	[2]	Decrease
			Surrender rate	3.8%	7.9%	5.2%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.3%	[3]	Increase

	December 31, 2024
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,715	Discounted cash flow	Nonperformance risk	0.4%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	6.0%	2.3%	[2]	Decrease
			Surrender rate	3.3%	7.2%	4.6%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.9%	[3]	Increase

	December 31, 2023
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,373	Discounted cash flow	Nonperformance risk	0.4%	1.4%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	1.9%	[2]	Decrease
			Surrender rate	3.2%	6.4%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.6%	[3]	Increase

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

Summarized financial information of the AmerUs Closed Block is presented below.

	December 31,
(In millions)	2025	2024
Liabilities
Future policy benefits	$1,085	$1,102
Other policy claims and benefits	23	21
Dividends payable to policyholders	64	68
Other liabilities	6	9
Total liabilities	1,178	1,200
Assets
Trading securities	944	939
Mortgage loans	3	7
Policy loans	113	122
Total investments	1,060	1,068
Cash and cash equivalents	67	77
Accrued investment income	13	13
Reinsurance recoverable	21	18
Other assets	3	5
Total assets	1,164	1,181
Maximum future earnings to be recognized from AmerUs Closed Block	$14	$19

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the contribution from and to AmerUs Closed Block.

	Years ended December 31,
(In millions)	2025	2024	2023
Revenues
Premiums	$20	$26	$29
Net investment income	64	67	68
Investment related gains (losses)	23	(44)	40
Total revenues	107	49	137
Benefits and expenses
Future policy and other policy benefits	83	24	111
Dividends to policyholders	19	20	21
Total benefits and expenses	102	44	132
Contribution from AmerUs Closed Block before income taxes	5	5	5
Income tax expense	—	—	2
Contribution from AmerUs Closed Block, net of income taxes	$5	$5	$3

11. Debt

Credit Facility—On June 30, 2023, AHL, ALRe, Athene USA Corporation (AUSA) and AARe entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A. as administrative agent (Credit Facility). The Credit Facility is unsecured and has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, in accordance with the terms of the Credit Facility. In connection with the Credit Facility, AHL and AUSA guaranteed all of the obligations of AHL, ALRe, AARe and AUSA under the Credit Facility and the related loan documents, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under the Credit Facility and the related loan documents. The borrowing capacity under the Credit Facility is $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the Credit Facility. The Credit Facility contains various standard covenants with which we must comply, including the following:

1.Consolidated debt-to-capitalization ratio of not greater than 35%;
2.Minimum consolidated net worth of no less than $14.8 billion; and
3.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the Credit Facility. As of December 31, 2025 and 2024, we had no amounts outstanding under the Credit Facility and were in compliance with all financial covenants under the facility.

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

As of December 31, 2025 and 2024, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

During the second quarter of 2025, we issued $1,000 million of 6.625% Senior Notes due May 19, 2055 (2055 Senior Notes). We will accrue interest quarterly and pay interest on the 2055 Senior Notes semi-annually, which commenced on November 19, 2025.

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

During the second quarter of 2025, we issued $600 million of 6.875% Fixed-Rate Reset Junior Subordinated Debentures due June 28, 2055 (2055 Subordinated Notes). We will accrue interest quarterly and pay interest at an annual fixed rate of 6.875% on the 2055 Subordinated Notes semi-annually, which commenced on December 28, 2025 until June 28, 2035. On June 28, 2035, and every fifth annual anniversary thereafter, the interest rate will reset to the Five-Year US Treasury Rate (as defined in the applicable prospectus supplement) plus 2.582%. We may defer interest payments for up to five consecutive years.

The following is a summary of our debt:

				Outstanding Balance
				December 31,
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	2025	2024
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,034	$1,050
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	565	579
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	517	520
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	396	395
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	585	584
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	543	544
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	983	983
6.625% 2055 Senior Notes	May 19, 2025	May 19, 2055	1,000	979	—
6.625% 2054 Subordinated Notes	October 10, 2024	October 15, 2054	600	592	592
6.875% 2055 Subordinated Notes	June 27, 2025	June 28, 2055	600	592	—
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	558	558
Total debt			$7,775	$7,848	$6,309

Interest expense on long-term debt was $362 million, $248 million and $123 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Unsecured Revolving Promissory Note Payable with AGM—We have an unsecured revolving promissory note payable with AGM. See Note 15 – Related Parties for further information.

12. Equity

Preferred Stock—The Company has authorized 200,000 shares of preferred stock, including the following designated series:

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
On June 30, 2025, we redeemed in whole our 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (Series C) outstanding for $25,000 per share of Series C preferred stock, or $600 million in total.

The following summarizes dividends declared per preferred stock share by series:

	Years ended December 31,
(Per share)	2025	2024	2023
Series A	$1,587.50	$1,587.50	$1,590.20
Series B	1,406.25	1,406.25	1,406.25
Series C	796.88	1,593.75	1,593.75
Series D	1,218.75	1,218.75	1,218.75
Series E	1,937.50	1,937.50	2,034.38

The following summarizes dividends declared in the aggregate on the preferred stock by series:

	Years ended December 31,
(In millions)	2025	2024	2023
Series A	$55	$55	$55
Series B	19	19	19
Series C	20	38	38
Series D	28	28	28
Series E	39	41	41
Total dividends declared	$161	$181	$181

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—All of our common stock is owned by AGM. During the year ended December 31, 2023, our board of directors declared and we paid common stock dividends of $937 million. During the year end December 31, 2024, our board of directors declared and we paid or distributed common stock dividends of $951 million, of which $499 million were provided to AGM in the form of assets in kind. During the year ended December 31, 2025, our board of directors declared and we paid common stock dividends of $752 million.

On August 5, 2025, our board of directors approved a reverse stock split of 1-for-1,000, which reduced our shares of common stock outstanding to 203,805, all of which continue to be held by AGM. The reverse stock split also reduced the authorized shares of common stock to 250,000 shares.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,565)	$(334)	$47	$5,256	$285	$(10)	$(7,321)
Other comprehensive income (loss) before reclassifications	5,067	51	(117)	(2,236)	(374)	40	2,431
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(163)	(3)	82	—	—	—	(84)
Less: Income tax expense (benefit)	588	6	(51)	38	(78)	8	511
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of subsidiary issuance of equity interests and tax	749	3	(19)	(476)	(14)	9	252
Balance at December 31, 2023	(8,672)	(289)	(82)	3,458	3	13	(5,569)
Other comprehensive income (loss) before reclassifications	(1,354)	(5)	(8)	1,425	(149)	(48)	(139)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(223)	(15)	43	—	—	—	(195)
Less: Income tax expense (benefit)	(219)	3	(8)	287	(31)	(10)	22
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(413)	2	(5)	361	(12)	(3)	(70)
Balance at December 31, 2024	(9,171)	(284)	(120)	4,235	(103)	(22)	(5,465)
Other comprehensive income (loss) before reclassifications	3,826	39	284	(612)	(103)	77	3,511
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(569)	(18)	32	—	—	—	(555)
Less: Income tax expense (benefit)	899	12	52	(126)	(22)	15	830
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	697	13	98	(388)	(15)	7	412
Balance at December 31, 2025	$(6,372)	$(252)	$(18)	$4,137	$(169)	$33	$(2,641)

[1] Recognized in investment related gains (losses) on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
13. Income Taxes

Income tax expense (benefit) consists of the following:

(In millions)	Year ended December 31, 2025
Current
Federal income tax[1]	$468
Foreign income tax[2]	18
State and local income tax	(9)
Deferred
Federal income tax[1]	150
Foreign income tax[2]	245
State and local income tax	14
Income tax expense (benefit)	$886

	Years ended December 31,
(In millions)	2024	2023
Current[1]	$975	$720
Deferred	(245)	(1,881)
Income tax expense (benefit)	$730	$(1,161)

[1] For the years ended December 31, 2025, 2024 and 2023, income tax expense (benefit) above includes: Proportional amortization of $513 million, $56 million and $49 million, respectively; tax credits of $(588) million, $(332) million and $(164) million, respectively; and transaction costs relating to low-income housing, transferable energy and other tax credits of $103 million, $238 million and $103 million, respectively.

[2] Foreign income tax expense (benefit) was calculated on $7,318 million of pre-tax income (loss) generated in foreign jurisdictions for the year ended December 31, 2025. Foreign consists of entities located outside the US.

Income tax expense (benefit) was calculated based on the following income (loss) before income taxes by jurisdiction:

	Years ended December 31,
(In millions)	2024	2023
Bermuda	$2,146	$2,652
US	3,526	2,179
United Kingdom	(36)	(240)
Japan	(2)	—
Income before income taxes	$5,634	$4,591

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. Our expected tax provision computed on pre-tax income is based upon the statutory US tax rate of 21%. A reconciliation of the difference between the expected tax provision at the statutory US tax rate and income tax expense (benefit) is as follows:

	Year ended December 31, 2025
(In millions, except percentages)	Amount	Percent
US federal statutory tax rate	$1,072	21.0%
State and local income taxes, net of federal income tax effect[1]	8	0.2%
State and local income taxes, net of federal income tax effect	(52)	(1.0)%
Change in valuation allowance	60	1.2%
Foreign tax effects	(1,291)	(25.2)%
Bermuda
Statutory tax rate difference between Bermuda and US	(441)	(8.6)%
Income passed through to noncontrolling interests	(105)	(2.1)%
Anticipatory foreign tax credit	(99)	(1.9)%
Bermuda foreign tax credits	(664)	(13.0)%
Other foreign jurisdictions	18	0.4%
Effect of cross-border tax laws	1,086	21.2%
Subpart F	414	8.1%
US tax on foreign insurance 953(d) income	730	14.2%
Other	(58)	(1.1)%
Changes in valuation allowances	63	1.2%
Nontaxable or nondeductible items	(32)	(0.6)%
Insurance company owned life insurance	(32)	(0.6)%
Other adjustments	(20)	(0.5)%
Investment tax credits accounted for under the proportional amortization method	(40)	(0.8)%
Purchase of transferable credits	(27)	(0.5)%
Other	47	0.8%
Effective tax rate	$886	17.3%

[1] State taxes in Florida and Iowa made up the majority (greater than 50%) of the tax effect in this category.

	Years ended December 31,
(In millions, except percentages)	2024	2023
Expected tax provision computed on pre-tax income	$1,183	$964
Increase (decrease) in income taxes resulting from:
Deferred tax valuation allowance	23	(80)
Non-deductible expenses	12	11
Prior year true-up	(22)	(38)
Stock compensation expense	(11)	(1)
Noncontrolling interests	(241)	(245)
Other	11	73
Bermuda tax	(195)	(1,764)
Interest expense attribute	8	(68)
Tax credits	(38)	(13)
Income tax expense (benefit)	$730	$(1,161)
Effective tax rate	13%	(25)%

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Total income taxes were as follows:

	Years ended December 31,
(In millions)	2025	2024	2023
Income tax expense (benefit)	$886	$730	$(1,161)
Income tax expense (benefit) from OCI	830	22	511
Total income tax expense (benefit)	$1,716	$752	$(650)

Cash paid for taxes, net of refunds received, were as follows:

(In millions)	Year ended December 31, 2025
Federal	$388
State	(8)
Foreign	19
Total cash paid for taxes	$399

Current income tax recoverable and deferred tax assets are included in other assets on the consolidated balance sheets, and current income tax payable and deferred tax liabilities are included in other liabilities on the consolidated balance sheets. Current and deferred income tax assets and liabilities were as follows:

	December 31,
(In millions)	2025	2024
Current income tax recoverable	$926	$364
Current income tax payable	1	199
Net current income tax recoverable	$925	$165

Deferred tax assets	$5,129	$6,259
Deferred tax liabilities	589	282
Net deferred tax assets	$4,540	$5,977

Deferred income tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2025	2024
Deferred tax assets
Insurance liabilities	$3,117	$2,383
Net operating loss and credit carryforwards	318	253
Investments, including derivatives and unrealized losses on AFS	740	2,360
Employee benefits	9	10
Investment in foreign subsidiaries	480	552
Bermuda tax	1,714	1,959
Other	19	—
Total deferred tax assets	6,397	7,517
Valuation allowance	(197)	(48)
Deferred tax assets, net of valuation allowance	6,200	7,469
Deferred tax liabilities
Intangible assets	338	362
DAC, DSI and VOBA	1,322	1,120
Other	—	10
Total deferred tax liabilities	1,660	1,492
Net deferred tax assets	$4,540	$5,977

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The net operating losses and tax credit carryforwards consist of the following:

	December 31, 2025
(In millions, except years)	Amount	Expiration Year[1]
US federal net operating losses	$684	2026
US general business credits	32	2045
US corporate alternative minimum tax (CAMT) credit carryforward	4	No expiration
US state net operating losses	229	2031
UK net operating losses	286	No expiration
Bermuda tax loss carryforward	5,936	No expiration

[1] Represents the year that operating losses and credits begin to expire.

The valuation allowance consists of the following:

	December 31,
(In millions)	2025	2024
US federal and state net operating losses and other deferred tax assets	$126	$3
UK net operating losses and other deferred tax assets	71	45
Total valuation allowance	$197	$48

The primary jurisdictions in which we operate and incur income taxes are the US, UK and Bermuda. We have accumulated undistributed earnings generated by certain foreign subsidiaries, which we intend to indefinitely reinvest. As such, we have not recorded deferred taxes related to the accumulated undistributed earnings. We determined that estimating the unrecognized tax liability is not practicable.

The UK enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (Pillar Two) that applies to multinational enterprises for accounting periods beginning on or after December 31, 2023. In 2025, the UK introduced additional provisions which took effect for accounting periods beginning on or after December 31, 2024. We are continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. We evaluated the enacted legislation and concluded there was no material impact to the effective tax rate for the years ended December 31, 2025 and 2024.

On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act 2023 (Bermuda CIT) in response to the OECD’s Pillar Two initiative. Commencing on January 1, 2025, the Bermuda CIT generally imposed a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that were given pursuant to the Exempted Undertakings Tax Protection Act 1966. In connection with the enactment of the Bermuda CIT, we made interim elections to align the membership of our Bermuda CIT tax group with the membership of our Pillar Two Bermuda tax group, and recorded a deferred tax asset of $2.0 billion as of December 31, 2024 for entry into the Bermuda CIT regime. As of December 31, 2025, we had $1.7 billion of net Bermuda deferred tax assets and concluded that it was more likely than not that sufficient future taxable income would be generated to realize these deferred tax assets.

On January 5, 2026, the OECD issued guidance exempting US-parented groups from the Income Inclusion Rule (IIR) or Undertaxed Profits Rule (UTPR) taxes under the Pillar Two regime. The UK government has publicly announced its intention to enact this guidance into law. While the precise timing of such enactment is subject to the UK government’s legislative process, once enacted, we expect that Athene and ACRA Bermuda entities would be exempt from the IIR and UTPR taxes in the UK. In light of these developments, and our expectation that maintaining alignment between the Bermuda CIT and Pillar Two tax groups would no longer be beneficial, in January 2026, we revoked ACRA’s election to be subject to the Bermuda CIT.

Although we believe such an outcome would be unlikely, if the UK government does not enact the announced legislation, or subsequently amends its legislation in a manner that does not conform to the OECD guidance, we expect to re-elect ACRA into the Bermuda CIT regime at that time and utilize the Bermuda deferred tax assets to offset any resulting Bermuda CIT or Pillar Two cash tax obligations.

As a result of the foregoing, in the first quarter of 2026, we will record a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized. This will result in a reduction to other assets and a corresponding increase to income tax expense equal to the net amount of the Bermuda deferred tax assets of $1.7 billion.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
On July 4, 2025, the US government enacted H.R. 1, which includes several tax-related provisions. We have evaluated the enacted legislation and concluded that it does not have a material impact on our consolidated financial statements.

In addition, the U.S. Department of the Treasury and the Internal Revenue Service have issued, and may continue to issue, regulatory guidance under the current administration related to previously enacted tax legislation, including interpretive guidance and notices related to CAMT. We have evaluated such guidance as issued to date and, based on its interpretations and assumptions, has reflected the impact of applicable guidance in its income tax provision. The guidance issued to date is not expected to have a material impact on our effective tax rate or consolidated financial statements. We will continue to monitor future guidance and rulemaking and will record any resulting impacts in the period such guidance is issued or becomes effective, as applicable.

AHL’s Bermuda subsidiaries file protective US income tax returns, and AHL and its US subsidiaries file income tax returns with the US federal government and various US state governments. AHL and its subsidiaries are not subject to US federal, US state, or foreign examinations by tax authorities for years prior to 2021. The Internal Revenue Service recently initiated an audit of the 2022 consolidated tax return filed by AUSA. The UK tax authorities are conducting a compliance check of ALRe for tax years 2021 through 2023. No material adverse proposed adjustments have been issued with respect to the audit or compliance check.

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

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (MMS) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (ECR). For our Class C reinsurers, ACRA 1A and ACRA 2A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For our Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. For our Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint. As of December 31, 2025 and 2024, our Bermuda reinsurance subsidiaries EBS capital and surplus resulted in a BSCR ratio in excess of Target Capital Level (TCL). While not specifically referred to in the Bermuda Insurance Act, TCL is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR, as calculated pursuant to the BSCR formula, and serves as an early warning tool for the BMA.

Amounts reported for Bermuda entities within these statutory disclosures exclude the impact of any deferred taxes related to Bermuda CIT for periods prior to January 1, 2025.

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

	December 31, 2025
(In millions)	ALRe	AARe	ACRA 1A	ACRA 2A
Increase (decrease) to capital and surplus due to permitted practices	$1,982	$808	$2,655	$54
Increase (decrease) to statutory net income due to permitted practices	(663)	(644)	(1,752)	62

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

	December 31,
(In millions)	2025	2024
ALRe	$9,842	$10,112
AARe	12,888	10,207
ACRA 1A	614	1,044
ACRA 2A	2,174	877

US statutory requirements—Our primary regulated US subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

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

Each of the Athene domiciliary states have adopted requirements for our regulated US subsidiaries to submit a Risk-Based Capital (RBC) report annually, which compares an insurer’s total adjusted capital (TAC) to its authorized control level RBC (ACL), each such term as defined pursuant to applicable state law. A company’s RBC is calculated by using a specified formula that applies factors to various risks inherent in the insurer’s operations, including risks attributable to its assets, underwriting experience, interest rates and other business expenses. Statutory RBC is measured on two bases, ACL and company action level RBC (CAL), with ACL calculated as one-half of CAL. The annual RBC report is used by regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating status. As of December 31, 2025 and 2024, each of our US insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene domiciliary states.

The maximum dividend these subsidiaries can pay to stockholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of prior year’s policyholders’ surplus. Based on these restrictions, the maximum dividend AAIA, could pay to its parent absent regulatory approval was $0 million as of each of December 31, 2025 and 2024. Any dividends from AHL’s other US statutory entities in excess of the amounts allowed for AAIA would not be able to be remitted to its parent without regulatory approval from the Iowa Insurance Division.

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

AAIA – Among the products issued by AAIA are indexed universal life insurance and indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, including the S&P 500 and other bespoke indices. We purchase call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result of the practice described above, AAIA’s statutory surplus, net of reinsurance, decreased by $52 million and increased by $38 million as of December 31, 2025 and 2024, respectively.

Athene Re USA IV – AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2025 and 2024, Athene Re USA IV included as admitted assets $76 million and $86 million, respectively, related to the outstanding letters of credit.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Statutory capital and surplus and net income (loss)—The following table presents, for each of our primary insurance subsidiaries, our best estimates of statutory capital and surplus and the statutory net income (loss) as of the date these financial statements were issued:

	Statutory capital & surplus		Statutory net income (loss)
	December 31,		Years ended December 31,
(In millions)	2025	2024	2025	2024	2023
ALRe	$13,702	$17,623	$612	$3,140	$832
AARe	23,713	21,049	2,774	2,910	408
ACRA 1A	3,822	4,521	(247)	841	297
ACRA 2A	6,585	4,569	1,090	877	(759)
AAIA	4,122	3,899	1,092	949	(79)
AANY	394	318	25	25	(3)

The statutory capital and surplus and net income (loss) of our Bermuda entities as of and for the year ended December 31, 2025 include the impact of deferred tax assets related to Bermuda CIT. Due to the January 2026 Bermuda CIT revocation described in Note 13 – Income Taxes, AARe will record a full valuation allowance in the first quarter of 2026. ACRA 1A and ACRA 2A will reverse the Bermuda CIT deferred tax assets and liabilities previously recorded. This change would have resulted in AARe, ACRA 1A and ACRA 2A’s December 31, 2025 statutory capital and surplus increasing (decreasing) by $(847) million, $164 million and $(45) million, respectively.

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

During the years ended December 31, 2025, 2024 and 2023, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $1,441 million, $1,253 million and $975 million, respectively, and additional sub-advisory and other fees incurred to Apollo Insurance Solutions Group LP (ISG) for the benefit of third-party service providers of $66 million, $16 million and $12 million, respectively. Management fees were net of any waivers or rebates, and are included within net investment income on the consolidated statements of income. As of December 31, 2025 and 2024, management fees payable were $134 million and $127 million, respectively, and are included in other liabilities on the consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

AGM owns all of our common stock and James R. Belardi, our Executive Chairman and Chief Investment Officer, serves as a member of the board of directors and an executive officer of AGM, and Chief Executive Officer (CEO) of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of sub-advisory fees, as such fees are defined in our fee agreement with Apollo. Grant Kvalheim, our CEO, also serves as an executive officer of AGM and a Partner of Apollo, and Louis-Jacques Tanguy, our Chief Financial Officer, is a Partner and employee of Apollo. Additionally, six of the twelve members of our board of directors (including Messrs. Belardi and Kvalheim) are employees of or consultants to, or are otherwise affiliated with, Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our audit committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

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

During the fourth quarter of 2025, a portion of our investments in AAA were converted to investments in Apollo Aligned Alternatives Lux Aggregator, L.P. (AAA Lux). As a result, we began consolidating AAA Lux as a VIE, which resulted in an increase in noncontrolling interests of $2,040 million. AAA Lux provides a single vehicle designed primarily for foreign investors to participate in a portfolio of alternative investments, including alternative investments in which AAA participates.

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

We have investments in Athora’s equity, which we hold as a related party investment fund on the consolidated balance sheets, and non-redeemable preferred equity and corporate debt securities. The following table summarizes our investments in Athora:

	December 31,
(In millions)	2025	2024
Investment fund	$1,171	$1,033
Non-redeemable preferred equity and corporate debt securities	316	277
Total investment in Athora	$1,487	$1,310

Additionally, as of December 31, 2025 and 2024, we had $29 million and $57 million, respectively, of funding agreements outstanding to Athora. As of December 31, 2025, we had commitments to make additional investments in Athora of $2,711 million, which primarily relate to a conditional commitment we made in connection with Athora’s agreement to acquire a UK insurer (Athora transaction). The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction.

Atlas – We have an equity investment in Atlas, an asset-backed specialty lender, indirectly through our investments in AAA and AAA Lux. As of December 31, 2025 and 2024, we held $5,679 million and $3,245 million, respectively, of related party AFS securities issued by Atlas or its affiliates. Additionally, we held $724 million of reverse repurchase agreements issued by Atlas as of December 31, 2024, which were included in related party short-term investments on the consolidated balance sheets, and matured during the year ended December 31, 2025. As of December 31, 2025, we had commitments to make additional investments in Atlas of $1,833 million. See Note 16 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina. During the third quarter of 2024, we distributed $141 million of our investment in Apollo Rose representing Catalina common equity interests to AGM as a dividend. As of December 31, 2025 and 2024, we held $220 million and $205 million, respectively, of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the consolidated balance sheets.

We have a strategic modco reinsurance agreement with Catalina to cede certain in force funding agreements. We elected the fair value option on this agreement and had a liability of $103 million and $221 million as of December 31, 2025 and 2024, respectively, which is included in other liabilities on the consolidated balance sheets. During the first quarter of 2024, we also entered into a modco reinsurance agreement with Catalina to cede a quota share of certain of our retail deferred annuity products. As of December 31, 2025 and 2024, we had a reinsurance recoverable balance of $6,336 million and $4,309 million, respectively, related to this agreement.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including investments through AAA and AAA Lux, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of December 31, 2025 and 2024, we held securities issued by MidCap Financial and its affiliates of $1,704 million and $1,938 million, respectively, which are included in related party AFS or trading securities on the consolidated balance sheets.

Skylign Aviation Holdings, L.P. (together with its subsidiaries, Skylign) – We have investments in Skylign, a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA and AAA Lux. We had direct investments in Skylign notes of $566 million and $1,616 million as of December 31, 2025 and 2024, respectively, which are included in related party AFS securities on the consolidated balance sheets.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our audit committee where applicable. As of December 31, 2025 and 2024, we had $1,706 million and $1,994 million, respectively, of investments under the Strategic Partnership and these investments are typically included as investments of consolidated VIEs or related party investment funds on the consolidated balance sheets.

Venerable – VA Capital Company LLC (VA Capital) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable Holdings, Inc. (together with its subsidiaries, Venerable). We have coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to our minority equity investment in VA Capital, which is included in related party investment funds on the consolidated balance sheets. We also have AFS securities and term loans receivable, which are included in other investments on the consolidated balance sheets, issued by Venerable. Our investments in VA Capital and Venerable are summarized below.

	December 31,
(In millions)	2025	2024
AFS securities	$105	$—
Investment fund	226	178
Other investments	344	331
Total investments in VA Capital and Venerable	$675	$509

Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represented a portion of their business that was subject to those coinsurance and modco agreements. We recognized a gain of $555 million, which is included in other revenues on the consolidated statements of income, in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the recapture, we were required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

Additionally, we consolidate AP Violet ATH Holdings, L.P. (AP Violet). AP Violet’s investment fund primarily represents an interest in VA Capital and was $142 million and $106 million as of December 31, 2025 and 2024, respectively.

Wheels Inc. (Wheels) – We invest in Wheels indirectly through our investments in AAA and AAA Lux. We also directly hold securities issued by Wheels of $949 million and $984 million as of December 31, 2025 and 2024, respectively, which are included in related party AFS securities on the consolidated balance sheets. We also had commitments to make additional investments in Wheels of $60 million as of December 31, 2025.

ACRA and Apollo/Athene Dedicated Investment Programs I and II (collectively, ADIP) – ACRA 1 is partially owned by Apollo/Athene Dedicated Investment Program (ADIP I), a series of funds managed by Apollo. ALRe holds 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63% of the economic interests. ACRA 2 is partially owned by Apollo/Athene Dedicated Investment Program II (ADIP II), a fund managed by Apollo. ADIP II owns 63% of the economic interests in ACRA 2, with ALRe directly owning the remaining 37% of the economic interests. ALRe holds all of ACRA 2’s voting interests.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
We received capital contributions and paid distributions relating to ACRA of the following:

	Years ended December 31,
(In millions)	2025	2024	2023
Contributions from ADIP	$466	$954	$996
Distributions to ADIP	(444)	(920)	(539)

Additionally, as of December 31, 2025 and 2024, we had $365 million and $289 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

During the fourth quarter of 2024, we purchased investments in ADIP I and ADIP II, of which $65 million was acquired from Apollo. As of December 31, 2025 and 2024, we held investments in ADIP of $231 million and $238 million, respectively, which are accounted for as equity method investments and included in related party investment funds on the consolidated balance sheets. As of December 31, 2025, we also had commitments to make additional investments in ADIP of $343 million.

Apollo Commercial Real Estate Finance, Inc (ARI) – On January 27, 2026, we entered into a definitive agreement to acquire an approximately $9 billion portfolio of commercial mortgage loans from ARI. The purchase price will be based on 99.7% of the total commitment amounts of the loans, subject to adjustments as provided in the definitive agreement. Completion of the transaction, which is expected to occur in the second quarter of 2026, is subject to approval by the holders of a majority of ARI’s outstanding shares of common stock and the satisfaction of customary closing conditions.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2028, or earlier at AHL’s request. The note receivable had an outstanding balance of $227 million and $142 million as of December 31, 2025 and 2024, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note payable as of December 31, 2025 and 2024.

16. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $35.2 billion as of December 31, 2025. These commitments primarily include capital contributions to investment funds and mortgage loan commitments. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2025 and 2024, we had $23.3 billion and $15.6 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of December 31, 2025 and 2024, we had $34.6 billion and $24.1 billion, respectively, of FABN funding agreements outstanding. We had $10.4 billion of board-authorized FABN capacity remaining as of December 31, 2025.

We also issue secured and other funding agreements. Secured funding agreements issued under our funding agreement backed repurchase agreement (FABR) program involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of December 31, 2025 and 2024, we had $27.1 billion and $14.8 billion, respectively, of secured and other funding agreements outstanding, of which $21.0 billion and $12.0 billion were issued under the FABR program, respectively, and $6.1 billion and $2.8 billion were direct funding agreements, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Pledged Assets and Funds in Trust (Restricted Assets)—The restricted investments and cash balances included on the consolidated balance sheets are as follows:

	December 31,
(In millions)	2025	2024
AFS securities	$59,336	$46,337
Trading securities	3,350	1,665
Equity securities	156	286
Mortgage loans	44,204	27,883
Investment funds	293	777
Derivative assets	160	91
Short-term investments	—	2
Other investments	1,880	1,507
Restricted cash	1,349	953
Total restricted assets	$110,728	$79,501

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,138 million as of December 31, 2025. These letters of credit were issued for our reinsurance program and have expirations through June 19, 2028.

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

On December 30, 2022, the North Carolina Wake County Superior Court entered an Order of Liquidation (Liquidation Order) against Bankers Life Insurance Company (BLIC) and Colorado Bankers Life Insurance Company (CBLIC), which was affirmed by the North Carolina Court of Appeals on March 5, 2024. On April 9, 2024, GBIG Holdings, LLC (GBIG), the sole shareholder of BLIC and CBLIC, filed a Petition for Discretionary Review requesting the North Carolina Supreme Court review the decision by the North Carolina Court of Appeals to affirm the Liquidation Order. On July 11, 2024, GBIG filed a Motion to Withdraw its Petition for Discretionary Review. The North Carolina Supreme Court granted the Motion to Withdraw on August 23, 2024, which made the Liquidation Order effective on November 30, 2024. We were not a party to this litigation. Guaranty associations began levying assessments in connection with these liquidations in 2024. During the year ended December 31, 2024, we recorded guaranty association expenses related to the BLIC and CBLIC insolvencies of $152 million, which were net of $11 million that we expected to recover through future premium tax credits. As of December 31, 2024, our consolidated balance sheets included a liability of $18 million. As of December 31, 2025, the potential assessments from the guaranty associations were no longer considered material to us, and calculations are no longer being updated. Accordingly, we did not record any material amounts related to the BLIC or CBLIC insolvencies during the year ended December 31, 2025.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

Additionally, total consolidated assets is the only measure of segment assets that the CODM uses to determine allocation of resources.

The reconciliation of total consolidated revenue to total consolidated net income is as follows:

	Years ended December 31,
(In millions)	2025	2024	2023
Revenues	$25,677	$20,689	$28,194
Less:
Cost of funds	10,083	7,702	5,650
Other operating expenses	452	467	487
Interest and other financing costs	560	465	436
Other liability costs equal to the amount of premium	2,628	1,318	12,749
Other segment items[1]	6,847	5,103	4,281
Income before income taxes	5,107	5,634	4,591
Income tax expense (benefit)	886	730	(1,161)
Net income	$4,221	$4,904	$5,752

[1] Other segment items reflect the difference between revenues and significant segment expenses and include the impact of fair value accounting for market risk benefits, embedded derivative remeasurement, the amortization of purchased options on indexed annuities and noncontrolling interests.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Investment Officer, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Executive Chairman and Chief Investment Officer, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Executive Chairman and Chief Investment Officer, Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above as of December 31, 2025.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Below is a list of the names and ages of our directors and executive officers as of February 25, 2026, and a description of the business experience of each of them.

Name	Age	Position
James R. Belardi	68	Chairman of the Board, Executive Chairman and Chief Investment Officer
Grant Kvalheim	69	Chief Executive Officer and Director
Louis-Jacques Tanguy	54	Executive Vice President and Chief Financial Officer
Sean Brennan	46	Executive Vice President and Chief Commercial Officer; Co-President of Athene USA
Michael S. Downing	55	Executive Vice President and Chief Operating Officer; Co-President of Athene USA
Douglas Niemann	56	Executive Vice President and Chief Risk Officer
Marc Beilinson	67	Director*
Mitra Hormozi	56	Director*
Bogdan Ignaschenko	36	Director
Brian Leach	66	Director*
Joseph Manchin III	78	Director
Dr. Manfred Puffer	62	Director
Lawrence J. Ruisi	77	Director*
Vishal Sheth	43	Director
Lynn Swann	73	Director*
Hope Schefler Taitz	61	Director*

* Independent director for purposes of the NYSE corporate governance listing requirements.

Executive Officers
James R. Belardi is our co-founder, Chairman of the Board, Executive Chairman and Chief Investment Officer. Mr. Belardi has served as our Chairman and Chief Investment Officer since May 2009. He served as our Chief Executive Officer from May 2009 until July 2025, when he was named Executive Chairman of the Company. In addition, Mr. Belardi is a member of the board of directors, a member of the executive committee, and an executive officer of AGM and is the founder, Chairman and Chief Executive Officer of ISG, our investment manager. He is a member of our executive committee and ISG’s executive committee. Mr. Belardi is responsible for the day-to-day management of our investment portfolio. Prior to founding our Company and ISG, Mr. Belardi was President of SunAmerica Life Insurance Company and was also Executive Vice President and Chief Investment Officer of AIG Retirement Services, Inc., where he had responsibility for an invested-asset portfolio of $250 billion. Mr. Belardi has a Bachelor of Arts degree in economics from Stanford University and a Master of Business Administration from the University of California, Los Angeles. He currently serves on the board of directors of ISG, Paulist Productions, where he chairs the investment committee, and Southern California Aquatics. Mr. Belardi swam in the 1976 and 1980 Olympic Swimming Trials and is a nine-time Masters Swimming World Record Holder. Mr. Belardi was selected to serve on our board of directors as a result of his demonstrated track record in and deep knowledge of the financial services business, including having founded both our Company and ISG, and his extensive experience in the insurance industry.
Grant Kvalheim has served as our Chief Executive Officer since July 2025. In this role, Mr. Kvalheim is responsible for our overall strategic direction, including expanding market share, driving innovation, entering new markets and leading the Company through its next phase of growth. In addition, Mr. Kvalheim is a member of our board of directors and a member of our executive committee. Prior to assuming his current roles, he served as our President from January 2011 until September 2015 and then again from April 2022 to July 2025, as our Chief Financial Officer from January 2011 until April 2013, and a director from January 2012 until February 2014. He has served as Chief Executive Officer of Athene USA Corporation since June 2015. In addition, Mr. Kvalheim is an executive officer of AGM, Partner at Apollo and serves as an observer on the executive committee of AGM. Mr. Kvalheim is responsible for leading our operating companies with a focus on growth initiatives. Prior to joining our Company, Mr. Kvalheim was a senior executive of Barclays Capital (Barclays) from early 2001 to the end of 2007, becoming Co-President in September 2005. During his time at Barclays, he converted a European investment grade credit business into a leading global credit franchise business across both securitized and non-securitized credit products, and significantly expanded Barclays’ investment banking platform. Prior to joining Barclays, Mr. Kvalheim held senior executive positions in the investment banks of Deutsche Bank and Merrill Lynch. Mr. Kvalheim has a Bachelor of Arts degree in economics from Claremont McKenna College and a Master of Business Administration in finance from the University of Chicago. He currently serves on the board of directors of the Great Outdoors Foundation, Solhealth Corp, and Mottahedeh & Co., Inc. He served on the board of directors of the Permal Silk Road Fund from June 2008 to November 2012, LL Global (LIMRA/LOMA) from 2019 to 2021, the Greater Des Moines Partnership in 2021, and the United Way of Central Iowa from 2017 to 2023.

Louis-Jacques Tanguy has served as our Executive Vice President and Chief Financial Officer since March 2025. He is responsible for overseeing our financial management, including our enterprise finance, reporting, tax, actuarial, and internal audit functions. He is also responsible for developing and executing strategic operating decisions across the Company. Mr. Tanguy served as Chief Accounting Officer and Controller of AGM and as Chief Accounting Officer and Controller of AAM from January 2022 until his appointment at the Company. Mr. Tanguy remains a Partner at Apollo. Before joining Apollo, Mr. Tanguy held the position of Managing Director at Deutsche Bank for thirteen years. Most recently, he was Managing Director, Head of Group Finance America and Global Head of Business Finance for Origination and Advisory at Deutsche Bank, where he provided a broad range of services in London and New York related to business finance, valuation control and complex trade reviews, treasury finance, financial performance and planning, accounting and regulatory policy and disclosure. From 2006 to 2008, Mr. Tanguy was Head of Asia Pacific Product Valuation Group at Merrill Lynch Japan Securities in Tokyo. From 2002 to 2006, Mr. Tanguy was Head of Product Control and Head of Risk and P&L for Fixed Income & Derivatives at Société Générale in Tokyo and Paris. He was previously an Associate Professor of Finance at the University of Aix-Marseille and Marseille Business School. Mr. Tanguy graduated from the University of Aix-Marseille with a Bachelor of Arts degree in economics, a Master of Science degree in applied finance and a Doctor of Philosophy in business management.

Sean Brennan has served as our Executive Vice President and Chief Commercial Officer since July 2025. He has also served as Co-President of Athene USA since July 2025. He is responsible for new business origination in our retail and funding agreement channels, and scaling opportunities for our new markets team. Prior to assuming his current role, Mr. Brennan served as our Executive Vice President of Pension Group Annuities, Flow Reinsurance and New Markets from October 2024 to July 2025, and was responsible for providing retirement solutions to institutions, overseeing the strategy of our pension group annuity and flow reinsurance businesses, and driving innovations in new products and new markets. He also served as Executive Vice President of Pension Group Annuities and Flow Reinsurance from January 1, 2020 to October 2024, and as head of Pension Risk Transfer from October 2017 to January 2020. Before joining the Company, Mr. Brennan served as Global Pensions Director for Marsh & McLennan Companies, responsible for developing and implementing its global pension strategy. Prior to his time at Marsh & McLennan Companies, Mr. Brennan spent 14 years at Mercer, most recently as a Partner in the Financial Strategy Group. Mr. Brennan holds a Bachelor of Arts degree in mathematics and political science from Emory University. He is a Chartered Financial Analyst (CFA) Charterholder and an Associate of the Society of Actuaries.

Michael S. Downing has served as our Executive Vice President and Chief Operating Officer since January 2022. He has also served as Co-President of Athene USA since July 2025. He is responsible for day-to-day operations including maintaining the Company’s cost structure advantage, unlocking demand for annuities by improving the customer experience, and leading industry adoption of the Insured Retirement Institute's Digital First initiative. Prior to assuming his current role, Mr. Downing served as our Executive Vice President and Chief Actuary from 2015 to 2022, and was responsible for global actuarial valuation, modeling, pricing, product development, and product go-to-market. Prior to joining the Company, Mr. Downing spent seven years at The Allstate Corporation, with increasing responsibility over time. His final role included responsibility for product, actuarial, asset liability management, marketing, and finance. Prior to Allstate, Mr. Downing was a Senior Partner at Aon Hewitt, leading the International Consulting practice following assignments in the UK and Switzerland. Mr. Downing holds a Bachelor of Arts degree in mathematics from Gustavus Adolphus College in St. Peter, Minnesota. He is a Fellow of the Society of Actuaries (FSA). Mr. Downing serves on the board of directors of the Greater Des Moines Partnership.
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
Directors
We believe our board of directors should be composed of a diverse group of individuals with sophistication and experience in many substantive areas that impact our business. We believe experience, qualifications and skills in the following areas are most important: insurance industry; accounting, finance and capital structure; strategic planning and leadership of complex organizations; legal/regulatory and government affairs; personnel management; and board practices of other major corporations. We believe that all of our current board members possess the professional and personal qualifications necessary for service on our board, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below, or above in the cases of our Executive Chairman and Chief Investment Officer and Chief Executive Officer.

Marc Beilinson has served as a director of our Company since 2013, and is the lead independent director and a member of our legal and regulatory committee. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Most recently, Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson currently serves on the boards of directors of AGM and Playtika as well as several privately held companies. Mr. Beilinson has previously served on the boards of directors and audit committees of several public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, Gastar Inc., and Exela Technologies. Mr. Beilinson has a Bachelor of Arts in political science from the University of California, Los Angeles and a Juris Doctor from the University of California, Davis School of Law. Mr. Beilinson was selected to serve on our board of directors as a result of having over thirty years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002.
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
Bogdan Ignaschenko has served as a director of our Company since 2024 and is a member of our executive committee. He has also served as a director of our subsidiary, Athene Life Re Ltd., since 2023. Mr. Ignaschenko is Partner at Apollo. Prior to joining Apollo in 2011, Mr. Ignaschenko was with Credit Suisse in the Investment Banking Division from 2009 to 2011. Mr. Ignaschenko has also served on the board of directors of Grupo Aeroméxico, S.A.B. de C.V. since 2022. Mr. Ignaschenko previously served as a member of the board of directors of Seguradoras Unidas S.A. (n/k/a Generali Seguros, S.A.) between 2017 and 2020 and Freedom TopCo LLC (parent of Donlen LLC) between 2021 and 2024. Mr. Ignaschenko graduated from the University of Pennsylvania’s Wharton School of Business with a Bachelor of Science degree in economics. Mr. Ignaschenko was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
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

Joseph Manchin III has served as a director of our Company since February 2025 and is a member of our risk and legal and regulatory committees. Senator Manchin has served as an advisor to Apollo since February 2025. Senator Manchin also serves on the board of directors for Ramaco Resources, Inc. and Karbon Capital Partners Corporation. From 2010 to 2025, Senator Manchin served as a US Senator for West Virginia. During his time in the Senate, Senator Manchin was a member of the Senate Energy and Natural Resources Committee, where he served as Chair, as well as the Appropriations, Armed Services, and Veterans’ Affairs Committees. Before his tenure in the Senate, Senator Manchin served as the 34th Governor of West Virginia from 2005 to 2010 and as West Virginia Secretary of State from 2001 to 2005. Senator Manchin is known for his bipartisan approach, focusing on energy policy, economic development, and national security. He has been a vocal advocate for an “all-of-the-above” energy strategy that aims to utilize a diverse mix of energy sources to ensure energy security, economic growth, and environmental sustainability, emphasizing the importance of innovation in coal, natural gas, and renewable energy. In addition to his work in public policy, Senator Manchin is dedicated to supporting his home state of West Virginia through various philanthropic initiatives, including education and workforce development programs. He is actively involved in promoting civic engagement and fostering collaboration between the public and private sectors. Senator Manchin graduated from West Virginia University with a Bachelor of Arts degree in business administration. Senator Manchin was selected to serve on our board of directors as a result of his extensive experience in governance, his deep understanding of energy policy, and his commitment to economic development and public service.
Dr. Manfred Puffer has served as a director of our Company since 2012, and is the chair of our risk committee. Dr. Puffer has served as a Senior Advisor to Apollo since 2008. From 2006 to 2008, Dr. Puffer was a senior managing director in the Financial Institutions Group of Bear Stearns International, Head of Germany, Austria and Eastern Europe and a Member of the European Executive Committee. From 2002 to 2005, Dr. Puffer was a member of the managing board of WestLB AG and Head of the Investment Bank, Fixed Income, Equities and Structured Finance. Currently, Dr. Puffer is a member of the board of director of Autodoc SE. Dr. Puffer holds a Ph.D. and a Master of Business Administration from the University of Vienna. Dr. Puffer was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
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

Vishal Sheth has served as a director of our Company since 2023 and certain of our subsidiaries since 2019, and is a member of our executive committee. Mr. Sheth is Partner and Co-Head of Global Financial Institutions Group (FIG) at Apollo, with focus on financial services and insurance-related opportunities. Mr. Sheth is also a member of Apollo’s Leadership Team. Prior to joining Apollo in 2018, Mr. Sheth was Managing Director in the Financial Institutions Group at Barclays, and, prior to his time at Barclays, a corporate lawyer in the Financial Institutions Group at Skadden Arps Slate Meagher & Flom LLP. Mr. Sheth graduated magna cum laude from the Honors Program at the Stern School of Business at New York University with a Bachelor of Science degree in finance and economics. Mr. Sheth received his Juris Doctor from New York University School of Law, where he served as a Staff Editor on the Review of Law and Social Change. Mr. Sheth was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
Lynn Swann has served as a director of our company since 2020 and is a member of our risk and legal and regulatory committees. Mr. Swann is president of Swann, Inc., a marketing and consulting firm he founded in 1976. From 2016 to 2019, Mr. Swann served as the Athletic Director of the University of Southern California (USC), where he was responsible for overall administration of 21 women’s and men’s Division I athletic programs at the university. Prior to his role at USC, he worked on-air as a host, reporter and analyst for the American Broadcast Company (ABC-TV) for nearly 30 years and served for two years as chairman of the national board of Big Brothers Big Sisters of America, overseeing management of more than 400 agencies across the US and establishing Big Brothers Big Sisters as a premier mentoring group. Mr. Swann was the Republican party nominee for Pennsylvania governor in 2006 and was appointed by President George W. Bush as the Chairman of the President’s Council on Fitness, Sports and Nutrition, where he served from 2002 to 2005. Mr. Swann currently serves on the board of directors of AGM and American Homes 4 Rent, and has previously served on the boards of a number of publicly traded, privately-held and non-profit entities, such as Fluor Corporation, Caesar’s Entertainment Corp., Hershey Entertainment and Resorts, H.J. Heinz Company and the Professional Golfers’ Association of America and Xylem Inc. Mr. Swann received a Bachelor of Arts in public relations from the University of Southern California. He is a Hall of Fame athlete and former wide receiver for the Pittsburgh Steelers football team. He has also held Series 7 and 63 registrations for securities industry professionals. Mr. Swann was selected to serve on our board of directors as a result of his expertise in business, marketing and community involvement in addition to his public company board experience.

Hope Schefler Taitz has served as a director of our Company since 2011, and is a member of our audit, risk, and legal and regulatory committees. Ms. Taitz has also served on the board of directors of our subsidiary, ALRe, since 2011 and is a director of several of our US insurance subsidiaries. Ms. Taitz has served as the CEO of ELY Capital since 2004. Now acting as an investor and advisor with expertise in media, technology and the consumer, she helps innovative enterprises grow through financial leadership and connections to established corporations. Ms. Taitz, a strong advocate of women on boards, also currently serves on the board of College Parent, L.P. (Yahoo), MidCap Finco Holdings Limited, Summit Hotel Properties, Inc. and Monarch Casino & Resort, Inc. She has previously served on the boards of Apollo Residential Mortgage, Inc., Greenlight Capital Re, Ltd., Diamond International Resorts, Inc., as well as Lumenis Ltd. From 1995 to 2003, Ms. Taitz was Managing Partner of Catalyst Partners, L.P., a money management firm. From 1990 to 1992, Ms. Taitz was a Vice President at The Argosy Group (now part of the Canadian Imperial Bank of Commerce (NYSE: CM)), specializing in financial restructuring before becoming a Managing Director at Crystal Asset Management, from 1992 to 1995. From 1986 to 1990, Ms. Taitz was at Drexel Burnham Lambert, first as a mergers and acquisitions analyst and then as an associate in the leveraged buyout group. On the not for profit side, Ms. Taitz focuses on education and is an advocate for STEM. She is a founding executive member of YRF Darca, an emeritus board member of Pencils of Promise, and a member of the undergraduate executive board of The Wharton School of the University of Pennsylvania. Ms. Taitz is a former board member of Girls Who Code. Ms. Taitz graduated with honors from the University of Pennsylvania with a Bachelor of Arts degree in economics. Ms. Taitz was selected to serve on our board of directors as a result of her extensive experience in the financial services sector as well as her experience serving on the governance committees of other public companies.
Marc Rowan previously served as a director of the Company until his resignation on August 1, 2025.
CORPORATE GOVERNANCE
Corporate Governance
Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of 12 members. Six of our directors are employees of or consultants to, or are otherwise affiliated with, Apollo or its affiliates including Mr. Belardi, our Executive Chairman and Chief Investment Officer, who is also a member of the board of directors and an executive officer of AGM and a member of AGM’s executive committee and the Chairman and Chief Executive Officer of ISG, and Mr. Kvalheim, our Chief Executive Officer, who is a Partner and an executive officer of AGM.
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

Committees of the Board of Directors
Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors has four committees: audit, legal and regulatory, executive and risk. The table below shows the membership for each of the current standing committees of the board of directors.

Audit Committee	Legal and Regulatory Committee
Lawrence J. Ruisi (Chair)*	Mitra Hormozi (Chair)*
Brian Leach*	Marc Beilinson*
Hope Schefler Taitz*	Senator Joseph Manchin III
Lynn Swann*
Hope Schefler Taitz*
Executive Committee	Risk Committee
James R. Belardi	Manfred Puffer (Chair)
Bogdan Ignaschenko	Brian Leach*
Grant Kvalheim	Senator Joseph Manchin III
Vishal Sheth	Lawrence J. Ruisi*
Lynn Swann*
Hope Schefler Taitz*

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
•related party transactions;
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

Pre-Approval Policies and Procedures of the Audit Committee
The audit committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by our independent auditor. The audit committee will, on an annual or more frequent basis, review and pre-approve the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by our independent auditor. To the extent practicable, the audit committee will also review and approve a budget for such services. Services proposed to be provided by the independent auditor that have not been pre-approved and the fees for such proposed services must be approved by the audit committee. All requests or applications for the independent auditor to provide services to us over certain thresholds shall be submitted to the audit committee or the chairperson thereof. The audit committee considered whether the provision of non-audit services performed by our independent auditor was compatible with maintaining the independent auditor’s independence during 2025. The audit committee concluded in 2025 that the provision of these services was compatible with the maintenance of the independent auditor’s independence in the performance of its auditing functions during 2025. All services were approved by the audit committee or were pre-approved under the audit committee’s pre-approval policy.
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
The audit committee has reviewed and discussed the audited consolidated financial statements of the Company for the year ended December 31, 2025 with management and the independent auditors. The independent auditors have discussed with the audit committee the matters required to be discussed by the independent auditors under the rules adopted by the Public Company Accounting Oversight Board and the SEC. The independent auditors have also provided to the audit committee the written disclosures and the letter required by the applicable rules of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and the audit committee has discussed with the independent auditors their independence from the Company. The independent auditors and the Company’s internal auditors had full access to the audit committee, including meetings without management present as needed.
Based on the audit committee’s review and discussions referred to above, the audit committee recommended to the board of directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The committee’s oversight responsibilities complement those of the audit committee with respect to our compliance with legal and regulatory requirements. Our legal and regulatory committee is comprised of Messrs. Beilinson, Swann, and Mses. Hormozi and Taitz, and Senator Manchin. Ms. Hormozi is the chair of the legal and regulatory committee.

Executive Committee
The executive committee is responsible for facilitating the approval of certain actions that do not require consideration by the full board of directors or that are specifically delegated by the board of directors to the executive committee. The executive committee possesses and may exercise all powers of the board of directors in the management and direction of our business consistent with our certificate of incorporation, our bylaws, applicable law (including any applicable rule of any stock exchange or quotation system on which our preferred stock are listed) and our executive committee charter, except that the executive committee shall not perform such functions that are expressly delegated to other committees of the board of directors. The executive committee does not have the power to:

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
Our executive committee is comprised of Messrs. Belardi, Ignaschenko, Kvalheim, and Sheth.

The board of directors has delegated to the executive committee the authority to provide the report of the compensation committee regarding the compensation discussion and analysis that is required by paragraph (e)(5) of Item 407 of Regulation S-K.
REPORT OF THE EXECUTIVE COMMITTEE OF THE BOARD OF DIRECTORS
The executive committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the executive committee recommended to the board of directors that the section entitled “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
EXECUTIVE COMMITTEE
James R. Belardi
Bogdan Ignaschenko
Grant Kvalheim
Vishal Sheth
Risk Committee
The risk committee’s duties are to oversee the development and implementation of systems and processes designed to identify, manage and mitigate reasonably foreseeable material risks to the Company; assist our board of directors and our board committees in fulfilling their oversight responsibilities for the risk management function of the Company; approve the stress test assumption and limits utilized in our stress test scenario analyses and engage in such activities as it deems necessary or appropriate in connection with the foregoing; review with management the adequacy and effectiveness of the Company’s policies and internal controls regarding information security and cybersecurity. In assessing risk, the risk committee assesses the risk of the Company and its subsidiaries as a whole. The risk committee’s role is one of oversight. Management of the Company is responsible for developing and implementing the systems and processes designed to identify, manage and mitigate risk. Members of the risk committee are selected for their experience in managing risks in financial and/or insurance enterprises. Our risk committee meets quarterly and is comprised of Messrs. Leach, Swann, and Ruisi, Ms. Taitz, and Senator Manchin, and Dr. Puffer. Dr. Puffer is the chair of the risk committee.

Conflicts Committee
On August 5, 2025, the board of directors approved a restructuring of its governance framework to eliminate the conflicts committee and to delegate the responsibilities previously assigned to that committee to the audit committee.
Management Committees
An integral component of our corporate governance structure is our management committees. Management committees report to our senior officers, including our Executive Chairman and Chief Investment Officer, Chief Executive Officer, Chief Financial Officer, and Chief Risk Officer and to committees of our board of directors. Management committees are comprised of members of senior management and are designed to oversee business initiatives and to manage business risk and processes, with each committee focused on a discrete area of our business. The following is a description of certain of our management committees:

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

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Mr. Belardi, who serves on the board of directors and is an executive officer of AGM, serves on our board of directors. Except for the foregoing, none of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our compensation committee or as a director on our board of directors.

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

Corporate Governance Guidelines and Code of Business Conduct and Ethics
We have adopted corporate governance guidelines and a code of business conduct and ethics that applies to all of our directors, officers and employees. These documents are available at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting information about an amendment to, or a waiver from, a provision of our code of business conduct and ethics that apply to our Executive Chairman and Chief Investment Officer, Chief Executive Officer, Chief Financial Officer or Senior Vice President and Corporate Controller on our website at the address given above.

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

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis (CD&A)

Named Executive Officers (NEOs)
Our NEOs, comprised of our principal executive and financial officers, our three highest paid executive officers serving as executive officers as of December 31, 2025 other than our principal executive and financial officers, and our former principal executive and financial officers, are as follows:

Executive	Title
James R. Belardi [1]	Executive Chairman and Chief Investment Officer, Former Chief Executive Officer
Grant Kvalheim [1]	Chief Executive Officer
Louis-Jacques Tanguy [2]	Executive Vice President and Chief Financial Officer
Sean Brennan	Executive Vice President and Chief Commercial Officer; Co-President of Athene USA
Michael S. Downing	Executive Vice President and Chief Operating Officer; Co-President of Athene USA
Douglas Niemann	Executive Vice President and Chief Risk Officer
Martin P. Klein [2]	Former Executive Vice President and Chief Financial Officer

[1] Effective July 1, 2025, Mr. Belardi was appointed as Executive Chairman and Mr. Kvalheim was appointed as Chief Executive Officer.
[2] Effective March 1, 2025, Mr. Tanguy was appointed as Executive Vice President and Chief Financial Officer and Mr. Klein assumed the role of Senior Advisor. Mr. Klein separated from the Company effective January 2, 2026.

Compensation Framework
Goals, Principles and Process
Our 2025 executive compensation program was designed to:
•attract, retain and motivate high-performing talent;
•reward outstanding performance;
•align executive compensation elements with company performance; and
•align the interests of our executives with those of our stakeholders.

We are a “controlled company” for purposes of the NYSE listing standards and, as a result, we are not required to have a compensation committee comprised solely of independent directors or to have the compensation of our executive officers determined by such a committee. Accordingly, compensation decisions with respect to Messrs. Belardi and Kvalheim, who are executive officers of AGM, are made by the compensation committee of AGM’s board of directors (AGM Compensation Committee), which is composed solely of independent directors of AGM, and compensation decisions with respect to our other NEOs are made by the executive committee of our board of directors.

For 2025, the executive committee, upon recommendations by the Chief Executive Officer and after consulting with AGM, determined the compensation of all of our executive officers other than Mr. Belardi (and, with respect to his compensation following his appointment as Chief Executive Officer, Mr. Kvalheim). The executive committee made compensation decisions after considering performance of the Company and each individual as well as the Company’s historical compensation practices. In addition, consistent with prior practice, in determining the compensation of our NEOs, other than Mr. Belardi (and, with respect to his compensation following his appointment as Chief Executive Officer, Mr. Kvalheim), the Chief Executive Officer’s recommendations to the executive committee also considered industry-specific survey data provided by Willis Towers Watson. None of our NEOs participated in the determination of their own compensation.

2025 Compensation Elements

Base Salary

Except as may otherwise be specified in an NEO’s employment agreement, base salaries for our NEOs are determined annually, based on a number of factors, including the size, scope and impact of their role, the market value associated with their role, leadership skills, length of service, and individual performance and contributions.

Annual Incentive Awards

As further discussed below in –2025 Compensation Decisions, in 2025, we granted annual incentive awards to our NEOs other than Mr. Tanguy (paid in the form of AGM RSUs granted in February 2026 with respect to Messrs. Belardi and Kvalheim and in cash with respect to the other participating NEOs), with payouts based on the achievement of financial, operational and personal objectives established by the executive committee of our board of directors based on our internal business plan for the year. As discussed below, Mr. Tanguy participated in the AGM annual incentive program. The executive committee determined the amount of the annual incentive award payouts for the participating NEOs, other than Messrs. Belardi and Kvalheim, and the AGM Compensation Committee determined the annual incentive award payouts for Messrs. Belardi and Kvalheim, in each case, based on performance against the pre-established objectives. The annual incentive award payout for each participating NEO, other than Messrs. Belardi and Kvalheim, was also subject to adjustment by our executive committee or Mr. Kvalheim based on a review of the NEO’s individual performance in 2025. In addition, the portion of the annual incentive award payout could have been overridden to 0% for the NEOs at the discretion of our executive committee in the event of a material breach of a risk threshold, but only to the extent such breach was not approved in advance or waived by our executive committee.

As an employee of AGM, Mr. Tanguy participated in AGM’s incentive pool, with payouts based on realized performance fees, which are performance fees earned by the general partners of the funds AGM manages under the applicable fund limited partnership agreements, based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. During 2025, after considering various factors, including AGM profitability, management company cash requirements and anticipated future costs, AGM, in its discretion, determined the amount of the realized performance fees to place into the incentive pool. The incentive pool consists of an amount equal to at least 1% of the realized performance fees attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated performance fee entitlements. Each participant in the incentive pool is entitled to receive, as a mandatory component of participation in the incentive pool, his or her pro rata share of this 1% amount each year, provided the participant remains employed by AGM at the time of allocation and the pool is funded. In 2025, Mr. Tanguy received incentive pool performance fees of $1,100,000. In addition, in recognition of his 2025 performance, Mr. Tanguy was granted AGM RSUs as part of his bonus deferral in February 2026 with an award value of $750,000 and an additional grant of AGM RSUs with an award value of $1,000,000, each of which are scheduled to vest over a three-year period, subject to his continued employment through each applicable vesting date.

Long-Term Incentive Awards

As further discussed below in –2025 Compensation Decisions, in February 2025, AGM granted to each of the NEOs other than Mr. Kvalheim an annual AGM RSU award in respect of their 2025 service, one-third of which vested on December 31, 2025 and the remaining two-thirds of which is scheduled to vest in equal installments on December 31 of each of 2026 and 2027, subject to the NEO’s continued employment through each applicable vesting date. In addition, in recognition of his 2024 performance and contributions, Mr. Tanguy was granted an additional AGM RSU award in February 2025 and, in May 2025, he was granted additional AGM RSUs based on a review of the competitive market, in each case, with the award subject to the same vesting terms as the February 2025 grants to the other NEOs.

Performance Fee Programs

Performance fee entitlements with respect to investment funds managed by AGM and its subsidiaries confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Each of the NEOs other than Mr. Belardi has been entitled to participate in certain performance fee income received from a series of funds managed by affiliates of AGM. Under the program, performance fees that accrue may be notionally invested by participants in a fund AGM manages until paid. Rights to payments under this program vest after three years, subject to continued employment, with the first payment with respect to the rights granted in 2022 made in 2025 and the first payment with respect to the rights granted in 2024 scheduled to be made in 2027. As with other amounts distributed in respect of performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their performance fee rights as compensation.

Partner Benefits Stipend

AGM provides each NEO, other than Mr. Belardi, with an annual partner benefits stipend of $250,000 that may be used by the NEOs for benefits or other purposes and helps support the well-being of AGM partners. The benefits stipend assists AGM in recruiting talent and inspiring AGM professionals to become partners.

Partnership Interest Revenue Sharing

Mr. Belardi, who was a founder of ISG, continues to hold a partnership interest in ISG (the “ISG partnership interest”). Mr. Belardi’s ISG partnership interest provides quarterly distributions equal to 3.35% of base management fees and 4.5% of sub-advisory fees, as such terms are defined in the fee agreement by and between ISG and the Company, and the fee agreements by and between ISG and ACRA, each as in effect from time to time. In addition, pursuant to the terms of his employment agreement, Mr. Belardi is entitled to receive an additional annual amount equal to 3% of the profits of Apollo’s Insurance Solutions Group International, the international arm of ISG (ISGI), subject to Mr. Belardi’s continued employment with the Company through the date it pays its annual bonuses for the applicable year. Mr. Belardi’s ISG partnership interest and ISGI profits entitlement result in distributions which, unlike dividends on common stock, are reported in the All Other Compensation column of the 2025 Summary Compensation Table.

Pre-Retirement Death Benefit

In addition to certain life insurance benefits provided by the Company for its employees generally, the Company maintains an Executive Pre-Retirement Death Benefit Plan, pursuant to which $100,000 will be paid in a lump sum to the designated beneficiary of each NEO, other than Messrs. Belardi and Tanguy, in the event of such NEO’s death prior to his termination of employment.

Other Compensation Practices
Employment Agreements
We have entered into employment agreements with certain of our NEOs, as follows:

Belardi Agreement

Mr. Belardi is subject to an employment agreement, the current term of which is scheduled to expire on December 31, 2026, and which will automatically extend for subsequent one-year terms unless Mr. Belardi or AGM gives written notice of nonrenewal prior to the expiration of the then-current term. Mr. Belardi’s employment agreement provides for an annual base salary of $1,875,000 and target annual incentive bonus opportunity of $1,850,000. Any annual incentive bonus may be paid in the form of cash or publicly tradeable securities that vest in annual installments, and such amount was paid in the form of AGM RSUs for services performed in 2025.

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

Klein Agreement

In October 2024, Mr. Klein notified the Company of his decision to retire from the role of Chief Financial Officer of the Company effective upon the appointment of his successor, which occurred on March 1, 2025 (the “Klein Transition Date”), at which time he assumed the role of Senior Advisor to the Company. In connection with the announcement of his retirement, Mr. Klein and the Company entered into a letter agreement (the “Klein Letter Agreement”) memorializing the terms of his transition from the Company. Under the Klein Letter Agreement, for service through December 31, 2025, (i) Mr. Klein’s base salary and benefits arrangements continued at the same level as prior to the Klein Transition Date; (ii) he received his 2025 long-term incentive award granted in the first quarter of 2025, with a grant date fair value of $975,000 and granted in the same vehicles as granted to other similarly situated executive officers of the Company; and (iii) he was entitled to receive a partner stipend for 2025 in the amount of $250,000. While serving as a Senior Advisor, (i) Mr. Klein’s (A) outstanding equity awards and (B) outstanding rights related to performance fees continued to vest in accordance with, and subject to, their terms and the underlying plans; (ii) Mr. Klein remained eligible to receive severance benefits in accordance with the terms of the Company’s severance policy upon a qualifying separation, subject to any required notice period under his existing employment agreement; and (iii) he continued to participate in the Company’s benefit plans and programs, subject to the terms of such plans. Mr. Klein also remained eligible for an annual bonus with respect to the 2025 calendar year, with a target bonus equal to $961,000, subject to his continued service through December 31, 2025 and the achievement of the applicable performance goals, as described further below.

The Klein Letter Agreement also provided that, subject to his continued service with the Company through December 31, 2025 and his execution and non-revocation of the Company’s standard release of claims in favor of the Company and its affiliates, and his continued compliance with the terms of the awards and restrictive covenants in favor of the Company, Mr. Klein was eligible for continued vesting and settlement of his outstanding performance fee program awards for the 2024 and 2025 performance years and his outstanding equity awards, as if he had remained employed with the Company through the last scheduled vesting date for each applicable award.

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

2025 Compensation Decisions
Base Salary

Our NEOs’ base salaries in 2025 remain unchanged from 2024, except Mr. Brennan’s base salary increased from $500,000 to $650,000 based on a review of the competitive market and in order to reflect the increase in his responsibilities following his appointment as Co-President of Athene USA.

Annual Incentive Awards

The NEO annual incentive awards in 2025 were based on a combination of corporate financial and operational goals for the NEOs, other than Mr. Belardi and Mr. Tanguy. For Mr. Belardi, the AGM Compensation Committee established that 25% of his target annual incentive RSU award would be based on a combination of such goals, while the remaining portion was based 25% on absolute and relative investment portfolio total return goals and 50% on the AGM Compensation Committee’s review of overall Company performance, as discussed in further detail below. The annual incentive awards for the participating NEOs, other than Mr. Belardi and Mr. Kvalheim, were also subject to adjustment by our executive committee or Mr. Kvalheim based on a review of the NEOs’ individual performance in 2025.

For 2025, the executive committee, in consultation with Mr. Belardi and AGM, established target incentive award opportunities of approximately 175%, 175%, 150%, and 148% of base salary for Mr. Brennan, Mr. Downing, Mr. Niemann and Mr. Klein, respectively, and the AGM Compensation Committee established a target incentive award opportunity of $1,850,000 for Mr. Belardi. Mr. Brennan’s target annual incentive opportunity was increased from 120% of base salary in 2024 to 175% of base salary in 2025 based on a review of the competitive market and in order to reflect the increase in his responsibilities following his appointment as Co-President of Athene USA. In connection with Mr. Kvalheim’s appointment as Chief Executive Officer in June 2025, the AGM Compensation Committee approved a target annual incentive bonus opportunity of $2,000,000 for him for 2025, payable in AGM RSUs that will vest in equal annual installments on December 31 of each of 2026, 2027 and 2028. Each participating NEO, other than Mr. Belardi, was eligible for a total annual incentive award payout ranging from 0% to 200% of such NEO’s target award opportunity. Mr. Belardi was eligible for a total annual incentive award that was subject to the same corporate objectives that applied to the other participating NEOs as well as absolute and relative investment portfolio total return performance goals and a review of overall Company performance, as described below.

The Company corporate performance measurements and 2025 performance and achievement with respect to these measurements as of the December 2025 performance determination date, are set forth below. For 2025, annual incentive award payouts were determined based on the executive committee’s evaluation of Company performance with respect to nine performance metrics relating to the Company’s business performance, strategic priorities, and talent and culture, as reflected in the table below. The targets for the corporate financial and operational measures were determined in relation to the Company’s internal business plan for the year. In establishing the 2025 annual incentive award program and determining payouts, the executive committee did not assign specific weightings to the performance metrics, but instead evaluated performance holistically.

Objectives	Measurement	Target[5]	2025 Performance Assessment
Business Performance	Spread related earnings[1]	$3.55B	$3.49B
	Gross organic inflows[2]	$73.8B	$80.9B
	New business profitability[3]	—	Exceeded
	Excess capital[4]	—	Exceeded
Strategic Priorities	Progress in new product development	—	Partially Achieved
	Execution on financial planning and analysis and capital modernization	—	Partially Achieved
	Other key initiatives as determined by the executive committee	—	Exceeded
Talent and Culture	Succession planning objectives	—	Exceeded
	Culture	—	Exceeded

[1] Spread related earnings (SRE) is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as certain other expenses which are not part of our underlying profitability drivers, as described in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Non-GAAP Measure Reconciliations. For purposes of the annual incentive award program, SRE assumes an 11% return with respect to alternative investments.

[2] Gross organic inflows includes all organic inflows on a gross basis, including any inflows reinsured to ACRA or others.
[3] New business profitability refers to underwritten returns on the Company’s products, under an internal capital model and, with respect to underwritten returns of ADIP, an internal rate of return basis.

[4] Change in excess equity capital, with adjustments for capital transfers, debt issuances, and preferred stock issuances, between year-end 2024 and 2025.
[5] The targets were designed to be reasonably achievable with strong management performance and the coordinated cross-functional focus and effort of the NEOs.

Based on the Company’s 2025 performance against the corporate objectives described above, the executive committee approved an achievement level equal to 125% of the applicable target opportunity. Following a review of the individual performance of the NEOs, other than Mr. Belardi, the executive committee (or, with respect to Mr. Kvalheim, the AGM Compensation Committee) approved payouts equal to 125% of target for Mr. Kvalheim and 100% of target for each of Messrs. Brennan, Downing, Niemann and Klein. In addition, based on the Company’s strong performance in 2025, Messrs. Brennan, Downing and Niemann were granted additional AGM RSUs in February 2026, which are scheduled to vest over a three-year period, subject to the NEO’s continued employment through each applicable vesting date. The grant values for these additional AGM RSUs are as follows: $342,000 for Mr. Brennan; $342,000 for Mr. Downing; and $75,000 for Mr. Niemann.

Mr. Belardi

In December 2025, following a review of performance in 2025, the AGM Compensation Committee approved a payout of Mr. Belardi’s annual incentive award, resulting in the grant to Mr. Belardi of RSUs representing a target award level equal to 94% of target. The corporate objectives discussed above collectively comprised 25% of Mr. Belardi’s target annual incentive AGM RSU award, while the remaining portion was based 25% on absolute and relative investment portfolio total return performance goals and 50% on the AGM Compensation Committee’s review of overall Company performance. The first investment portfolio total return objective, weighted at 12.5%, compared the Company’s non-alternative investment performance to the Barclays US Aggregate Bond Index over a trailing 33-month period. The second investment portfolio total return performance objective, also weighted at 12.5%, compared the Company’s alternative investment performance relative to a 50-50 blended index of the S&P 500 and the BofA Merrill Lynch US High Yield Index over a 33-month period, subject to maintaining a minimum return on alternative investment performance since the inception of the Company.

The investment portfolio total return performance objectives are assessed based on a prescribed formula. For the investment portfolio total return performance objective based on the Company’s non-alternative investment performance, the AGM Compensation Committee compared the Company’s results of 5.84% for the 33-month period ending September 30, 2025 to 4.18% for the Barclays US Aggregate Bond Index, which pursuant to the formula resulted in a payout of 100% of the award for this objective. For the investment portfolio total return performance objective based on the Company’s alternative investment performance, the AGM Compensation Committee compared the Company’s results of 7.77% for the 33-month period ending September 30, 2025 to 15.80% for the 50-50 blended index described above, which pursuant to the formula resulted in no payout for this objective.

These annual incentive RSUs were granted in February 2026 and vest in two equal annual installments, consistent with past practice for Mr. Belardi.

Equity and Long-Term Incentive Awards

In 2025, AGM granted to each of the NEOs, other than Mr. Kvalheim, annual AGM RSU awards with the grant date fair values set forth in the table below, one-third of which vested on December 31, 2025 and the remaining two-thirds of which are scheduled to vest in equal installments on December 31 of each of 2026 and 2027, subject to the NEO’s continued employment through each applicable vesting date. In addition, in May 2025, Mr. Tanguy was granted an additional AGM RSU award based on a review of the competitive market. Mr. Kvalheim was not eligible for a long-term incentive award for 2025 following the 2023 redesign of his compensation, as previously disclosed. The value of the 2025 AGM RSUs for the participating NEOs, other than Mr. Belardi, was based on the Company’s internal compensation practices. The AGM Compensation Committee determined the value of the 2025 AGM RSU award for Mr. Belardi. The value of the 2025 annual AGM RSU award for Mr. Belardi was based on competitive market data, input from the AGM Compensation Committee’s compensation consultant, and AGM’s overall compensation philosophy.

Named Executive Officer	Grant Date Fair Value of AGM RSUs
Grant Kvalheim	$—
James R. Belardi	$2,377,333
Louis-Jacques Tanguy	$5,740,333
Sean Brennan	$570,579
Michael S. Downing	$950,965
Douglas Niemann	$713,184
Martin P. Klein	$927,091

2025 Summary Compensation Table
The following table provides information concerning compensation earned by our NEOs for 2025 and, to the extent required by applicable SEC compensation disclosure rules, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards[1]	Option Awards	Non-Equity Incentive Plan Compensation[2]	All Other Compensation[3]	Total
James R. Belardi Executive Chairman and Chief Investment Officer, and Former Chief Executive Officer	2025	$1,875,000	$—	$3,377,969	$—	$—	$65,909,181	$71,162,150
	2024	$1,875,000	$—	$7,327,830	$—	$—	$52,964,779	$62,167,609
	2023	$1,875,000	$—	$6,690,787	$—	$—	$42,216,981	$50,782,768
Grant Kvalheim Chief Executive Officer	2025	$100,000	$—	$—	$—	$—	$1,429,960	$1,529,960
	2024	$100,000	$—	$—	$—	$—	$427,115	$527,115
	2023	$1,000,000	$—	$33,423,922	$—	$3,750,000	$343,053	$38,516,975
Louis-Jacques Tanguy[4] Executive Vice President and Chief Financial Officer	2025	$650,000	$—	$6,738,726	$—		$2,138,662	$9,527,388

Sean Brennan[4] Executive Vice President and Chief Commercial Officer; Co-President of Athene USA	2025	$650,000	$—	$570,579	$—	$1,136,750	$699,574	$3,056,903

Michael S. Downing Executive Vice President and Chief Operating Officer; Co-President of Athene USA	2025	$650,000	$—	$950,965	$—	$1,136,750	$844,338	$3,582,053
	2024	$625,000	$—	$1,044,995	$—	$1,290,625	$270,700	$3,231,320
	2023	$625,000	$—	$951,049	$—	$1,450,000	$269,800	$3,295,849
Douglas Niemann Executive Vice President and Chief Risk Officer	2025	$550,000	$—	$713,184	$—	$825,000	$829,052	$2,917,236
	2024	$550,000	$—	$783,773	$—	$950,000	$270,700	$2,554,473
	2023	$500,000	$—	$713,270	$—	$1,000,000	$269,800	$2,483,070
Martin P. Klein Former Executive Vice President and Chief Financial Officer	2025	$650,000	$—	$927,091	$—	$962,000	$1,142,750	$3,681,841
	2024	$650,000	$—	$2,037,789	$—	$1,000,000	$305,500	$3,993,289
	2023	$650,000	$—	$1,854,610	$—	$1,800,000	$324,352	$4,628,962

[1] This column includes the grant date fair value of the time-based AGM RSUs granted to our NEOs, other than Mr. Kvalheim, in 2025, calculated in accordance with FASB ASC Topic 718. The grant date fair value is calculated by multiplying the number of AGM RSUs by the closing share price of a share of AGM common stock on the date of grant for accounting purposes. With respect to Mr. Belardi, this amount includes $1,000,636 representing the AGM RSUs granted to him in February 2025 in respect of his 2024 annual incentive award. The RSUs granted to Messrs. Belardi and Kvalheim in February
2026 in respect of their 2025 annual incentive awards will appear in the 2026 Summary Compensation Table. With respect to Mr. Tanguy, this amount includes the AGM RSUs granted to him in February 2025 as part of his bonus deferral ($713,184) and his 2024 performance and contributions ($285,209). The RSUs granted to Mr. Tanguy in February 2026 in respect of his 2025 annual incentive award will appear in the 2026 Summary Compensation Table.

[2] The amounts in this column represent annual cash incentive awards paid to the NEOs, other than Mr. Belardi, Mr. Kvalheim and Mr. Tanguy. Such amounts were determined by our executive committee after the end of applicable year and were based on the achievement of financial and operational objectives described in the CD&A. For Mr. Belardi and Mr. Kvalheim, their annual incentive awards were paid in the form of AGM RSUs in February 2026 and will be reflected in the Stock Awards column of the 2026 Summary Compensation Table.

[3] For 2025, these amounts include: (i) the Company’s 401(k) matching amount of $21,000 for each of our NEOs other than Mr. Kvalheim, whose 401(k) match amount was $6,000, and Mr. Tanguy who is not eligible for a 401(k) match; (ii) a partner benefits stipend of $250,000 for each NEO other than Mr. Belardi; (iii) travel reimbursements of $28,870 and $21,912 in related tax reimbursements for Mr. Kvalheim; (iv) $35,034 for reimbursement to Mr. Klein for his residence in Iowa; (v) $64,757,530 for Mr. Belardi representing distributions on his ISG partnership interest and $1,127,048 for Mr. Belardi representing amounts in respect of his ISGI profits entitlement; (vi) tax preparation service fees of $1,904 and $1,699 in related tax reimbursements for Mr. Belardi; (vii) U.K. taxes and tax preparation service fees of $4,433 and $3,365 in related tax reimbursements for Mr. Kvalheim; (viii) relocation expenses of $332,580 and $343,121 in related tax reimbursements for Mr. Tanguy; (ix) AGM incentive pool performance fees for Mr. Tanguy of $1,100,000; and (x) performance fee income received under the Performance Fee Program, as described in the CD&A, in the following amounts: Mr. Kvalheim, $1,115,380; Mr. Tanguy, $112,961; Mr. Brennan, $428,574 ($9,856 of which was paid in the form of stock); Mr. Downing, $573,338; Mr. Niemann, $558,052; and Mr. Klein, $836,716.

The Company maintains a corporate aircraft for efficiency and business planning purposes. Mr. Belardi used the corporate aircraft for two personal trips in 2025 and fully reimbursed the Company for this personal use. Accordingly, no amount is reflected for such use. Personal use of the Company corporate aircraft is subject to a formal policy that was approved by the AGM Compensation Committee that sets forth the criteria and procedures applicable to its use. Mr. Belardi and the Company have entered into a time-sharing agreement, pursuant to which Mr. Belardi may use the corporate aircraft for up to 25 flight hours per year, provided that the number of flight hours and other incidentals under such agreement shall be further limited so that the amount of payments from Mr. Belardi pursuant to such agreement (including such tax payments) shall not exceed $120,000 in any Company fiscal year. Occasionally, a guest may accompany Mr. Belardi on the Company corporate aircraft when the aircraft is already scheduled for business purposes and can accommodate additional passengers. In those cases, there is no additional aggregate incremental cost to the Company and, as a result, no amount would be reflected in the Summary Compensation Table for the applicable year.

[4] Messrs. Tanguy and Brennan were not NEOs prior to 2025.

2025 Grants of Plan-Based Awards Table

The following table provides information about awards granted to the participating NEOs in 2025: (1) the grant date; (2) the threshold, target and maximum estimated future payouts under annual incentive plan awards; (3) the number of AGM RSUs granted to the NEOs under AGM’s 2019 Omnibus Equity Incentive Plan or AGM’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (together, the “2019 Omnibus Equity Incentive Plans”); and (4) the grant date fair value of the share awards, computed in accordance with applicable SEC rules. As described above, the AGM RSUs granted in February 2026 to Messrs. Belardi, Kvalheim and Tanguy in settlement of the 2025 annual incentive awards are excluded from the table below and will be reported in the 2026 Grants of Plan-Based Awards Table of next year’s Annual Report on Form 10-K in accordance with FASB ASC Topic 718. Similarly, the additional February 2026 AGM RSU awards granted to Messrs. Downing, Brennan and Niemann in recognition of 2025 performance are excluded from the table below and will be reported in the 2026 Grants of Plan-Based Awards Table of next year’s Annual Report on Form 10-K in accordance with FASB ASC Topic 718.

Name of Executive	Grant Date		Estimated Future Payouts Under Annual Incentive Plan Awards[1]			All Other Stock Awards: Number of Shares or Units	Grant Date Fair Value of Share and Option Awards[2]
			Threshold	Target	Maximum
James R. Belardi	2/5/2025	3				14,837	$2,377,333
	2/5/2025	4				6,245	$1,000,636

Louis-Jacques Tanguy	2/5/2025	3				1,780	$285,209
	2/5/2025	5				4,451	$713,184
	5/5/2025	3				45,627	$5,740,333
Sean Brennan	2/5/2025	3				3,561	$570,579

				$1,137,500	$2,275,000
Michael S. Downing	2/5/2025	3				5,935	$950,965

				$1,137,500	$2,275,000
Douglas Niemann	2/5/2025	3				4,451	$713,184

				$825,000	$1,650,000
Martin P. Klein	2/5/2025	3				5,786	$927,091

				$962,000	$1,924,000

[1] The 2025 annual cash incentive awards for our NEOs other than Mr. Belardi and Mr. Tanguy were based on a combination of nine overall corporate financial and operational goals, and were subject to adjustment by our executive committee or Mr. Kvalheim based on a review of the applicable NEO’s individual performance in 2025. The overall payout range of the awards is between 0% and 200% of the target amount. As described in the CD&A, the entire 2025 annual incentive awards for Messrs. Belardi and Kvalheim, as well as Mr. Tanguy’s bonus deferral and additional award in respect of his 2025 performance, were payable in the form of AGM RSUs that were granted in February 2026 and will be reported in the 2026 Grants of Plan-Based Awards Table of next year’s Annual Report on Form 10-K in accordance with FASB ASC Topic 718.

[2] For valuation methodology, see notes 1 and 2 to the 2025 Summary Compensation Table.
[3] These time-based AGM RSUs vest in three equal installments, one-third of which vested on December 31, 2025, and the remaining two-thirds of which are scheduled to vest on December 31 of 2026 and 2027, provided the recipient remains employed through the applicable vesting date.

[4] The award to Mr. Belardi of 6,245 AGM RSUs granted on February 5, 2025 represents a 2024 annual incentive award that was dollar-denominated, but by its terms was payable in AGM RSUs with a target value of $1,052,355, which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting dates. Mr. Belardi’s annual incentive award was issued with a target value of $1,850,000, with 25% based on a combination of nine overall corporate financial and operational goals, while the remaining portion was based 25% on absolute and relative investment portfolio total return performance goals and 50% on the AGM Compensation Committee’s review of overall Company performance. The corporate performance component of the award had a payout range between 0% and 200% of the corporate performance component. The RSUs granted to Mr. Belardi in February 2026 in respect of his 2025 annual incentive award will appear in the 2026 Grants of Plan-Based Awards Table.

[5] The award to Mr. Tanguy of 4,451 AGM RSUs granted on February 5, 2025 as part of his bonus deferral vests ratably over a three-year period provided that Mr. Tanguy remains employed through the applicable vesting dates. The RSUs granted to Mr. Tanguy in February 2026 in respect of his 2025 annual incentive award will appear in the 2026 Grants of Plan-Based Awards Table.

2025 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information on the holdings of the Company’s equity awards by the NEOs as of December 31, 2025. This table includes unexercised AGM Options and unvested AGM RSUs granted under AGM’s 2019 Omnibus Equity Incentive Plans. Each equity grant is shown separately for each NEO. The vesting schedule for each outstanding award is shown in the notes to this table.

				Option Awards				Stock Awards
Name of Executive	Grant Date	Grant Type		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock or Units of Stock That Have Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock or Units of Stock that Have Not Vested ($)
James R. Belardi[2]	6/6/2016	Options		147,813		$29.55	6/6/2026
	3/21/2017	Options		76,153		$44.61	3/21/2027
	2/27/2018	Options		76,153		$41.82	2/27/2028
	4/3/2019	Options		74,033		$36.94	4/3/2029
	2/21/2020	Options		66,990		$43.27	2/21/2030
	2/22/2021	Options		67,430		$40.60	2/22/2031
	2/9/2024	RSU	3					16,250	$2,352,350
	2/5/2025	RSU	4					9,892	$1,431,966
	2/5/2025	RSU	5					3,123	$452,085
Grant Kvalheim	2/21/2020	Options		46,892		$43.27	2/21/2030
	2/22/2021	Options		56,641		$40.60	2/22/2031
Louis-Jacques Tanguy	2/9/2024	RSU	3					2,178	$315,287
	2/9/2024	RSU	3					650	$94,094
	2/5/2025	RSU	6					2,968	$429,648
	2/5/2025	RSU	4					1,187	$171,830
	5/5/2025	RSU	4					30,418	$4,403,310
Sean Brennan	4/3/2019	Options		3,684		$36.94	4/3/2029
	2/21/2020	Options		13,398		$43.27	2/21/2030
	2/22/2021	Options		13,486		$40.60	2/22/2031
	2/9/2024	RSU	3					1,625	$235,235
	2/5/2025	RSU	4					2,374	$343,660
Michael S. Downing	2/27/2018	Options		4,185		$41.82	2/27/2028
	4/3/2019	Options		14,807		$36.94	4/3/2029
	2/21/2020	Options		16,077		$43.27	2/21/2030
	2/22/2021	Options		16,183		$40.60	2/22/2031
	2/9/2024	RSU	3					3,250	$470,470
	2/5/2025	RSU	4					3,957	$572,815
Douglas Niemann	7/1/2020	Options		15,852		$26.33	7/1/2030
	2/22/2021	Options		17,532		$40.60	2/22/2031
	2/9/2024	RSU	3					2,438	$352,925
	2/5/2025	RSU	4					2,968	$429,648
Martin P. Klein	4/3/2019	Options		50,343		$36.94	4/3/2029
	2/21/2020	Options		5,553		$43.27	2/21/2030
	2/22/2021	Options		52,595		$40.60	2/22/2031
	2/9/2024	RSU	3					6,337	$917,344
	2/5/2025	RSU	4					3,858	$558,484

1 As of December 31, 2025, the fair market value of a share of AGM common stock was $144.76
[2] Substantially all outstanding equity awards for Mr. Belardi have been transferred to trusts, other than for value, for estate planning purposes.
[3] This row shows the number of time-based AGM RSUs, which vest in three equal installments, two-thirds of which vested on December 31 of 2024 and 2025, and one-third of which is scheduled to vest on December 31, 2026.

[4] This row shows the number of time-based AGM RSUs, which vest in three equal installments, one-third of which vested on December 31, 2025, and the remaining two-thirds of which are scheduled to vest on December 31 of 2026 and 2027.

[5] This award to Mr. Belardi represents a 2024 annual incentive award that is dollar-denominated but by its terms is payable in AGM RSUs. Such AGM RSUs were granted to Mr. Belardi on February 5, 2025 and vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date.

[6] This award to Mr. Tanguy represents AGM RSUs that were granted to him as part of his bonus deferral. Such AGM RSUs were granted to Mr. Tanguy on February 5, 2025 and vest ratably over a three-year period provided that Mr. Tanguy remains employed through the applicable vesting date.

2025 Option Exercises and Stock Vested Table

The following table provides information for the NEOs on the number of shares of AGM common stock acquired upon exercise of stock options and vesting of stock awards in 2025 and the value realized at such time, calculated based on the trading price of a share of AGM common stock on the first trading day prior to the applicable vesting date for stock or exercise date at time of transaction for options.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Conversion (#)	Value Realized on Conversion ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James R. Belardi[1]	—	$—	57,490	$8,322,252
Grant Kvalheim[1]	—	$—	11,683	$1,691,231
Louis-Jacques Tanguy[2]	—	$—	25,018	$3,604,605
Sean Brennan[1]	—	$—	5,149	$745,369
Michael S. Downing [1]	—	$—	9,901	$1,433,269
Douglas Niemann[3]	—	$—	13,078	$1,876,834
Martin P. Klein [1]	102,878	$9,364,631	17,378	$2,515,639

[1] Stock awards comprised of AGM RSUs that vested on December 31, 2025 with a market value of $144.76 per share.
[2] Comprised of (1) AGM RSUs that vested on March 31, 2025 with a market value of $136.94 per share and (2) AGM RSUs that vested on December 31, 2025 with a market value of $144.76 per share.
[3] Comprised of (1) AGM RSUs that vested on June 30, 2025 with a market value of $141.87 per share and (2) AGM RSUs that vested on December 31, 2025 with a market value of $144.76 per share.

2025 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)[1]	Aggregate Withdrawals/Distributions ($)[2]	Aggregate Balance at Last Fiscal Year-End ($)[3]
James R. Belardi	$—	$—	$—	$—	$—
Grant Kvalheim	$—	$—	$(9,217,990)	$5,242,507	$65,543,999
Louis-Jacques Tanguy	$—	$—	$—	$—	$—
Sean Brennan	$—	$—	$6,460	$1,814,797	$—
Michael S. Downing	$—	$—	$7,177	$2,016,349	$—
Douglas Niemann	$—	$—	$6,288	$1,766,398	$—
Martin P. Klein	$—	$—	$12,919	$3,629,428	$—

[1] Reflects increase or decrease in value of AGM RSUs with a delayed settlement due to the increase or decrease in stock price from December 31, 2024 to the settlement date or December 31, 2025, as applicable.

[2] Amounts in this column represent the value of fully vested AGM RSUs that were settled in February 2025, subject to the NEO’s employment through the settlement date.
[3] For Mr. Kvalheim, the amount in this column also reflects the value of fully vested AGM RSUs that are scheduled to settle in early 2029, subject to Mr. Kvalheim’s continued employment through the applicable settlement date. In the event that Mr. Kvalheim resigns or retires prior to the settlement of these AGM RSUs, the unsettled portion will instead be settled in 2034, subject to his execution and non-revocation of a release of claims in favor of AGM and his continued compliance with any applicable restrictive covenants.

2025 Potential Payments Upon Termination or Change-in-Control at Fiscal Year-End

The information below describes and quantifies certain compensation that would have become payable under existing plans and arrangements if the NEO’s employment had terminated on December 31, 2025. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any amounts actually paid or distributed may be different. Factors that could affect these amounts include the time during the year of any such event and the executive’s age.

Equity Awards
Pursuant to Mr. Belardi’s employment agreement, in the event that Mr. Belardi experiences an Involuntary Termination, (i) any outstanding and unvested profits units that are held by Mr. Belardi that are subject to time-vesting and scheduled to vest during the one-year period following his termination will immediately vest, and (ii) any outstanding and unvested equity awards granted to Mr. Belardi as a component of an incentive bonus (Bonus Equity Awards) will immediately vest (based on target performance with respect to any performance-vesting awards). Under the terms of Mr. Belardi’s employment agreement, the value of the accelerated vesting of his Bonus Equity Awards in accordance with the foregoing would equal $452,085, assuming a December 31, 2025 termination of employment. Mr. Belardi did not have any outstanding and unvested profits units as of December 31, 2025.

The following table provides the cumulative intrinsic value (that is, the value based upon the share price of AGM common stock as of December 31, 2025 which was $144.76) of all equity awards that would vest if (1) the NEO terminated employment as a result of death or disability as of December 31, 2025, (2) the NEO was terminated without cause or terminated employment for good reason as of December 31, 2025, (3) the NEO was terminated without cause or terminated employment for good reason within 18 months following a change in control of the Company as of December 31, 2025, or (4) there was a sale of the Company or change in control as of December 31, 2025.

2025 Potential Equity Benefits Upon Change in Control and Termination Table1

Name	Death or Disability	Termination by the Company Without Cause or by the NEO for Good Reason	Change in Control
James R. Belardi	$4,236,401	$—	$—
Grant Kvalheim	$—	$—	$—
Louis-Jacques Tanguy	$5,414,169	$—	$—
Sean Brennan	$578,895	$—	$—
Michael S. Downing	$1,043,285	$—	$—
Douglas Niemann	$782,573	$—	$—
Martin P. Klein	$1,475,828	$—	$—

[1] For purposes of this table only, all amounts reported in this table were calculated in accordance with the terms of applicable individual award agreements and do not take into account the potential treatment of certain equity awards under Mr. Belardi’s employment agreement, as described above.

Termination Payments and Benefits

Our NEOs other than Mr. Tanguy would be eligible for benefits under the Athene USA Corporation Severance Pay Plan, which covers our US full-time employees, if they are involuntarily terminated without cause, and provided they release the Company from any and all claims and, in some instances, agree to non-compete/non-solicit covenants. In general, eligible employees receive two weeks of their annual base salary for each completed year of service. The minimum benefits payable under this plan are four weeks of annual base salary; and the maximum benefits payable under this plan are 26 weeks of annual base salary. In the event that an NEO is notified by us that he is required to comply with a post-separation non-compete covenant for a period longer than the number of weeks of annual base salary to which the NEO is entitled based on his years of service, then the amount of the NEO’s severance benefit will be increased to an amount equal to annual base salary for the same number of weeks as the duration of the non-compete covenant. However, except for Mr. Belardi, in accordance with his employment agreement, in no event will an NEO receive more than two times his annual base salary received during the year immediately preceding the year of termination. In its sole discretion, the Company may determine to pay a pro-rated bonus to the involuntarily terminated executive, as approved by our executive committee. The amount reflected in the table below for Mr. Belardi represents payments and benefits to which he may become entitled pursuant to his arrangements with Athene. As described in footnote 2 below, Mr. Belardi is also entitled to an amount in redemption of his ISG partnership interest in connection with certain terminations of his employment.

Name of Executive	Termination Scenario[1]	Athene Severance Pay
James R. Belardi	Voluntary Separation	$—
	Involuntary Separation	$3,997,775	[2]
	Termination For Cause	$—
Grant Kvalheim	Voluntary Separation	$—
	Involuntary Separation	$100,000	[3]
	Termination For Cause	$—
	Termination Due to Death	$100,000	[4]
Louis-Jacques Tanguy	Voluntary Separation	$—
	Involuntary Separation	$—	[5]
	Termination For Cause	$—
	Termination Due to Death	$—
Sean Brennan	Voluntary Separation	$—
	Involuntary Separation	$650,000	[3]
	Termination For Cause	$—
	Termination Due to Death	$100,000	[4]
Michael S. Downing	Voluntary Separation	$—
	Involuntary Separation	$650,000	[3]
	Termination For Cause	$—
	Termination Due to Death	$100,000	[4]
Douglas Niemann	Voluntary Separation	$—
	Involuntary Separation	$550,000	[3]
	Termination For Cause	$—
	Termination Due to Death	$100,000	[4]
Martin P. Klein	Voluntary Separation	$—
	Involuntary Separation	$650,000	[3]
	Termination For Cause	$—
	Termination Due to Death	$100,000	[4]

[1] Voluntary separation does not automatically trigger severance payments. For NEOs other than Mr. Belardi, voluntary separation triggers a severance payment only if the Company decides to enforce any non-compete provision, in which case the NEO would be entitled to an amount of severance benefits up to the amount set forth in the table above for the involuntary separation scenario. Involuntary separation provides for severance to coincide with a 12-month non-compete clause. Severance is not payable where an employee is terminated for cause.

[2] The total amount reported here represents the Company’s portion of the severance payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability, each of which is defined as an involuntary termination under Mr. Belardi’s employment agreement. In each of these scenarios, Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. In addition, Mr. Belardi would be entitled to reimbursement in an amount equal to $46,128 for the cost of continued medical coverage at active employee rates for up to 18 months. In the event of an involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional severance payment equal to his then-annual base salary multiplied by a bonus percentage, calculated based on the bonus paid to him in the year preceding his termination and divided by his annual base salary in the year preceding his termination. The amount reported here includes such additional severance payment, which would only be payable in the event of an involuntary termination other than due to death or disability. Under the ISG partnership agreement, on an involuntary termination or a resignation that satisfies the partnership agreement's notice and other requirements, Mr. Belardi's ISG partnership interest will be redeemable for an amount equal to five times the average annual distributions on the ISG partnership interest for the preceding two years. Any redemption of the ISG partnership interest is subject to Mr. Belardi's continued compliance with all applicable restrictive covenants, and may be settled in cash or stock at our option. Mr. Belardi would have been eligible to receive an amount equal to $290,271,203 upon an involuntary termination on December 31, 2025 in redemption of his ISG partnership interest, which may be payable in cash or in shares of common stock in the Company’s discretion. Mr. Belardi is obligated to protect our confidential information both during and after employment. He is also obligated to refrain from competing or soliciting customers until 12 months after he ceases to own or control his ISG partnership interest, and from soliciting employees until 24 months after such cessation.

[3] Severance does not include any pro-rata bonus payable at the discretion of the Company.
[4] The amounts reported reflect amounts payable to the NEO’s designated beneficiary under the Company’s Executive Pre-Retirement Death Benefit Plan in the event of the NEO’s death prior to his termination of employment.

5 Mr. Tanguy is not eligible for severance pay upon a termination of employment.

Klein Letter Agreement
Under the terms of the Klein Letter Agreement, due to Mr. Klein’s continued service with the Company through December 31, 2025 and subject to his execution and non-revocation of the Company’s standard release of claims in favor of the Company and its affiliates and his continued compliance with the terms of the awards and restrictive covenants in favor of the Company, Mr. Klein is eligible for continued vesting and settlement of his outstanding performance fee program awards for the 2024 and 2025 performance years (with such amounts reflected in the 2025 Summary Compensation Table based on his service through December 31, 2025) and his outstanding equity awards, as if he had remained employed with the Company through the last scheduled vesting date for each applicable award (estimated value of the equity awards, based on the share price of AGM common stock as of December 31, 2025 of $144.76, is $1,475,828).
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

We believe that there have been no significant changes to our employee population or employee compensation arrangements during 2025 that would significantly impact the pay ratio disclosure. Therefore, as permitted by the SEC executive compensation disclosure rules, we are using the same median employee for purposes of disclosing our 2025 pay ratio as was used for the 2024 pay ratio. We identified the median employee in 2024 by examining the total cash compensation for all employees, excluding our CEO, for the period from January 1, 2024 to December 31, 2024, who were employed by us as of December 31, 2024. We included all employees, whether employed on a full-time, part-time, or seasonal basis. In the US, we distinguished employees versus independent contractors based on the methodology we use for payroll purposes, which is based on IRS guidance. For non-US employees, we classified persons as our employees if we were the employer of record. Employees on leave of absence were included in the employee headcount. In identifying the median employee, we used total cash compensation, consisting of base salary plus target level bonus or variable sales-related compensation, as the consistently applied compensation measure. We believe the use of total cash compensation as the consistently applied compensation measure is reasonable because cash compensation represents the principal form of compensation that we use as we do not widely distribute annual equity awards to employees.

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

In accordance with Item 402(u) of Regulation S-K, after identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the 2025 Summary Compensation Table. However, we used a different measurement of compensation to identify the median employee than we did for calculating the total compensation set forth in the 2025 Summary Compensation Table. Among other things, the 2025 Summary Compensation Table includes in compensation the value of equity awards.

For 2025,

•The annual total compensation of the median employee of the Company (other than Mr. Kvalheim) (the Median Employee) was $97,044.
•Mr. Kvalheim’s annual total compensation, as reported in the Total column of the 2025 Summary Compensation Table, was $1,529,960. While Mr. Kvalheim’s appointment as Chief Executive Officer was not effective until July 1, 2025, we have not annualized his base salary, annual incentive payment or the amounts of his perquisites and other personal benefits as such amounts were not impacted by Mr. Kvalheim’s mid-year appointment to the Chief Executive Officer position.

Based on this information, the ratio of the annual total compensation of Mr. Kvalheim to the annual total compensation of the Median Employee is estimated to be 16 to 1.
Director Compensation

Neither Mr. Kvalheim, Mr. Belardi, nor any Apollo director, other than Dr. Puffer, who is not an employee of Apollo but acts as a consultant to Apollo and its affiliates, receive any additional compensation for serving as a director. For 2025, each of our other directors was eligible to receive annual compensation, all of which was paid in cash. No fees were paid specifically for attending regular board or committee meetings. In light of the workload and broad responsibilities of the lead director, the lead director received additional annual compensation, payable in cash. Further, the chairpersons and non-chair members of the standing committees of the board of directors were entitled to receive additional cash retainers each year. A member of a committee who was also the chair of that committee received only the committee chair fee.

Element of Compensation	2025 fees
Annual retainer	$270,000
Lead director fees	36,750
Audit committee chair	36,500
Legal and regulatory committee chair	21,000
Risk committee chair	21,000
Audit committee members (non-chairperson)	15,750
Conflicts committee members (non-chairperson)	10,500
Legal and regulatory committee members (non-chairperson)	10,500
Risk committee members (non-chairperson)	10,500

In addition, Mses. Taitz and Hormozi and Mr. Ruisi each served as a director on the boards of one or more of our subsidiaries, for which they each received separate compensation.

Furthermore, Mr. Beilinson served on a special committee, for which he received separate compensation. The board of directors forms special committees from time to time to evaluate and provide recommendations to the board on potential significant transactions, including transactions involving Apollo that are outside the ordinary responsibilities of the conflicts committee. Due to the extensive demands on special committee members as a result of the conflicts involved and the complexity of the underlying transactions, the board has approved certain fixed fees to compensate special committee members for their additional service to the Company. As noted above, on August 5, 2025, the board of directors approved a restructuring of its governance framework to eliminate the conflicts committee and to delegate the responsibilities previously assigned to that committee to the audit committee.

None of our non-employee directors held any outstanding equity awards as of December 31, 2025.

The table below indicates the elements and total value of cash compensation granted to each eligible director for services performed in 2025. Messrs. Belardi, Ignaschenko, Kvalheim, Rowan, and Sheth did not receive any additional compensation for their service on the board of directors in 2025. Messrs. Beilinson, Leach and Swann and Ms. Hormozi also serve on the AGM board of directors and received additional compensation for such service in 2025. As these services were not performed for Athene, the compensation for such services has been excluded from the table below.

2025 Director Compensation Table

Name	Fees Earned or Paid in Cash[1]		All Other Compensation[2]	Total
Marc Beilinson	$415,125	[4]	$—	$415,125
Mitra Hormozi	291,000		115,000	406,000
Brian Leach	298,875		—	298,875
Joseph Manchin III[3]	260,605		—	260,605
Dr. Manfred Puffer	291,000		—	291,000
Lawrence J. Ruisi	323,883		75,000	398,883
Lynn Swann	286,904		—	$286,904
Hope Schefler Taitz	314,625		126,250	440,875

[1] This column reflects the retainer and fees earned in 2025 for service on the board of directors and committees.
[2] This column reflects fees earned in 2025 for serving as a director of a subsidiary/subsidiaries of the Company
3 Mr. Manchin was appointed to the board of directors effective February 3, 2025.
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

The following table sets forth information regarding the beneficial ownership of AGM’s common stock as of February 1, 2026 by (i) each of our directors, (ii) each person who is a named executive officer for 2025, and (iii) all directors and executive officers as a group. The percentages of beneficial ownership are based on 577,730,954 shares of AGM common stock issued and outstanding as of February 1, 2026. The address of each of our directors and executive officers listed in the table below is c/o Athene Holding Ltd., 7700 Mills Civic Parkway, West Des Moines, Iowa 50266.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the shares of AGM common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws.

	Amount and Nature of Beneficial Ownership
	Shares of AGM Common Stock Beneficially Owned
	Number of Shares[1]		Percent
Executive Officers and Directors
James R. Belardi	6,246,972	[2]	1.1%
Grant Kvalheim	1,808,281	[3]	*
Louis-Jacques Tanguy	27,055		*
Sean Brennan	60,013		*
Michael S. Downing	199,722		*
Doug Niemann	46,462		*
Marc Beilinson	112,261		*
Mitra Hormozi	32,844	[4]	*
Bogdan Ignaschenko	53,385		*
Brian Leach	38,503	[5]
Joseph Manchin III	0		*
Dr. Manfred Puffer	12,772		*
Lawrence J. Ruisi	35,000		*
Vishal Sheth	39,051		*
Lynn Swann	5,510		*
Hope Schefler Taitz	77,300		*
All directors and executive officers as a group (16 persons)	8,795,131		1.5%

* Represents less than 1%
[1] The number of shares included in the table above includes the following underlying RSUs that will be delivered within 60 days of February 1, 2026: 57,490 shares for Mr. Belardi; 11,683 shares for Mr. Kvalheim; 5,149 shares for Mr. Brennan; 9,901 shares for Mr. Downing; and 13,078 shares for Mr. Niemann.

[2] Includes 508,572 vested options to acquire common stock. The number of shares presented are directly and indirectly held by vehicles over which the named individual may be deemed to directly or indirectly exercise voting and investment control. The number of shares presented includes 304 shares held in an account of the mother of the named individual, over which the named individual has a power of attorney.

[3] 452,777 shares underlying RSUs, which shares are deliverable to the individual in the future as part of a previously disclosed award, have been excluded from the table above because the individual does not have the right to acquire voting or dispositive power over these shares within the next 60 days.

[4] Includes shares held by a third-party independently managed account that belongs to an entity controlled by the named individual’s spouse and over which the named individual’s spouse has a pecuniary interest.

[5] The number of shares includes shares held by a trust for the benefit of the named individual for which the named individual acts as trustee.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and transactions since January 1, 2025, for which the amount involved exceeds $120,000 and our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our voting common stock, including Apollo, have a direct or indirect material interest as well as certain other transactions.

Relationships and Related Party Transactions Involving Apollo or its Affiliates

AGM owns all of our outstanding common stock. Through our longstanding relationship with Apollo, which was a co-founder of the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. James R. Belardi, our Executive Chairman and Chief Investment Officer, also serves as a member of the board of directors and an executive officer of AGM and as CEO of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of sub-advisory fees, as such fees are defined in our fee agreement with Apollo. Mr. Belardi is also a director of the general partner of ISG. Grant Kvalheim, our Chief Executive Officer, also serves as an executive officer of AGM and a Partner of Apollo, and Louis-Jacques Tanguy, our Chief Financial Officer, is a Partner and employee of Apollo. Additionally, six of the twelve members of our board of directors (including Messrs. Belardi and Kvalheim) are employees of or consultants to, or are otherwise affiliated with, Apollo or its affiliates. Five members of our board of directors, James R. Belardi, Marc Beilinson, Mitra Hormozi, Brian Leach, and Lynn Swann, also serve as directors of AGM.

Investment Management Relationships

We had total investments, including related parties and consolidated VIEs, of $386.6 billion as of December 31, 2025. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

We believe that our relationship with Apollo has contributed to and will continue to contribute to our strong financial performance. For the year ended December 31, 2025, we generated net investment income of $17.8 billion. Net of the aforementioned fees, we achieved a consolidated net investment earned rate of 5.25% for the year ended December 31, 2025.

Fee Structure – Under the Fee Agreement, we pay Apollo a base management fee of (1) 0.225% per year of the lesser of (A) $103.4 billion, which represents the aggregate market value of substantially all of the assets in the investment accounts and operating cash accounts of or relating to us and/or our subsidiaries, whether or not managed by ISG (Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. We also pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. In addition to the base and sub-allocation fees specified above, we pay Apollo a target annual target performance fee of $37.5 million, with the amount of the annual performance fee ranging from between 0% and 200% of such target amount, based on our performance against our spread related earnings for the year relative to our targets. In connection with the adoption of the performance fee, ISG committed to implement service level improvements with respect to certain investment management related services provided by it to AHL. Apollo agreed to waive performance fees for the 2025 performance period. For the year ended December 31, 2025, we incurred management fees, inclusive of base and sub-allocation fees of $1,441 million, and additional sub-advisory and other fees incurred to ISG for the benefit of third-party service providers were $66 million.

In addition to our assets, Apollo charges management fees on the assets underlying our funds withheld receivables and liabilities, which include fees charged to third-party cedants with respect to assets supporting obligations reinsured to us but exclude fees charged by Apollo to third-party reinsurers supporting ceded obligations. Additionally, Apollo charges management fees and carried interest on Apollo-managed funds and other entities in which we invest. For the year ended December 31, 2025, these fees were $292 million. We also incur fees directly that are indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interests in ACRA. For the year ended December 31, 2025, fees attributable to ACRA noncontrolling interests were $412 million.

From time to time, we participate in transactions in which one or more service providers affiliated with Apollo (each, an Apollo-Affiliated Service Provider) provide certain advisory services, such as structuring, capital markets advisory, syndication and/or other related services, and receive fees for such services (collectively, Apollo-ASP Fees). In 2025, we participated in 53 such transactions and bore the economic cost of $211 million of Apollo-ASP Fees. From time to time, we may receive certain upfront fees and/or fee rebates, in respect of our participation in such transactions. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which we are invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles.

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

Cooperation Agreement

In the third quarter of 2025, we entered into a strategic cooperation agreement with a subsidiary of AGM whereby we may, at our discretion, participate in private capital transactions arranged by Apollo Capital Solutions (ACS), another subsidiary of AGM. Upon achieving specified thresholds, including Athene total investments and net ACS revenues, Athene would be entitled to receive a cooperation payment from Apollo. During the year ended December 31, 2025, we recognized revenue of $50 million under this strategic cooperation agreement, which is included in net investment income on the consolidated statements of income.

Apollo Fund Investments

Apollo invests certain of our assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by Apollo or by one or more of Apollo’s subsidiaries (Apollo Fund Investments). Apollo Fund Investments comprised 98% of our net alternative investment portfolio as of December 31, 2025. Apollo’s alternative investment strategy is inherently opportunistic and subject to concentration limits on specific risks. We opportunistically allocate approximately 5% of the assets in the Accounts to alternative investments. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (2) investments that we believe have less downside risk. As of December 31, 2025, 5% of our net invested assets were invested in Apollo Fund Investments. Fees related to such invested assets varied from 0% to 2% per year with respect to management fees and 0 to 20% of profits for carried interest, subject in many cases to preferred return hurdles.

Our Apollo Fund Investments, including all AAA and AAA Lux, and other related party alternative investments, net of ACRA noncontrolling interests, consisted of the following:

	December 31, 2025
(In millions, except percentages)	Invested Asset Value	Percentage of Total
Origination platforms
Wheels	$739	5.4%
Redding Ridge	645	4.7%
MidCap Financial	588	4.3%
Aqua Finance	319	2.4%
Skylign	344	2.5%
Apterra	531	3.9%
Atlas	560	4.1%
Foundation Home Loans	139	1.0%
Other	865	6.3%
Origination platforms	4,730	34.6%
Apollo and other investments
Real assets	1,701	12.4%
Private equity	1,086	8.0%
Structured equity and other	927	6.8%
Equity	3,714	27.2%
Credit	2,125	15.6%
Liquid assets and other	770	5.6%
Apollo and other investments	6,609	48.4%
Total AAA[1]	11,339	83.0%
Retirement Services
Athora	1,124	8.2%
Venerable	356	2.6%
Retirement Services	1,480	10.8%
Apollo and other investments
Equity	418	3.1%
Credit	414	3.0%
Other	7	0.1%
Apollo and other investments	839	6.2%
Total Non AAA	2,319	17.0%
Net alternative investments – related parties	$13,658	100.0%

[1] Includes net alternative investments of AAA and AAA Lux.

As of December 31, 2025, 15.6% of our total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which Apollo, or an Apollo affiliate, has significant influence or control over the issuer of a security or the sponsor of the investment fund, as well as funds withheld reinsurance assets relating to Venerable. The following table summarizes our cash flow activity related to these investments for the period presented below:

(In millions)	Year ended December 31, 2025
Sales, maturities and repayments	$11,762
Purchases	(19,511)

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

Apollo Aligned Alternatives

The majority of our alternative investments are held in AAA and we consolidate AAA as a VIE. Apollo established AAA to provide a single vehicle through which investors may participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative AUM by raising capital from third parties, which allows us to achieve greater scale and diversification for alternatives. Additionally, in the fourth quarter of 2025, a portion of our investments in AAA were converted to investments in AAA Lux. As a result, we began consolidating AAA Lux as a VIE, which resulted in an increase in noncontrolling interests of $2,040 million. AAA Lux provides a single vehicle designed primarily for foreign investors to participate in a portfolio of alternative investments, including alternative investments in which AAA participates.

Athora

We have a direct investment in Athora’s equity which we hold as an investment fund and, as of December 31, 2025, represented 10% of the aggregate voting power of and approximately 16% of the economic interest in Athora. We have also directly invested in Athora’s non-redeemable preferred equity and corporate debt securities. The following summarizes our net invested assets in Athora:

(In millions)	December 31, 2025
Investment fund	$1,124
Non-redeemable preferred equity and corporate debt securities	277
Total Athora net invested assets	$1,401

We also had an amended and restated cooperation agreement with Athora, which was terminated effective August 5, 2025. Pursuant to this agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we had the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, and (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets. As of August 5, 2025, we had not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

As of December 31, 2025, we had outstanding funding agreements in the aggregate principal amount of $29 million issued to Athora. We have also entered into an agreement with Athora to retrocede certain risks, including mass lapse events, associated with a block of whole life policies. The retrocession was effective December 31, 2025 and is on a yearly renewable term basis. As of December 31, 2025, we had commitments to make additional investments in Athora of $2,711 million, which primarily relate to a conditional commitment we made in connection with Athora’s agreement to acquire a UK insurer (Athora transaction). The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction. Additionally, our Chief Commercial Officer, Mr. Brennan, currently serves on the board of Athora, and certain of our directors are also indirect investors in Athora.

Atlas

In connection with our, Apollo and CS’s previously announced transaction, certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas agreed to pay CS a deferred purchase obligation of $3.3 billion. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase price obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, AAM and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM each issued an assurance letter to CS to guarantee the full amount. Our guarantees are not probable of payment; therefore, no liabilities have been recorded for the guarantees on the consolidated financial statements.

We have an equity interest in Atlas through our investments in AAA and AAA Lux, and additionally directly hold fixed income securities issued by Atlas. The following summarizes our net invested assets in Atlas:

(In millions)	December 31, 2025
Investment fund	$560
Fixed income securities	3,639
Total Atlas net invested assets	$4,199

Catalina

We have an investment in Apollo Rose. Apollo Rose holds common and preferred equity interests in Catalina. We have a strategic modco reinsurance agreement with Catalina to cede certain in force funding agreements. We elected the fair value option on this agreement and had a liability of $103 million as of December 31, 2025, which is included in other liabilities on the consolidated balance sheets. We also have a modco reinsurance agreement with Catalina to cede a quota share of certain of our retail deferred annuity products. As of December 31, 2025, we had a reinsurance recoverable balance of $6,336 million related to this agreement. As of December 31, 2025, we held net invested assets of $221 million relating to Catalina preferred interests. Additionally, one of our directors, Mr. Puffer, currently serves on the board of Catalina.

MidCap Financial

We hold equity investments in MidCap Financial through our investments in AAA and AAA Lux and directly hold fixed income securities, which include senior unsecured notes, redeemable preferred stock and structured securities. In addition, one of our directors, Hope Taitz, currently serves on the board of MidCap Financial. The following summarizes our net invested assets in MidCap Financial and its affiliates:

(In millions)	December 31, 2025
Investment fund	$588
Fixed income securities	1,338
Total MidCap Financial net invested assets	$1,926

MidCap Financial may also originate or source loans that we purchase directly, consisting of ABS and CLO securities issued by MidCap Financial affiliates, which are included in the table above in fixed income securities. As is customary practice for loan originators, MidCap Financial may retain a percentage of the origination fees on the loans we purchase that are paid by the borrowers and may also act as agent for the lenders under the related loan agreements.

Skylign

We have investments in Skylign, a leading aviation finance group focused on aircraft lending and leasing. The group comprises two operating businesses, namely PK Air, a provider and arranger of loans secured by commercial aircraft and aircraft engines, and Perseus, a global aircraft leasing, management and finance company. We an equity investment through our investments in AAA and AAA Lux and directly hold fixed income securities issued by Skylign. The following summarizes our net invested assets in Skylign:

(In millions)	December 31, 2025
Investment fund	$344
Fixed income securities	374
Total Skylign net invested assets	$718

Venerable

VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable. We have direct a minority equity investment in VA Capital, and also have fixed income securities and term loans receivable from Venerable due in 2033.The following summarizes our net invested assets relating to VA Capital and Venerable:

(In millions)	December 31, 2025
Investment fund	$356
Fixed income securities	74
Term loans receivable	266
Total VA Capital and Venerable net invested assets	$696

Additionally, we consolidate AP Violet. AP Violet’s investment fund primarily represents an interest in VA Capital and was $142 million as of December 31, 2025. Certain of our directors and executive officers are co-investors with us in our minority equity investment in VA Capital and the term loans to Venerable.

Wheels

We invest in Wheels indirectly through our investments in AAA and AAA Lux. Additionally, we directly hold fixed income securities issued by Wheels. We expect Wheels will continue to issue ABS securities going forward which may be appropriate for our investment portfolio. We also have commitments to make additional investments in Wheels of $60 million as of December 31, 2025.The following summarizes our net invested assets in Wheels:

(In millions)	December 31, 2025
Investment fund	$739
Fixed income securities	664
Total Wheels net invested assets	$1,403

ACRA

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

As of December 31, 2025, ALRe, ALReI and AARe had retroceded to ACRA $142.1 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above.

As of December 31, 2025, ADIP II had raised approximately $6.0 billion in capital commitments, of which $2.8 billion was available to deploy into future transactions. As of December 31, 2025, there were no remaining ADIP I capital commitments available to deploy.

During the year ended December 31, 2025, we received capital contributions relating to ACRA of $466 million from ADIP and distributed $444 million to ADIP.

Athene’s Strategic Role in Apollo Transactions

From time to time, we may provide seed capital to investment funds managed by Apollo or make significant investments in assets originated through Apollo’s platforms, with the expectation that a portion of these investments will be syndicated to third‑party investors. We may also, on occasion, provide financing commitments for bridge transactions that Apollo anticipates refinancing with permanent capital structures. These arrangements facilitate efficient execution of transactions by allowing interim holding of investments or commitments pending syndication or refinancing. We benefit from these arrangements by obtaining early access to investment opportunities, the ability to negotiate terms that are aligned with our investment objectives, and the option to retain certain assets upon completion of syndication or refinancing.

ADIP Limited Partnership Interests

As of December 31, 2025, we held investments in ADIP of $231 million, which are accounted for as equity method investments and included in related party investment funds on the consolidated balance sheets. We had remaining capital commitments to ADIP of $343 million as of December 31, 2025,

Commercial Mortgage Loan Servicing Agreements

We have entered into commercial mortgage loan servicing agreements with Apollo. Pursuant to these agreements, we have engaged Apollo to (1) assist with the origination of and provide servicing of, commercial loans that we own or in which we participate, which are secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties. During the year ended December 31, 2025, we incurred $0.5 million under the commercial mortgage loan servicing agreements.

Dividends Declared and Other Contributions

During the year ended December 31, 2025, our board of directors declared and we paid common stock dividends of $752 million. Additionally, we received net contributions from AGM of $77 million during the year ended December 31, 2025.

Intercompany Notes

AHL and AGM entered into two unsecured revolving notes each dated as of December 13, 2022, which permit AHL and AGM to borrow up to $500 million from each other with an interest rate equal to the mid-term applicable federal rate in effect each day on which there is a principal balance and a maturity date of December 13, 2028. As of December 31, 2025, the revolving note receivable from AGM had an outstanding principal balance of $227 million and there was no outstanding balance on the revolving note payable to AGM.

Investment Portfolio Trades with Affiliates

From time to time, Apollo executes cross trades which involve the purchase or sale of assets in a transaction between us, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which Apollo or its affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, we may purchase or sell securities from or to related parties, other than through a cross trade transaction. We believe that these transactions are undertaken at market rates, and are executed based on third-party valuations where possible. For the year ended December 31, 2025, the aggregate value of such transactions where we acquired investments from related parties amounted to $267 million. For the year ended December 31, 2025, we sold $878 million of investments to related parties.

Services Agreement

We have entered into a services agreement (Services Agreement) with AGM and AAM, which provides a framework pursuant to which each of the Company, AGM and AAM may, in its sole discretion, provide (or cause its direct or indirect subsidiaries to provide) services to one another on a non-exclusive basis following completion of the Mergers. Pursuant to the Services Agreement, any party may request that another party provide finance, investor relations, legal, compliance, consulting, investment professional, executive, administrative and other services to the requesting party. The provision of any services pursuant to the Services Agreement will be subject to the mutual agreement of the service recipient and the service provider, and the service recipient will be required to pay fees and expenses to the service provider as may be mutually agreed by such service recipient and service provider. In addition, the service recipient will be required to indemnify the service provider against any loss or liability arising out of the services provided by the service provider pursuant to the Services Agreement. For the year ended December 31, 2025, we paid or reimbursed Apollo or its affiliates $48 million in fees and expenses pursuant to the Services Agreement.

Shared Service Agreements

We have entered into shared services agreements with ISG. Under these agreements, we and ISG make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days’ notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things. During the year ended December 31, 2025, we paid ISG $15 million under the shared services agreements.

Strategic Partnership

We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities. This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo are designed to be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership remain subject to our existing governance processes, including approval by our audit committee, where applicable. The majority of our Strategic Partnership investments are held in AAA and AAA Lux. During the year ended December 31, 2025, we sold a net $3 million under the Strategic Partnership.

Tax Sharing Agreement

In June 2025, AHL and certain of its subsidiaries entered into a tax sharing agreement with AGM and certain of its subsidiaries, effective as of January 1, 2023. The agreement apportions certain US federal, US state and UK corporate income tax liabilities among the parties and provides for payments to compensate members for the utilization of tax attributes. During the year ended December 31, 2025, AGM made a tax settlement payment to us in the amount of $231 million for the usage of a portion of our tax attributes.

Rackspace Global Services Agreement

We have a global services agreement with Rackspace US, Inc. (Rackspace), a portfolio company of a fund managed by Apollo, pursuant to which Rackspace provides us with certain information technology services. The term of the agreement is three years and during the year ended December 31, 2025, we paid or accrued $0.7 million for services rendered.

Third Party Sub-Advisory Agreements

In the limited instances in which Apollo desires to invest in asset classes for which it does not possess the investment expertise or sourcing abilities required to manage the assets, or in instances in which Apollo makes the determination that it is more effective or efficient to do so, Apollo mandates third-party sub-advisors to invest in such asset classes, and we reimburse Apollo for fees paid to such sub-advisors. For the year ended December 31, 2025, we reimbursed $51 million of sub-advisory fees to Apollo for the benefit of third-party sub-advisors.

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

Related Party Transactions Policy

We have established a related party transactions policy which provides procedures for the review of Apollo Conflicts (as defined below) and transactions in excess of $120,000 in any year between us and any related person having a direct or indirect material interest with certain exceptions. Related persons include any director, executive officer, director nominee, stockholders known to us to beneficially own 5% or more of our common stock or any immediate family members of the foregoing. The audit committee is responsible for reviewing, approving, or ratifying all related party transactions, except for transactions that are pre‑approved or otherwise exempt, with the chair of the audit committee authorized to act between meetings in certain circumstances. Pursuant to the audit committee charter, an audit committee member is not permitted to vote on or approve any Apollo Conflicts (as defined below) if he or she is a general partner, director (other than an independent director), manager, officer or employee of any member of the Apollo Group (as defined in our related party transactions policy). In practice, only disinterested directors are permitted to participate in the review and approval of Apollo Conflicts.

An “Apollo Conflict” is:

•the entering into or material amendment of any material agreement by and between us and any member of the Apollo Group (as defined in our related party transactions policy);
•the imposition of any new fee on or increase in the rate of fees charged to us or any of our subsidiaries by a member of the Apollo Group, or the provision for any additional expense reimbursement to or offset by a member of the Apollo Group to be borne by us or any of our subsidiaries, directly or indirectly, pursuant to any material agreement by and between us and any member of the Apollo Group (except to the extent that any such material agreement sets forth the actual amount or formula for calculating the amount of any new fee or increase in the rate at which such fee is charged and such material agreement has been approved or is exempt from approval under the audit committee charter);
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

All Apollo Conflicts must be approved by the audit committee of our board of directors unless such conflict is:

•pre-approved or specifically exempted from approval in accordance with the related party transactions policy or audit committee’s charter and guidelines as they may be amended from time to time;
•fair and reasonable, taking into account the totality of the relationships between the parties involved (including other transactions that may be or have been particularly favorable or advantageous to us or any of our subsidiaries); or
•entered into on an arms-length basis.

In connection with any matter submitted to the audit committee, materials are prepared by management summarizing the applicable conflict and recommending the proposed transaction. The audit committee reviews market comparison data (to the extent available) relating to the reasonableness of any proposed fees to be paid.

For operational and administrative ease, certain transactions that fall within the definition of an Apollo Conflict but do not pose a material risk to us need not be approved by the audit committee. As described below, these exceptions include specific thresholds under which we may engage Apollo or its affiliates in an investment management or advisory (or sub-management or sub-advisory) capacity without prior audit committee review or approval. The following transactions, among others, are expressly exempted from approval under the related party transactions policy or are excluded from the definition of Apollo Conflict and do not require the consent or review of the audit committee:

1.(i) entering into new IMAs or MSAAs with members of the Apollo Group as long as the payment of additional total fees under such new IMA or MSAA satisfies the requirements of (16) below or (ii) amendments to the agreements described in (i) above, or any other shared services agreement or cost sharing agreement with any member of the Apollo Group which is currently in effect for the purpose of adding a subsidiary of the Company thereto;
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
6.the performance in accordance with their terms of any agreement validly entered into with the Apollo Group in existence as of the date of the related party transactions policy;
7.the entry into any IMA with the Apollo Group or amending an MSAA currently in effect (or entering into a new MSAA), so long as (i) such agreement is on terms in the aggregate (including expense reimbursement and indemnities) no less favorable to the Company than customary market terms (excluding the fees charged under the IMA); and (ii) either (a) the rates on AUM under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 60 basis points per annum for non-alternative assets; (b) the rates on AUM under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 100 basis points per annum for alternative assets; or (c) such agreement provides the Company or its subsidiary, as applicable, with the same or better terms or a most favored nations clause (in all cases, taken as a whole with respect to such agreement and without consideration of any Designated Terms) with respect to other investors (excluding Designated Investors) who have entered into an investment management agreement or sub-advisory or similar agreement with the Apollo Group for the same asset class and whose AUM with respect to such agreement and asset class are all equal or less than those subject to the agreement between the Company and the Apollo Group with respect to such asset class. In addition, investments in (i) an Apollo sponsored vehicle or (ii) a person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation, in each case, shall be deemed not to be related party transactions as long as such Apollo-sponsored vehicle or such person or entity charges fees in line with those discussed in (a) and (b) above (excluding fees payable to a broker-dealer that is a member of the Apollo Group, which fees are subject to item (15) below);
8.a transaction that has been approved by a majority of the Company’s disinterested directors, provided that the disinterested directors are notified that such transaction would otherwise constitute a related party transaction prior to such approval;
9.any modification, supplement, amendment or restatement of the bylaws that has been approved in accordance with the Company’s bylaws and the General Corporation Law of the State of Delaware;
10.any material amendment to a material agreement by and between us and any member of the Apollo Group previously approved or not requiring approval by either the audit committee, the former conflicts committee or a special committee of the board of directors or a majority of the disinterested directors, so long as, in each case, such amendments are either: (a) not materially adverse to the Company, or (b) after giving effect to any such amendment, such material agreement by and between us and any member of the Apollo Group would not require approval by the audit committee or a majority of the disinterested directors under the bylaws;
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
13.the inclusion of (a) (i) new production from in-force flow reinsurance transactions and (ii) new funding agreements as Qualifying Transactions to be offered to an ACRA entity pursuant to the terms of the ACRA 1 Framework Agreement; and (b) the inclusion of transactions as Qualifying Transactions to be offered to an ACRA entity pursuant to the terms of any other applicable ACRA Framework Agreement that expressly do not require approval by the applicable ACRA conflicts committee pursuant to the terms of the applicable ACRA Framework Agreement;
14.any other class of transactions, rights, fees or agreements approved by (i) an ACRA conflicts committee in accordance with such committee’s charter and procedures in effect on such date, (ii) any committee of independent or disinterested directors or managers of Athene or any applicable subsidiary thereof or any side car, joint venture or investment entity in which Athene or any applicable subsidiary thereof maintains investments or (iii) any other committee of independent or disinterested members of the board of directors; provided, that any approval set forth in this clause will be disregarded to the extent that the applicable approving body has a material adverse interest to the Company in the applicable transaction being approved;
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
17.any investment by the Company or any of its subsidiaries in any new side car, joint venture or other investment entity alongside a member of the Apollo Group, including a new ACRA entity; provided, that such investment provides the Company or its subsidiary, as applicable, with terms that are in the aggregate no less favorable to such entity than those that apply to the Company’s existing investment in ACRA HoldCo or any similar investment that has been approved by the audit committee, the former conflicts committee or a special committee of the board of directors, as well as any agreement entered into with any member of the Apollo Group in connection with such investment so long as the terms thereof are in the aggregate no less favorable to Athene than the terms of similar agreements entered into in connection with the Company’s existing investment in ACRA HoldCo or any similar investment that has been approved by the audit committee, the former conflicts committee, or a special committee of the board of the directors;
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
20.any Apollo Conflict that is (i) fair and reasonable to the Company and its subsidiaries, taking into account the totality of the relationships between the parties involved (including other transactions that may be or have been particularly favorable or advantageous to the corporation and its subsidiaries); or (ii) entered into on an arm’s-length basis.

Each strategy that is managed, advised or sub-advised for the Company or any of its subsidiaries by any member of the Apollo Group through a managed account and was previously subject to audit committee approval (other than the existing IMA or new IMAs previously approved) may be re-examined by the audit committee if such strategy underwent a material change in the amount of AUM in the immediately preceding 12 months.

Our audit committee or applicable disinterested directors have previously approved the existing transactions described above that are required to be approved by the terms of our audit committee charter.

Item 14.    Principal Accountant Fees and Services

Principal Accountant Fees and Services

Deloitte & Touche LLP serves as our principal accountant. The following summarizes the fees for services provided by Deloitte & Touche LLP:

	Years ended December 31,
	2025			2024
(In millions)	Athene	Consolidated VIEs	Total	Athene	Consolidated VIEs	Total
Audit fees[1]	$20	$3	$23	$18	$3	$21
Audit-related fees[2]	1	—	1	1	—	1
Tax fees
Tax compliance fees	1	—	1	1	—	1
Tax advisory fees	—	—	—	—	—	—
All other fees	—	—	—	—	—	—
Total	$22	$3	$25	$20	$3	$23

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

ATHENE HOLDING LTD.
Schedule I — Summary of Investments — Other Than Investments in Related Parties

	December 31, 2025
(In millions)	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
AFS securities
US government and agencies	$18,008	$16,898	$16,898
US state, municipal and political subdivisions	954	759	759
Foreign governments	2,225	1,659	1,659
Public utilities	18,013	16,573	16,573
Redeemable preferred stock	1,115	1,115	1,115
Other corporate	78,012	71,709	71,709
Convertibles and bonds with warrants attached	26	34	34
CLO	25,730	26,272	26,272
ABS	35,275	35,462	35,462
CMBS	13,351	13,084	13,084
RMBS	9,407	9,032	9,032
Trading securities	6,530	6,409	6,409
Total fixed maturity securities	208,646	199,006	199,006
Equity securities
Public utilities	24	21	21
Industrial, miscellaneous and all other common stock	9	8	8
Nonredeemable preferred stocks	840	793	793
Total equity securities	873	822	822
Mortgage loans	92,721		91,918
Investment funds	108		108
Policy loans	301		301
Funds withheld at interest	15,413		15,413
Derivative assets	9,190		9,190
Short-term investments	175		175
Other investments	4,148		4,148
Total investments	$331,575		$321,081

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Balance Sheets

	December 31,
(In millions, except share and per share data)	2025	2024
Assets
Investments, at fair value	$8	$123
Cash and cash equivalents	943	807
Investments in related parties, at fair value	1,515	1,330
Other assets (related party: 2025 – $245 and 2024 – $153)	422	433
Notes and other receivables from subsidiaries	335	46
Investments in subsidiaries	27,490	21,750
Total assets	$30,713	$24,489
Liabilities and Equity
Liabilities
Debt	$7,848	$6,309
Other liabilities (related party: 2025 – $6 and 2024 – $58)	130	236
Notes and other payables to subsidiaries	2,243	1,584
Total liabilities	10,221	8,129
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; issued and outstanding shares: 2025 and 2024 – 34,500	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; issued and outstanding shares: 2025 and 2024 – 13,800	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; issued and outstanding shares: 2025 – 0 and 2024 –24,000	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; issued and outstanding shares: 2025 and 2024 – 23,000	—	—
Series E – par value $1 per share; $500 aggregate liquidation preference; issued and outstanding shares: 2025 and 2024 – 20,000	—	—
Common stock – par value $0.001 per share; issued and outstanding shares: 2025 – 203,805 and 2024 – 203,805,432	—	—
Additional paid-in capital	19,238	19,588
Retained earnings	3,895	2,237
Accumulated other comprehensive loss	(2,641)	(5,465)
Total Athene Holding Ltd. stockholders’ equity	20,492	16,360
Total liabilities and equity	$30,713	$24,489

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
Statements of Income and Comprehensive Income

	Years ended December 31,
(In millions)	2025	2024	2023
Revenue
Net investment income (loss) (related party: 2025 – $189, 2024 – $(80) and 2023 – $85)	$223	$(29)	$103
Investment related gains (losses)	(125)	69	—
Other revenues	—	1	2
Total revenues	98	41	105
Benefits and Expenses
Operating expenses (related party: 2025 – $151, 2024 – $127 and 2023 – $106)	599	459	345
Total benefits and expenses	599	459	345
Loss before income taxes and equity earnings in subsidiaries	(501)	(418)	(240)
Income tax benefit	(54)	(70)	(36)
Equity earnings in subsidiaries	3,158	3,809	4,869
Net income available to Athene Holding Ltd. stockholders	2,711	3,461	4,665
Less: Preferred stock dividends	161	181	181
Add: Preferred stock redemption	84	—	—
Net income available to Athene Holding Ltd. common stockholder	$2,634	$3,280	$4,484

Net income available to Athene Holding Ltd. stockholders	$2,711	$3,461	$4,665
Other comprehensive income attributable to Athene Holding Ltd. stockholders	2,824	104	1,749
Comprehensive income attributable to Athene Holding Ltd. stockholders	$5,535	$3,565	$6,414

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Statements of Cash Flows

	Years ended December 31,
(In millions)	2025	2024	2023
Net cash provided by (used in) operating activities	$61	$(336)	$(326)
Cash flows from investing activities
Sales, maturities and repayments of investments	60	42	3
Purchases of investments (related party: 2025 – $(26), 2024 – $(205) and 2023 – $(8))	(48)	(891)	(8)
Capital contributions to subsidiaries	(400)	(541)	(335)
Receipts on loans to subsidiaries and parent	—	8	24
Issuances of loans to subsidiaries and parent	(353)	(411)	(103)
Other investing activities, net	(61)	(2)	(19)
Net cash used in investing activities	(802)	(1,795)	(438)
Cash flows from financing activities
Proceeds from debt	1,591	2,169	589
Proceeds from notes payable to subsidiaries	1,236	1,551	1,135
Repayment of notes payable to subsidiaries	(578)	(475)	(1,545)
Capital contributions from parent	238	—	1,250
Preferred stock dividends	(161)	(226)	(136)
Common stock dividends	(752)	(452)	(938)
Redemption of preferred stock	(600)	—	—
Other financing activities, net	(97)	45	(6)
Net cash provided by financing activities	877	2,612	349
Net increase (decrease) in cash and cash equivalents	136	481	(415)
Cash and cash equivalents at beginning of year	807	326	741
Cash and cash equivalents at end of year	$943	$807	$326

Supplementary information
Cash paid for interest	$435	$239	$139
Non-cash transactions
Investments distributed as capital contributions to subsidiaries	—	693	—
Investments distributed as common stock dividends	—	499	—
Investments transferred to subsidiary for settlement of loans	—	429	—

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

The unsecured revolving note receivable from AUSA has a borrowing capacity of $500 million and had an outstanding balance of $300 million and $0 million as of December 31, 2025 and 2024, respectively. Interest accrues at a fixed rate of 4.08% per year, and the balance is due on July 1, 2031, or earlier at AHL’s request.

The unsecured revolving note receivable from ALRe has a borrowing capacity of $4 billion and had no outstanding balance as of December 31, 2025 and 2024. Interest accrues at a fixed rate of 2.29% and has a maturity date of December 15, 2028, or earlier at AHL’s request.

The unsecured revolving note receivable from ALReI has a borrowing capacity of $100 million and had no outstanding balance as of December 31, 2025 and 2024. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of July 1, 2028, or earlier at AHL’s request.

Unsecured Revolving Notes Payable—In addition to the unsecured revolving notes receivable described above, AHL has unsecured revolving notes payable with AUSA and ALRe.

The unsecured revolving note payable to AUSA permits AHL to borrow up to $500 million with a fixed interest rate of 4.08% and a maturity date of July 1, 2031. As of December 31, 2025 and 2024, the revolving note payable had an outstanding balance of $18 million and $18 million, respectively.

The unsecured revolving note payable to ALRe permits AHL to borrow up to $4 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2025 and 2024, the revolving note payable had an outstanding balance of $2,220 million and $1,562 million, respectively.

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

AHL also has two assignment entities: Athene Qualified Assignment Corporation and Athene Structured Assignment Corporation. These entities assume future payment obligations to claimants in connection with structured settlements. AHL has entered into guarantee agreements with each of these entities to make payments to structured settlement clients in the event that the assignment entities default on their obligations.

See Note 11 – Debt and Note 16 – Commitments and Contingencies to the consolidated financial statements for additional information on AHL debt and guarantees.

4. Dividends, Return of Capital and Capital Contributions

During the year ended December 31, 2025, AHL received $650 million of dividends from subsidiaries. AHL received no dividends from subsidiaries for the years ended December 31, 2024 and 2023. During the years ended December 31, 2025, 2024 and 2023, AHL contributed $400 million, $1,234 million and $335 million, respectively, to subsidiaries. See Note 14 – Statutory Requirements to the consolidated financial statements for additional information on subsidiary dividend restrictions.

ATHENE HOLDING LTD.
Schedule III — Supplementary Insurance Information

(In millions)	DAC, DSI and VOBA	Future policy benefits, losses, claims and loss expenses[1]	Other policy claims and benefits payable[2]	Premiums	Net investment income	Benefits, claims, losses and settlement expenses[3]	Amortization of DAC, DSI and VOBA	Policy and other operating expenses
2025
Total	$8,634	$371,083	$121	$2,628	$17,847	$16,974	$1,242	$2,354

2024
Total	$7,173	$307,567	$107	$1,318	$14,481	$11,901	$941	$2,213

2023
Total	$5,979	$261,708	$98	$12,749	$11,130	$21,067	$688	$1,848

[1] Represents interest sensitive contract liabilities, future policy benefits and market risk benefits on the consolidated balance sheets.
[2] Included in other liabilities on the consolidated balance sheets.
[3] Represents interest sensitive contract benefits, future policy and other policy benefits and market risk benefits remeasurement (gains) losses on the consolidated statements of income.

ATHENE HOLDING LTD.
Schedule IV — Reinsurance

(In millions, except percentages)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2025
Life insurance in force at end of year	$18,975	$29,439	$16,163	$5,699	283.6%
Premiums	1,054	87	1,661	2,628	63.2%
Year ended December 31, 2024
Life insurance in force at end of year	20,801	24,255	7,101	3,647	194.7%
Premiums	1,089	84	313	1,318	23.7%
Year ended December 31, 2023
Life insurance in force at end of year	22,708	27,107	8,242	3,843	214.5%
Premiums	10,525	89	2,313	12,749	18.1%

ATHENE HOLDING LTD.
Schedule V — Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2025
Valuation allowance on deferred tax assets	$48	$149	$—	$—	$197
Year ended December 31, 2024
Valuation allowance on deferred tax assets	25	23	—	—	48
Year ended December 31, 2023
Valuation allowance on deferred tax assets	105	148	—	(228)	25

EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 2, 2024).
3.1.2	Certificate of Change of Registered Agent and/or Registered Office, dated as of August 26, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 6, 2024).
3.1.3
Certificate of Elimination of the 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C of Athene Holding Ltd. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on July 1, 2025).

3.1.4	Certificate of Amendment to the Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to the Form 10-Q filed on August 7, 2025).
3.2	Amended and Restated Bylaws of Athene Holding Ltd. (incorporated by reference to the Form 10-Q filed on August 7, 2025).
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
4.1.11.1
Tenth Supplemental Indenture, dated May 19, 2025, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on May 19, 2025).

4.1.11.2	Form of 6.625% Senior Notes due 2055 (included in Exhibit 4.3 to the Form 8-K filed on May 19, 2025, which is incorporated by reference).
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
4.2.4.1
Third Supplemental Indenture, dated June 27, 2025, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 1, 2025).

4.2.4.2	Form of 6.875% Junior Subordinated Debentures due 2055 (included in Exhibit 4.2 to the Form 8-K filed on July 1, 2025, which is incorporated by reference).
4.3.1	Certificate of Designations of 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on January 2, 2024).
4.3.2
Form of Share Certificate evidencing 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on January 2, 2024).

Exhibit No.	Description
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

10.3
Credit Agreement, dated as of June 27, 2025, among Athene Holding Ltd., Athene Annuity Re Ltd., Athene Life Re Ltd., and Athene Annuity and Life Company as borrowers, the lenders from time to time party hereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2025).

10.4
Guaranty, dated June 27, 2025, among Athene Annuity Re Ltd., as guarantor, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 7, 2025).

10.5
Ninth Amended and Restated Fee Agreement, dated as of December 31, 2023, between Apollo Insurance Solutions Group LP and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2024).

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

10.11.4
Amendment to Reinsurance Agreement (FA Business), effective as of October 11, 2024, between Athene Annuity and Life Company (f/k/a Athene Annuity & Life Assurance Company) and Venerable Insurance and Annuity Company (f/k/a Voya Insurance and Annuity Company) (incorporated by reference to Exhibit 10.11.4 to the Form 10-K filed on February 24, 2025).

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

10.12.3
Amendment to Modified Coinsurance Agreement (Separate Account FA Business), effective as of October 11, 2024, between Athene Annuity and Life Company (f/k/a Athene Annuity & Life Assurance Company) and Venerable Insurance and Annuity Company (f/k/a Voya Insurance and Annuity Company) (incorporated by reference to Exhibit 10.12.3 to the Form 10-K filed on February 24, 2025).

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

10.16.2
First Amendment to Amended and Restated Shareholders Agreement, effective as of July 1, 2023, by and among Athene Co-Invest Reinsurance Affiliate Holding Ltd., Athene Co-Invest Reinsurance Affiliate 1A Ltd., ADIP Holdings (A), L.P., ADIP Holdings (B), L.P., ADIP Holdings (C), L.P., ADIP Holdings (D), L.P., ADIP Holdings (E), L.P., ADIP Holdings (Lux), L.P., Athene Life Re Ltd. and Athene Asset L.P. (incorporated by reference to Exhibit 10.16.2 to the Form 10-K filed on February 24, 2025).

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

10.18.2
Joinder Agreement to Shareholders Agreement, dated as of July 1, 2023, by and among Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. and the Shareholders, made effective as of February 27, 2024 (incorporated by reference to Exhibit 10.18.2 to the Form 10-K filed on February 24, 2025).

10.18.3
First Amendment to the Shareholders Agreement, effective as of May 31, 2024, by and among Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd, Athene Life Re Ltd. and Apollo/Athene Dedicated Investment Program II, L.P. (incorporated by reference to Exhibit 10.18.3 to the Form 10-K filed on February 24, 2025).

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

10.28†
Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (2024) (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on February 24, 2025).

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

10.34†	Employment Agreement, dated as of October 12, 2015, between Athene Holding Ltd. and Martin P. Klein (incorporated by reference to Exhibit 10.15.3 to Form S-1 filed on October 25, 2016).
10.35†	Letter Agreement, dated as of October 31, 2024, between Athene Holding Ltd. and Martin P. Klein. (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on February 24, 2025).
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

ATHENE HOLDING LTD.

Date: February 25, 2026	/s/ Louis-Jacques Tanguy
Louis-Jacques Tanguy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grant Kvalheim, Louis-Jacques Tanguy and Tyler Goode as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below:

Signatures	Title	Date

/s/ James R. Belardi	Executive Chairman and Chief Investment Officer	February 25, 2026
James R. Belardi	(Co-Principal Executive Officer)

/s/ Grant Kvalheim	Chief Executive Officer	February 25, 2026
Grant Kvalheim	(Co-Principal Executive Officer)

/s/ Louis-Jacques Tanguy	Executive Vice President and Chief Financial Officer	February 25, 2026
Louis-Jacques Tanguy	(Principal Financial Officer)

/s/ Tyler Goode	Senior Vice President and Corporate Controller	February 25, 2026
Tyler Goode	(Principal Accounting Officer)

/s/ Marc Beilinson	Director	February 25, 2026
Marc Beilinson

/s/ Mitra Hormozi	Director	February 25, 2026
Mitra Hormozi

/s/ Bogdan Ignaschenko	Director	February 25, 2026
Bogdan Ignaschenko

/s/ Brian Leach	Director	February 25, 2026
Brian Leach

/s/ Joseph Manchin III	Director	February 25, 2026
Joseph Manchin III

Signatures	Title	Date

/s/ Dr. Manfred Puffer	Director	February 25, 2026
Dr. Manfred Puffer

/s/ Lawrence J. Ruisi	Director	February 25, 2026
Lawrence J. Ruisi

/s/ Vishal Sheth	Director	February 25, 2026
Vishal Sheth

/s/ Lynn Swann	Director	February 25, 2026
Lynn Swann

/s/ Hope Schefler Taitz	Director	February 25, 2026
Hope Schefler Taitz