Form 10-Q
period 2026-03-31
Athene Holding Ltd.
filed 2026-05-07
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2026, 203,805 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity, cash flows and performance may differ materially from that made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

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
•our dependence on key executives and our inability to attract qualified personnel;
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
•increases in our tax liability resulting from the implementation in various jurisdictions of measures to introduce the Organisation for Economic Co-operation and Development’s (OECD) “Pillar Two” global minimum tax initiative, or similar rules in other jurisdictions (including the enacted corporate income tax in Bermuda or otherwise);
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
•the failure of third-party ACRA investors to fund their capital commitment obligations; and
•other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2025 Annual Report and those discussed elsewhere in this report and in our 2025 Annual Report.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, L.P.
AAA Lux	Apollo Aligned Alternatives Lux Aggregator, L.P.
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program
ADIP II	Apollo/Athene Dedicated Investment Program II
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
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

Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo LLC, together with its subsidiaries
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include our proportionate share of ACRA alternative investments based on our economic ownership.
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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

Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC Ratio.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity or life contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC, with immaterial adjustments for net assets at the holding company.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on deferred annuities, including, with respect to our indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges, excluding market value adjustments, and certain other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities, as well as surplus assets. Gross invested assets include (a) total investments on the condensed consolidated balance sheets with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and payments related to interest, maturities and repurchases of funding agreements.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities, as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) the change in fair value of reinsurance assets, (c) amortization of premium/discount on held-for-trading securities, (d) forward points gains and losses on foreign exchange derivative hedges, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder and institutional liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments), as well as integration, restructuring, stock compensation and certain other items which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder and institutional obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AAIA, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2026	December 31, 2025
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2026 – $202,108 and 2025 – $202,116; allowance for credit losses: 2026 – $743 and 2025 – $757)	$190,376	$192,597
Trading securities, at fair value	6,232	6,409
Equity securities, at fair value	763	822
Mortgage loans, at fair value	93,077	91,918
Investment funds	184	108
Policy loans	296	301
Funds withheld at interest (portion at fair value: 2026 – $(2,540) and 2025 – $(2,409))	14,514	15,413
Derivative assets	8,352	9,190
Short-term investments (portion at fair value: 2026 – $8 and 2025 – $33)	140	175
Other investments (portion at fair value: 2026 – $1,989 and 2025 – $1,818)	4,391	4,148
Total investments	318,325	321,081
Cash and cash equivalents	17,852	14,994
Restricted cash	1,159	1,332
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2026 – $29,635 and 2025 – $26,428)	29,415	26,444
Trading securities, at fair value	1,376	454
Equity securities, at fair value	—	266
Mortgage loans, at fair value	1,557	1,486
Investment funds (portion at fair value: 2026 – $2,310 and 2025 – $1,318)	3,136	2,149
Funds withheld at interest (portion at fair value: 2026 – $(381) and 2025 – $(356))	3,959	4,215
Short-term investments	18	18
Other investments, at fair value	341	344
Accrued investment income (related party: 2026 – $265 and 2025 – $241)	3,601	3,395
Reinsurance recoverable (related party: 2026 – $6,661 and 2025 – $6,336; portion at fair value: 2026 – $1,851 and 2025 – $1,911)	10,304	10,282
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,812	8,634
Goodwill	4,079	4,072
Other assets (related party: 2026 – $334 and 2025 – $284)	11,335	11,950
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2026 – $912 and 2025 – $978)	3,374	3,120
Mortgage loans, at fair value	2,031	2,140
Investment funds, at fair value (related party: 2026 – $25,360 and 2025 – $23,783)	25,649	24,070
Other investments	884	844
Cash and cash equivalents (restricted cash: 2026 – $17 and 2025 – $17)	298	569
Other assets	299	346
Total assets	$447,804	$442,205
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2026	December 31, 2025
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2026 – $5,077 and 2025 – $5,381; portion at fair value: 2026 – $14,293 and 2025 – $15,515)	$326,502	$315,889
Future policy benefits (related party: 2026 – $39 and 2025 – $36; portion at fair value: 2026 – $1,587 and 2025 – $1,615)	48,657	50,264
Market risk benefits (related party: 2026 – $285 and 2025 – $290)	5,010	4,930
Debt	7,840	7,848
Derivative liabilities	5,835	5,742
Payables for collateral on derivatives and securities to repurchase	8,529	11,085
Other liabilities (related party: 2026 – $6,746 and 2025 – $6,479)	9,600	9,097
Liabilities of consolidated variable interest entities (related party: 2026 – $719 and 2025 – $235)	2,131	1,712
Total liabilities	414,104	406,567
Commitments and Contingencies (Note 11)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,262	19,238
Retained earnings	1,706	3,895
Accumulated other comprehensive loss (related party: 2026 – $(243) and 2025 – $(112))	(3,120)	(2,641)
Total Athene Holding Ltd. stockholders’ equity	17,848	20,492
Noncontrolling interests	15,852	15,146
Total equity	33,700	35,638
Total liabilities and equity	$447,804	$442,205
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions)	2026	2025
Revenues
Premiums	$217	$127
Product charges	281	265
Net investment income (related party investment income of $536 and $443 for the three months ended March 31, 2026 and 2025, respectively; and related party investment expense of $410 and $371 for the three months ended March 31, 2026 and 2025, respectively)	4,769	3,991
Investment related gains (losses) (related party of $(25) and $65 for the three months ended March 31, 2026 and 2025, respectively)	(2,078)	(828)
Other revenues	4	4
Revenues of consolidated variable interest entities
Net investment income (related party of $3 and $15 for the three months ended March 31, 2026 and 2025, respectively)	68	77
Investment related gains (losses) (related party of $440 and $521 for the three months ended March 31, 2026 and 2025, respectively)	407	550
Total revenues	3,668	4,186
Benefits and expenses
Interest sensitive contract benefits (related party of $(34) and $(33) for the three months ended March 31, 2026 and 2025, respectively)	1,591	1,494
Future policy and other policy benefits	639	541
Market risk benefits remeasurement losses	259	385
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	337	267
Policy and other operating expenses (related party of $105 and $72 for the three months ended March 31, 2026 and 2025, respectively)	651	565
Total benefits and expenses	3,477	3,252
Income before income taxes	191	934
Income tax expense	1,673	175
Net income (loss)	(1,482)	759
Less: Net income attributable to noncontrolling interests	456	294
Net income (loss) attributable to Athene Holding Ltd. stockholders	(1,938)	465
Less: Preferred stock dividends	35	45
Net income (loss) available to Athene Holding Ltd. common stockholder	$(1,973)	$420

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions)	2026	2025
Net income (loss)	$(1,482)	$759
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(2,032)	1,492
Unrealized gains on hedging instruments	130	229
Remeasurement gains (losses) on future policy benefits related to discount rate	909	(528)
Remeasurement gains on market risk benefits related to credit risk	216	116
Foreign currency translation and other adjustments	(13)	36
Other comprehensive income (loss), before tax	(790)	1,345
Income tax expense (benefit) related to other comprehensive income (loss)	(150)	273
Other comprehensive income (loss)	(640)	1,072
Comprehensive income (loss)	(2,122)	1,831
Less: Comprehensive income attributable to noncontrolling interests	295	462
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$(2,417)	$1,369

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2025	$—	$—	$19,238	$3,895	$(2,641)	$20,492	$15,146	$35,638
Net income (loss)	—	—	—	(1,938)	—	(1,938)	456	(1,482)
Other comprehensive loss	—	—	—	—	(479)	(479)	(161)	(640)
Stock-based compensation allocation from parent	—	—	8	—	—	8	—	8
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from (distributions to) parent	—	—	16	(28)	—	(12)	—	(12)
Contributions from noncontrolling interests	—	—	—	—	—	—	126	126
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	539	539
Balance at March 31, 2026	$—	$—	$19,262	$1,706	$(3,120)	$17,848	$15,852	$33,700

	Three months ended
Balance at December 31, 2024	$—	$—	$19,588	$2,237	$(5,465)	$16,360	$9,514	$25,874
Net income	—	—	—	465	—	465	294	759
Other comprehensive income	—	—	—	—	904	904	168	1,072
Stock-based compensation allocation from parent	—	—	8	—	—	8	—	8
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from parent	—	—	15	—	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	—	—	(95)	(95)
Contributions from noncontrolling interests of consolidated variable interest entities, net of distributions and other	—	—	—	—	—	—	374	374
Balance at March 31, 2025	$—	$—	$19,611	$2,469	$(4,561)	$17,519	$10,255	$27,774

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income (loss)	$(1,482)	$759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	337	267
Net accretion of net investment premiums, discounts and other	(65)	(42)
Net investment income (related party: 2026 – $0 and 2025 – $(26))	(162)	(67)
Net recognized gains on investments and derivatives (related party: 2026 – $(376) and 2025 – $(681))	1,472	468
Policy acquisition costs deferred	(364)	(515)
Changes in operating assets and liabilities:
Accrued investment income	(206)	(75)
Interest sensitive contract liabilities	247	519
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2026 – $(28) and 2025 – $102)	(256)	(289)
Funds withheld assets (related party: 2026 – $10 and 2025 – $(82))	(35)	(525)
Other assets and liabilities	1,349	(74)
Net cash provided by operating activities	835	426
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2026 – $3,243 and 2025 – $1,142)	15,026	14,220
Trading securities (related party: 2026 – $68 and 2025 – $108)	1,165	364
Equity securities	52	50
Mortgage loans	4,797	2,461
Investment funds (related party: 2026 – $307 and 2025 – $37)	415	533
Derivative instruments and other investments	1,278	884
Short-term investments (related party: 2026 – $13 and 2025 – $157)	52	363
Purchases of:
Available-for-sale securities (related party: 2026 – $(6,408) and 2025 – $(2,219))	(18,204)	(24,554)
Trading securities (related party: 2026 – $(975) and 2025 – $(80))	(2,500)	(1,213)
Equity securities	—	(3)
Mortgage loans (related party: 2026 – $(121) and 2025 – $0)	(6,634)	(9,013)
Investment funds (related party: 2026 – $(2,122) and 2025 – $(538))	(2,309)	(539)
Derivative instruments and other investments	(1,160)	(942)
Short-term investments (related party: 2026 – $(13) and 2025 – $(198))	(16)	(210)
Other investing activities, net	162	884
Net cash used in investing activities	(7,876)	(16,715)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2026	2025
Cash flows from financing activities
Deposits on investment-type policies and contracts	19,652	25,306
Withdrawals on investment-type policies and contracts (related party: 2026 – $(60) and 2025 – $(79))	(7,831)	(5,248)
Capital contributions from noncontrolling interests	126	—
Capital contributions from noncontrolling interests of consolidated variable interest entities	604	371
Capital distributions to noncontrolling interests	(254)	(95)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(2,556)	(4,399)
Preferred stock dividends	(35)	(45)
Common stock dividends	(188)	(188)
Other financing activities, net	(62)	(267)
Net cash provided by financing activities	9,456	15,435
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net increase (decrease) in cash and cash equivalents	2,414	(851)
Cash and cash equivalents at beginning of year[1]	16,895	14,259
Cash and cash equivalents at end of period[1]	$19,309	$13,408

Supplementary information
Cash paid (refunded) for taxes	$(185)	$280
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2026 – $(333) and 2025 – $(494))	(323)	(483)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2026 – $198 and 2025 – $299)	1,138	1,761

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
•Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2), collectively defined as ACRA; and
•Athene Annuity and Life Company (AAIA), our parent US insurance company, and its subsidiaries.

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

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements, but does not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Interim Reporting – Narrow Scope Improvements (Accounting Standards Update (ASU) 2025-11)

The amendments update the guidance in Accounting Standards Codification (ASC) 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarify when the guidance applies. The amendments also provide additional direction on the disclosures required in interim reporting periods, including a new principle requiring entities that issue condensed statements to disclose events since the end of the last annual reporting period that have a material impact on the entity. The updates are effective for interim reporting periods beginning after December 15, 2027; early adoption is permitted. We are not anticipating material changes related to these updates, as the amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Financial Instruments – Credit Losses – Purchased Loans (ASU 2025-08)

The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in ASC 326 to include purchased seasoned loans, defined as either: (1) non-Purchased Credit Deteriorated (PCD) loans obtained in a business combination or (2) non-PCD loans that are obtained in an asset acquisition or upon consolidation of a VIE that is not a business (e.g., a financing vehicle holding loans or other financial assets) and that are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. The amendments are effective for annual periods beginning after December 15, 2026; early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

Derivatives and Hedging and Revenue from Contracts with Customers – Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (ASU 2025-07)

The amendments in this update refine the scope of derivatives within derivatives guidance by excluding certain non-exchange-traded contracts for which settlement is based on operations or activities specific to a party, unless settlement involves a market-based variable or a financial instrument. The updates also clarify that share-based noncash consideration from a customer in a revenue contract should be accounted for under revenue recognition guidance until the entity’s right to receive or retain the consideration becomes unconditional. The updates are effective for annual periods beginning after December 15, 2026; early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

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

Business Combinations and Consolidation – Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03)

The amendments in this update clarify the guidance in determining the accounting acquirer in a business combination involving a VIE. The amendments require that an entity apply the general guidance of identifying the acquirer under ASC 805, Business Combination, even when the legal acquiree is a VIE and the transaction is primarily effected by exchanging equity interests. This guidance is effective for us for the 2027 annual and interim periods; early adoption is permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. We are evaluating the impact of this guidance on our consolidated financial statements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Investments

Available-For-Sale (AFS) Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and redeemable preferred stock. Our AFS investment portfolio includes related party investments, primarily comprised of investments over which Apollo can exercise significant influence, which are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	March 31, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$20,138	$—	$50	$(1,389)	$18,799
US state, municipal and political subdivisions	942	—	—	(195)	747
Foreign governments	2,316	—	24	(668)	1,672
Corporate	95,501	(56)	649	(10,041)	86,053
CLO	23,415	—	436	(157)	23,694
ABS	38,062	(179)	1,101	(494)	38,490
CMBS	12,996	(91)	66	(328)	12,643
RMBS	8,738	(417)	235	(278)	8,278
Total AFS securities	202,108	(743)	2,561	(13,550)	190,376
AFS securities – related parties
Corporate	3,794	—	38	(101)	3,731
CLO	6,766	—	78	(46)	6,798
ABS	18,922	(1)	30	(218)	18,733
CMBS	153	—	—	—	153
Total AFS securities – related parties	29,635	(1)	146	(365)	29,415
Total AFS securities, including related parties	$231,743	$(744)	$2,707	$(13,915)	$219,791

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$18,008	$—	$116	$(1,226)	$16,898
US state, municipal and political subdivisions	954	—	—	(195)	759
Foreign governments	2,225	—	32	(598)	1,659
Corporate	97,166	(105)	1,291	(8,921)	89,431
CLO	25,730	—	648	(106)	26,272
ABS	35,275	(171)	823	(465)	35,462
CMBS	13,351	(70)	120	(317)	13,084
RMBS	9,407	(411)	300	(264)	9,032
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597
AFS securities – related parties
Corporate	2,663	—	76	(25)	2,714
CLO	7,103	—	121	(21)	7,203
ABS	16,500	(1)	45	(178)	16,366
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	26,428	(1)	242	(225)	26,444
Total AFS securities, including related parties	$228,544	$(758)	$3,572	$(12,317)	$219,041

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	March 31, 2026
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,297	$2,268
Due after one year through five years	22,166	21,849
Due after five years through ten years	22,404	21,387
Due after ten years	72,030	61,767
CLO, ABS, CMBS and RMBS	83,211	83,105
Total AFS securities	202,108	190,376
AFS securities – related parties
Due in one year or less	7	7
Due after one year through five years	1,134	1,145
Due after five years through ten years	845	849
Due after ten years	1,808	1,730
CLO, ABS and CMBS	25,841	25,684
Total AFS securities – related parties	29,635	29,415
Total AFS securities, including related parties	$231,743	$219,791

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2026
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$10,160	$(387)	$3,560	$(1,002)	$13,720	$(1,389)
US state, municipal and political subdivisions	34	(1)	694	(194)	728	(195)
Foreign governments	211	(17)	1,243	(651)	1,454	(668)
Corporate	27,209	(933)	35,853	(9,098)	63,062	(10,031)
CLO	13,048	(110)	967	(43)	14,015	(153)
ABS	11,219	(174)	4,495	(260)	15,714	(434)
CMBS	4,493	(28)	1,776	(244)	6,269	(272)
RMBS	761	(6)	694	(76)	1,455	(82)
Total AFS securities	67,135	(1,656)	49,282	(11,568)	116,417	(13,224)
AFS securities – related parties
Corporate	1,695	(97)	75	(1)	1,770	(98)
CLO	4,024	(41)	39	(3)	4,063	(44)
ABS	4,722	(21)	2,320	(179)	7,042	(200)
CMBS	76	—	19	—	95	—
Total AFS securities – related parties	10,517	(159)	2,453	(183)	12,970	(342)
Total AFS securities, including related parties	$77,652	$(1,815)	$51,735	$(11,751)	$129,387	$(13,566)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$5,987	$(96)	$4,068	$(1,130)	$10,055	$(1,226)
US state, municipal and political subdivisions	37	(1)	707	(194)	744	(195)
Foreign governments	84	(11)	1,326	(587)	1,410	(598)
Corporate	13,107	(284)	38,209	(8,602)	51,316	(8,886)
CLO	11,891	(59)	1,017	(45)	12,908	(104)
ABS	6,355	(165)	4,873	(263)	11,228	(428)
CMBS	1,663	(20)	1,446	(190)	3,109	(210)
RMBS	217	(2)	839	(90)	1,056	(92)
Total AFS securities	39,341	(638)	52,485	(11,101)	91,826	(11,739)
AFS securities – related parties
Corporate	390	(2)	377	(12)	767	(14)
CLO	4,215	(19)	95	(2)	4,310	(21)
ABS	2,069	(6)	3,076	(162)	5,145	(168)
CMBS	70	(1)	5	—	75	(1)
Total AFS securities – related parties	6,744	(28)	3,553	(176)	10,297	(204)
Total AFS securities, including related parties	$46,085	$(666)	$56,038	$(11,277)	$102,123	$(11,943)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	March 31, 2026
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	7,170	4,965
AFS securities – related parties	278	69

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended March 31, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$105	$—	$(49)	$—	$56
ABS	171	—	—	8	179
CMBS	70	—	—	21	91
RMBS	411	1	(14)	19	417
Total AFS securities	757	1	(63)	48	743
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$758	$1	$(63)	$48	$744

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$—	$(1)	$174
ABS	76	1	(1)	6	82
CMBS	60	—	—	—	60
RMBS	397	2	(7)	—	392
Total AFS securities	708	3	(8)	5	708
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$3	$(8)	$5	$709

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2026	2025
AFS securities	$3,065	$2,671
Trading securities	122	42
Equity securities	16	15
Mortgage loans	1,544	1,123
Investment funds	(4)	40
Funds withheld at interest	215	265
Other	248	232
Investment revenue	5,206	4,388
Investment expenses	(437)	(397)
Net investment income	$4,769	$3,991

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2026	2025
AFS securities[1]
Gross realized gains on investment activity	$122	$711
Gross realized losses on investment activity	(638)	(235)
Net realized investment gains (losses) on AFS securities	(516)	476
Net recognized investment gains (losses) on trading securities	(245)	80
Net recognized investment gains (losses) on equity securities	(31)	15
Net recognized investment gains (losses) on mortgage loans	(756)	1,014
Derivative losses	(941)	(1,512)
Provision for credit losses	2	(8)
Other gains (losses)	409	(893)
Investment related gains (losses)	$(2,078)	$(828)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $7,768 million and $8,945 million for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended March 31,
(In millions)	2026	2025
Trading securities	$(231)	$21
Equity securities	(7)	12

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements:

(In millions)	March 31, 2026	December 31, 2025
Less than 30 days	$—	$2,796
91 days to 1 year	750	—
Greater than 1 year	2,494	3,247
Payables for repurchase agreements	$3,244	$6,043

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2026		December 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$—	$—	$2,780	$2,787
Foreign governments	259	185	241	185
Corporate	2,082	1,787	2,022	1,785
CLO	609	605	611	608
ABS	526	508	584	568
CMBS	231	231	197	198
RMBS	93	94	93	94
Total securities pledged under repurchase agreements	$3,800	$3,410	$6,528	$6,225

As of December 31, 2025, $907 million of repurchase agreements were presented net of reverse repurchase agreements on the condensed consolidated balance sheets, and the agreements were net settled during the three months ended March 31, 2026.

Reverse Repurchase Agreements—As of March 31, 2026 and December 31, 2025, amounts loaned under reverse repurchase agreements were $150 million and $1,067 million, respectively, and the fair value of the collateral was $858 million, comprised primarily of asset-backed securities, and $1,822 million, comprised primarily of asset-backed securities and short-term investments, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	March 31, 2026	December 31, 2025
Commercial mortgage loans	$39,974	$38,869
Commercial mortgage loans under development	1,745	1,787
Total commercial mortgage loans	41,719	40,656
Mark to fair value	(1,705)	(1,585)
Commercial mortgage loans	40,014	39,071
Residential mortgage loans	56,125	55,613
Mark to fair value	526	860
Residential mortgage loans	56,651	56,473
Mortgage loans	$96,665	$95,544

We invest in commercial mortgage loans, primarily on income-producing properties including apartments, industrial properties, office buildings, hotels and retail buildings. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm whether properties are performing at a consistent and acceptable level to secure the related debt.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,539	36.3%	$15,458	39.5%
Industrial	9,491	23.7%	8,778	22.5%
Office building	4,558	11.4%	4,530	11.6%
Hotels	3,103	7.8%	2,773	7.1%
Retail	2,277	5.7%	2,061	5.3%
Other commercial	6,046	15.1%	5,471	14.0%
Total commercial mortgage loans	$40,014	100.0%	$39,071	100.0%

US region
East North Central	$1,949	4.9%	$1,883	4.8%
East South Central	411	1.0%	447	1.1%
Middle Atlantic	9,185	23.0%	9,323	23.9%
Mountain	1,626	4.1%	1,605	4.1%
New England	1,089	2.7%	1,088	2.8%
Pacific	5,666	14.2%	6,021	15.4%
South Atlantic	7,491	18.7%	6,919	17.7%
West North Central	789	2.0%	842	2.2%
West South Central	3,397	8.5%	3,175	8.1%
Total US region	31,603	79.1%	31,303	80.1%
International region
United Kingdom	3,169	7.9%	3,085	7.9%
Other international[1]	5,242	13.0%	4,683	12.0%
Total international region	8,411	20.9%	7,768	19.9%
Total commercial mortgage loans	$40,014	100.0%	$39,071	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2026	December 31, 2025
US States
California	23.0%	23.0%
Texas	15.1%	15.2%
Florida	10.5%	10.6%
Other[1]	42.7%	42.5%
Total US residential mortgage loan percentage	91.3%	91.3%
International[1]	8.7%	8.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following summarizes our investment funds, including related parties and consolidated VIEs:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Carrying value	Percentage of total	Carrying value	Percentage of total
Investment funds
Equity	$184	0.7%	$108	0.4%
Investment funds – related parties
Origination platforms	34	0.1%	33	0.1%
Retirement services platforms	2,533	8.8%	1,538	5.9%
Equity	266	0.9%	260	1.0%
Credit	297	1.0%	313	1.2%
Other	6	—%	5	—%
Total investment funds – related parties	3,136	10.8%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	9,450	32.6%	9,067	34.4%
Equity	10,578	36.5%	9,735	37.0%
Credit	3,385	11.7%	3,682	14.0%
Other	2,236	7.7%	1,586	6.0%
Total investment funds – consolidated VIEs	25,649	88.5%	24,070	91.4%
Total investment funds, including related parties and consolidated VIEs	$28,969	100.0%	$26,327	100.0%

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2026		December 31, 2025
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$184	$527	$108	$458
Investment in related parties – investment funds	3,136	4,306	2,149	5,859
Assets of consolidated VIEs – investment funds	25,649	30,922	24,070	29,991
Investment in fixed maturity securities	83,680	85,177	84,397	87,995
Investment in related parties – fixed maturity securities	26,119	28,218	24,184	26,717
Investment in related parties – equity securities	—	—	266	266
Total non-consolidated investments	$138,768	$149,150	$135,174	$151,286

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	March 31, 2026
Investment-grade ABS debt issued by AP Grange Holdings, LLC (AP Grange)[1]	$5,662
Investments in Atlas Securitized Products Holdings L.P. (Atlas)[2]	3,325
Investment-grade ABS debt issued by Fox Hedge L.P.	3,159
Investments in Athora Holding Ltd.[2]	3,150
Investment-grade ABS debt issued by Apollo Multi-Asset Prime Securities (AMAPS) 2, LLC[2]	3,000
Investment-grade ABS debt issued by AMAPS 3, LLC[2]	2,925
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,779
Investment-grade ABS debt issued by AMAPS 1, LLC[2]	2,544
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	2,116
Investment in Atlas Secured Advance Funding L.P.	1,964
Investment-grade corporate debt issued by Électricité de France SA	1,924

December 31, 2025
Investment-grade ABS debt issued by AP Grange[1]	$5,080
Investments in Atlas[2]	3,304
Investment-grade ABS debt issued by Fox Hedge L.P.	3,171
Investment-grade ABS debt issued by AMAPS 2, LLC[2]	3,000
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,791
Investment-grade ABS debt issued by AMAPS 1, LLC[2]	2,550
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	2,186
Investment-grade corporate debt issued by Électricité de France SA	2,068

[1] During the second quarter of 2026, AP Grange called the ABS debt outstanding. As a result, we will recognize a gain of $673 million in the second quarter of 2026.
[2] Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. For Atlas and Athora Holding Ltd. (together with its subsidiaries, Athora), see Note 10 – Related Parties for additional information.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	26,971	$787	$660	26,437	$560	$868
Forwards	1,950	99	21	2,302	81	34
Interest rate swaps	4,198	51	275	4,347	86	242
Forwards on net investments	243	5	—	234	—	—
Interest rate swaps	35,231	69	47	31,252	129	30
Total derivatives designated as hedges		1,011	1,003		856	1,174
Derivatives not designated as hedges
Equity options	100,871	5,683	327	97,259	6,905	170
Futures	52	88	—	890	192	1
Foreign currency swaps	20,398	335	561	19,248	230	744
Interest rate swaps and forwards	26,803	115	448	14,606	72	295
Other swaps	2,262	109	14	2,845	78	2
Foreign currency forwards	47,663	1,011	3,482	47,486	857	3,356
Embedded derivatives
Funds withheld, including related parties		(2,921)	46		(2,765)	150
Interest sensitive contract liabilities		—	13,549		—	14,749
Total derivatives not designated as hedges		4,420	18,427		5,569	19,467
Total derivatives		$5,431	$19,430		$6,425	$20,641

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by January 2036. During the three months ended March 31, 2026 and 2025, we recognized losses of $64 million and gains of $96 million, respectively, in other comprehensive income (OCI) associated with these hedges. There were no amounts deemed ineffective during the three months ended March 31, 2026 and 2025. As of March 31, 2026, we expected an estimated $5 million to be reclassified to income within the next 12 months based on current market economics; however, actual amounts recognized may vary as a result of changes in relevant market conditions.

Fair Value Hedges – We use foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $20,864 million and $21,324 million as of March 31, 2026 and December 31, 2025, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8,322 million and $8,449 million as of March 31, 2026 and December 31, 2025, respectively.

The following represents the carrying amount and the cumulative amount of fair value hedging adjustments of hedged liabilities, excluding liabilities solely hedging foreign currency risk and cumulative amounts related to foreign currency gains (losses):

	March 31, 2026		December 31, 2025
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,033	$87	$4,271	$77
Interest rate swaps	20,287	81	19,175	(20)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2026
Investment related gains (losses)
Foreign currency forwards	$40	$(36)	$4	$7	$—
Foreign currency swaps	173	(174)	(1)	—	—
Foreign currency interest rate swaps	(59)	58	(1)	—	—
Interest rate swaps	(107)	106	(1)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	24	(23)	1	—	—
Three months ended March 31, 2025
Investment related gains (losses)
Foreign currency forwards	(115)	104	(11)	10	—
Foreign currency swaps	(332)	359	27	—	—
Foreign currency interest rate swaps	137	(134)	3	—	—
Interest rate swaps	129	(125)	4	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(23)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended March 31,
(In millions)	2026	2025
Foreign currency forwards	$1	$26
Foreign currency swaps	193	107

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended March 31, 2026 and 2025, these derivatives had gains of $4 million and losses of $8 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2026 and December 31, 2025, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $18 million and $14 million, respectively. During the three months ended March 31, 2026 and 2025, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2026	2025
Equity options	$(1,155)	$(936)
Futures	(47)	(7)
Foreign currency swaps	436	(279)
Interest rate swaps and forwards and other swaps	(114)	(67)
Foreign currency forwards	46	(210)
Embedded derivatives on funds withheld	(161)	158
Amounts recognized in investment related gains (losses)	(995)	(1,341)
Embedded derivatives in indexed annuity products[1]	1,531	1,003
Total gains (losses) on derivatives not designated as hedges	$536	$(338)

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2026
Derivative assets	$8,352	$(2,726)	$(5,283)	$343	$(126)	$217
Derivative liabilities	(5,835)	2,726	2,566	(543)	591	48

December 31, 2025
Derivative assets	$9,190	$(2,602)	$(5,908)	$680	$(889)	$(209)
Derivative liabilities	(5,742)	2,602	2,491	(649)	561	(88)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, we may be required to settle an outstanding liability. We have written credit default swaps primarily on high-yield indices. As of March 31, 2026 and December 31, 2025, the carrying value of these derivatives was $107 million and $76 million in assets, respectively, and less than $1 million of liabilities as of each respective period. As of March 31, 2026 and December 31, 2025, the maximum amount of potential future payments on the credit default swaps was $985 million and $510 million, respectively.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2026	2025
Trading securities	$54	$47
Mortgage loans	32	43
Investment funds	4	1
Investment expenses and other	(22)	(14)
Net investment income	68	$77

Net recognized investment gains (losses) on trading securities	$(45)	$2
Net recognized investment gains on mortgage loans	2	20
Net recognized investment gains on investment funds	443	527
Net other gains	7	1
Investment related gains (losses)	$407	$550

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$18,799	$—	$18,799	$—	$—
US state, municipal and political subdivisions	747	—	—	747	—
Foreign governments	1,672	—	606	1,049	17
Corporate	86,053	—	9	79,616	6,428
CLO	23,694	—	—	23,694	—
ABS	38,490	—	—	13,706	24,784
CMBS	12,643	—	—	12,624	19
RMBS	8,278	—	—	7,867	411
Total AFS securities	190,376	—	19,414	139,303	31,659
Trading securities	6,232	—	24	6,065	143
Equity securities	763	—	179	576	8
Mortgage loans	93,077	—	—	—	93,077
Funds withheld at interest – embedded derivative	(2,540)	—	—	—	(2,540)
Derivative assets	8,352	—	109	8,241	2
Short-term investments	8	—	—	7	1
Other investments	1,989	—	—	1,280	709
Cash and cash equivalents	17,852	—	17,852	—	—
Restricted cash	1,159	—	1,159	—	—
Investments in related parties
AFS securities
Corporate	3,731	—	—	2,432	1,299
CLO	6,798	—	—	5,465	1,333
ABS	18,733	—	—	1,130	17,603
CMBS	153	—	—	153	—
Total AFS securities – related parties	29,415	—	—	9,180	20,235
Trading securities	1,376	—	—	—	1,376
Mortgage loans	1,557	—	—	—	1,557
Investment funds	2,310	—	—	—	2,310
Funds withheld at interest – embedded derivative	(381)	—	—	—	(381)
Other investments	341	—	—	—	341
Reinsurance recoverable	1,851	—	—	—	1,851
Other assets	183	—	—	—	183
Assets of consolidated VIEs
Trading securities	3,374	—	—	963	2,411
Mortgage loans	2,031	—	—	—	2,031
Investment funds	25,649	25,361	—	—	288
Cash and cash equivalents	298	—	298	—	—
Total assets measured at fair value	$385,272	$25,361	$39,035	$165,615	$155,261
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$13,549	$—	$—	$—	$13,549
Universal life benefits	744	—	—	—	744
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,061	—	—	—	1,061
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	526	—	—	—	526
Market risk benefits	5,010	—	—	—	5,010
Derivative liabilities	5,835	—	48	5,787	—
Other liabilities	143	—	—	—	143
Total liabilities measured at fair value	$26,868	$—	$48	$5,787	$21,033

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2025
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$16,898	$—	$16,898	$—	$—
US state, municipal and political subdivisions	759	—	—	759	—
Foreign governments	1,659	—	516	1,131	12
Corporate	89,431	—	10	82,771	6,650
CLO	26,272	—	—	26,272	—
ABS	35,462	—	—	13,255	22,207
CMBS	13,084	—	—	13,043	41
RMBS	9,032	—	—	8,593	439
Total AFS securities	192,597	—	17,424	145,824	29,349
Trading securities	6,409	—	24	6,367	18
Equity securities	822	—	185	629	8
Mortgage loans	91,918	—	—	—	91,918
Funds withheld at interest – embedded derivative	(2,409)	—	—	—	(2,409)
Derivative assets	9,190	—	206	8,982	2
Short-term investments	33	—	—	33	—
Other investments	1,818	—	—	1,057	761
Cash and cash equivalents	14,994	—	14,994	—	—
Restricted cash	1,332	—	1,332	—	—
Investments in related parties
AFS securities
Corporate	2,714	—	—	1,117	1,597
CLO	7,203	—	—	5,870	1,333
ABS	16,366	—	—	1,089	15,277
CMBS	161	—	—	161	—
Total AFS securities – related parties	26,444	—	—	8,237	18,207
Trading securities	454	—	—	—	454
Equity securities	266	—	—	—	266
Mortgage loans	1,486	—	—	—	1,486
Investment funds	1,318	—	—	—	1,318
Funds withheld at interest – embedded derivative	(356)	—	—	—	(356)
Other investments	344	—	—	—	344
Reinsurance recoverable	1,911	—	—	—	1,911
Other assets	214	—	—	—	214
Assets of consolidated VIEs
Trading securities	3,120	—	—	683	2,437
Mortgage loans	2,140	—	—	—	2,140
Investment funds	24,070	23,784	—	—	286
Cash and cash equivalents	569	—	569	—	—
Total assets measured at fair value	$378,684	$23,784	$34,734	$171,812	$148,354
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,749	$—	$—	$—	$14,749
Universal life benefits	766	—	—	—	766
Future policy benefits
AmerUs Closed Block	1,085	—	—	—	1,085
ILICO Closed Block and life benefits	530	—	—	—	530
Market risk benefits	4,930	—	—	—	4,930
Derivative liabilities	5,742	—	9	5,733	—
Other liabilities	254	—	—	—	254
Total liabilities measured at fair value	$28,056	$—	$9	$5,733	$22,314

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended March 31,
(In millions)	2026	2025
Trading securities	$(252)	$75
Mortgage loans	(751)	1,041
Investment funds	(9)	83
Future policy benefits	24	(5)
Other	6	12
Total gains (losses)	$(982)	$1,206

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	March 31, 2026	December 31, 2025
Unpaid principal balance	$97,844	$96,269
Mark to fair value	(1,179)	(725)
Fair value	$96,665	$95,544

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2026	December 31, 2025
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$860	$992
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(323)	(337)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$537	$655

Fair value of commercial mortgage loans 90 days or more past due	$313	$274
Fair value of commercial mortgage loans in non-accrual status	537	655

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2026	December 31, 2025
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$965	$826
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(83)	(85)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$882	$741

Fair value of residential mortgage loans 90 days or more past due[1]	$880	$741
Fair value of residential mortgage loans in non-accrual status	801	678

1 As of March 31, 2026 and December 31, 2025 includes $81 million and $63 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended March 31,
(In millions)	2026	2025
Mortgage loans	$(24)	$(3)

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

	Three months ended March 31, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$12	$—	$—	$5	$—	$17	$—	$—
Corporate	6,650	(1)	(153)	648	(716)	6,428	(8)	(152)
ABS	22,207	(57)	(163)	2,963	(166)	24,784	(66)	(167)
CMBS	41	—	—	(22)	—	19	—	—
RMBS	439	4	—	(32)	—	411	—	1
Trading securities	18	(1)	—	128	(2)	143	—	—
Equity securities	8	—	—	—	—	8	—	—
Mortgage loans	91,918	(746)	—	1,905	—	93,077	(749)	—
Funds withheld at interest – embedded derivative	(2,409)	(131)	—	—	—	(2,540)	—	—
Derivative assets	2	—	—	—	—	2	—	—
Short-term investments	—	—	—	1	—	1	—	—
Other investments	761	—	—	(52)	—	709	—	—
Investments in related parties
AFS securities
Corporate	1,597	14	1	(313)	—	1,299	—	2
CLO	1,333	—	—	—	—	1,333	—	(1)
ABS	15,277	2	(49)	2,367	6	17,603	—	(51)
Trading securities	454	(22)	—	944	—	1,376	(12)	—
Equity securities	266	(4)	—	(262)	—	—	—	—
Mortgage loans	1,486	(7)	—	78	—	1,557	(7)	—
Investment funds	1,318	(9)	—	1,001	—	2,310	(9)	—
Funds withheld at interest – embedded derivative	(356)	(25)	—	—	—	(381)	—	—
Other investments	344	(3)	—	—	—	341	(4)	—
Reinsurance recoverable	1,911	(84)	—	24	—	1,851	—	—
Assets of consolidated VIEs
Trading securities	2,437	(46)	—	70	(50)	2,411	(46)	—
Mortgage loans	2,140	2	—	(111)	—	2,031	6	—
Investment funds	286	2	—	—	—	288	2	—
Total Level 3 assets	$148,140	$(1,112)	$(364)	$9,342	$(928)	$155,078	$(893)	$(368)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(14,749)	$1,531	$—	$(331)	$—	$(13,549)	$—	$—
Universal life benefits	(766)	22	—	—	—	(744)	—	—
Future policy benefits
AmerUs Closed Block	(1,085)	24	—	—	—	(1,061)	—	—
ILICO Closed Block and life benefits	(530)	4	—	—	—	(526)	—	—
Other liabilities	(254)	111	—	—	—	(143)	—	—
Total Level 3 liabilities	$(17,384)	$1,692	$—	$(331)	$—	$(16,023)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$5	$—	$—	$—	$5	$—	$—	$—
Corporate	897	—	(141)	(108)	648	—	(716)	(716)
ABS	3,441	—	(31)	(447)	2,963	—	(166)	(166)
CMBS	—	—	(22)	—	(22)	—	—	—
RMBS	—	—	—	(32)	(32)	—	—	—
Trading securities	129	—	—	(1)	128	—	(2)	(2)
Mortgage loans	6,514	—	(30)	(4,579)	1,905	—	—	—
Short-term investments	2	—	—	(1)	1	—	—	—
Other investments	—	—	—	(52)	(52)	—	—	—
Investments in related parties
AFS securities
Corporate	4	—	—	(317)	(313)	—	—	—
ABS	4,765	—	(82)	(2,316)	2,367	6	—	6
Trading securities	947	—	—	(3)	944	—	—	—
Equity securities	—	—	—	(262)	(262)	—	—	—
Mortgage loans	121	—	—	(43)	78	—	—	—
Investment funds	1,006	—	(5)	—	1,001	—	—	—
Reinsurance recoverable	—	30	—	(6)	24	—	—	—
Assets of consolidated VIEs
Trading securities	146	—	(76)	—	70	—	(50)	(50)
Mortgage loans	65	—	(42)	(134)	(111)	—	—	—
Total Level 3 assets	$18,042	$30	$(429)	$(8,301)	$9,342	$6	$(934)	$(928)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(617)	$—	$286	$(331)	$—	$—	$—
Total Level 3 liabilities	$—	$(617)	$—	$286	$(331)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$1,555	$—	$(6)	$(128)	$1,421	$96	$(274)	$(178)
ABS	466	—	(12)	(298)	156	242	(4,544)	(4,302)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	49	—	—	(2)	47	—	—	—
Trading securities	—	—	—	(1)	(1)	—	(14)	(14)
Mortgage loans	9,010	—	(132)	(2,201)	6,677	—	—	—
Short-term investments	12	—	—	(132)	(120)	—	(1)	(1)
Investments in related parties
AFS securities
Corporate	9	—	—	(3)	6	—	—	—
CLO	376	—	—	—	376	—	—	—
ABS	1,204	—	—	(580)	624	—	—	—
Trading securities	22	—	(91)	(67)	(136)	—	—	—
Mortgage loans	—	—	(15)	—	(15)	—	—	—
Reinsurance recoverable	—	41	—	(3)	38	—	—	—
Assets of consolidated VIEs
Trading securities	234	—	(73)	—	161	—	(12)	(12)
Mortgage loans	15	—	(7)	(95)	(87)	—	—	—
Investment funds	—	—	(496)	—	(496)	—	—	—
Other investments	—	—	(16)	—	(16)	—	—	—
Total Level 3 assets	$12,980	$41	$(848)	$(3,510)	$8,663	$351	$(4,859)	$(4,508)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(752)	$—	$244	$(508)	$—	$—	$—
Other liabilities	—	—	—	1	1	—	—	—
Total Level 3 liabilities	$—	$(752)	$—	$245	$(507)	$—	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following summarizes our significant unobservable inputs:

	March 31, 2026
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$37,983	Discounted cash flow	Discount rate	3.0%	23.5%	6.7%	[1]	Decrease
Mortgage loans	96,665	Discounted cash flow	Discount rate	1.4%	31.4%	6.7%	[1]	Decrease
Investment funds	147	Discounted cash flow	Discount rate	14.0%	14.0%	14.0%	[1]	Decrease
	288	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
	2,163	Adjusted transaction value	N/A	N/A	N/A	N/A		N/A
Interest sensitive contract liabilities –indexed annuities embedded derivatives	13,549	Discounted cash flow	Nonperformance risk	0.5%	1.3%	0.8%	[2]	Decrease
			Option budget	0.5%	5.9%	3.1%	[3]	Increase
			Surrender rate	6.2%	14.0%	9.7%	[3]	Decrease

	December 31, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$32,312	Discounted cash flow	Discount rate	2.8%	22.9%	6.4%	[1]	Decrease
Mortgage loans	95,524	Discounted cash flow	Discount rate	1.0%	31.5%	6.5%	[1]	Decrease
	20	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
Investment funds	1,313	Discounted cash flow	Discount rate	13.0%	14.0%	13.1%	[1]	Decrease
	286	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
	5	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A
Interest sensitive contract liabilities –indexed annuities embedded derivatives	14,749	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.6%	[2]	Decrease
			Option budget	0.5%	5.9%	3.1%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.6%	[3]	Decrease

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

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2026
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$184	$184	$184	$—	$—	$—
Policy loans	296	296	—	—	296	—
Funds withheld at interest	17,054	17,054	—	—	—	17,054
Short-term investments	132	132	—	—	—	132
Other investments	64	44	—	—	—	44
Investments in related parties
Investment funds	826	826	826	—	—	—
Funds withheld at interest	4,340	4,340	—	—	—	4,340
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$22,914	$22,894	$1,010	$—	$314	$21,570

Financial liabilities
Interest sensitive contract liabilities	$268,841	$263,060	$—	$—	$—	$263,060
Debt	7,840	7,172	—	546	6,626	—
Securities to repurchase	3,244	3,244	—	—	3,244	—
Funds withheld liability	6,247	6,247	—	—	—	6,247
Total financial liabilities not carried at fair value	$286,172	$279,723	$—	$546	$9,870	$269,307

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	301	301	—	—	301	—
Funds withheld at interest	17,822	17,822	—	—	—	17,822
Short-term investments	1,049	1,049	—	—	907	142
Other investments	57	67	—	—	—	67
Investments in related parties
Investment funds	831	831	831	—	—	—
Funds withheld at interest	4,571	4,571	—	—	—	4,571
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$24,757	$24,767	$939	$—	$1,226	$22,602

Financial liabilities
Interest sensitive contract liabilities	$257,022	$254,089	$—	$—	$—	$254,089
Debt	7,848	7,498	—	576	6,922	—
Securities to repurchase	6,043	6,043	—	—	6,043	—
Funds withheld liability	5,946	5,946	—	—	—	5,946
Total financial liabilities not carried at fair value	$276,859	$273,576	$—	$576	$12,965	$260,035

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC) and deferred sales inducement (DSI) by product, and a rollforward of value of business acquired (VOBA). See Note 7 – Long-duration Contracts for more information on our products.

	Three months ended March 31, 2026
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2025	$1,471	$3,135	$66	$25	$2,111	$1,826	$8,634
Additions	142	204	6	12	151	—	515
Amortization	(105)	(84)	(7)	(1)	(60)	(80)	(337)
Balance at March 31, 2026	$1,508	$3,255	$65	$36	$2,202	$1,746	$8,812

	Three months ended March 31, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	237	258	19	1	184	—	699
Amortization	(81)	(58)	(5)	—	(40)	(83)	(267)
Other	1	—	—	—	—	—	1
Balance at March 31, 2025	$1,315	$2,478	$54	$12	$1,620	$2,127	$7,606

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
▪traditional deferred annuities (which includes individual and group deferred annuities);
▪indexed annuities consisting of fixed indexed, index-linked variable annuities, and assumed indexed universal life without significant mortality risk;
▪funding agreements; and
▪other investment-type contracts comprising of immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Three months ended March 31, 2026
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2025	$109,201	$105,317	$85,555	$8,821	$308,894
Deposits	7,122	3,430	8,531	728	19,811
Policy charges	—	(210)	—	—	(210)
Surrenders and withdrawals	(2,407)	(2,818)	(47)	(26)	(5,298)
Benefit payments	(362)	(415)	(3,892)	(64)	(4,733)
Interest credited	1,264	1,031	899	60	3,254
Foreign exchange	(55)	1	(187)	(56)	(297)
Other	—	—	(122)	(38)	(160)
Balance at March 31, 2026	$114,763	$106,336	$90,737	$9,425	$321,261

Weighted average crediting rate	4.7%	2.8%	4.5%	3.0%
Net amount at risk	$423	$17,214	$—	$17
Cash surrender value	107,870	97,474	—	6,627

	Three months ended March 31, 2025
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	10,515	4,127	10,744	118	25,504
Policy charges	—	(186)	—	—	(186)
Surrenders and withdrawals	(1,305)	(2,824)	—	(19)	(4,148)
Benefit payments	(342)	(391)	(2,768)	(86)	(3,587)
Interest credited	993	840	644	54	2,531
Foreign exchange	175	2	287	230	694
Other	—	—	144	(9)	135
Balance at March 31, 2025	$96,697	$99,429	$63,819	$8,318	$268,263

Weighted average crediting rate	4.6%	2.6%	4.6%	2.7%
Net amount at risk	$421	$15,599	$—	$45
Cash surrender value	90,843	90,820	—	6,907

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	March 31,
(In millions)	2026	2025
Traditional deferred annuities	$114,763	$96,697
Indexed annuities	106,336	99,429
Funding agreements	90,737	63,819
Other investment-type	9,425	8,318
Reconciling items[1]	5,241	5,176
Interest sensitive contract liabilities	$326,502	$273,439

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

	March 31, 2026
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,979	$1,750	$92,399	$99,128
2.0% – < 4.0%	5,464	532	5,017	11,013
4.0% – < 6.0%	4,617	1	1	4,619
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,063	$2,283	$97,417	$114,763

Indexed annuities
< 2.0%	$1,405	$1,039	$3,570	$6,014
2.0% – < 4.0%	3,532	153	—	3,685
Total indexed annuities with GMCR	4,937	1,192	3,570	9,699
Other[1]				96,637
Total indexed annuities				$106,336

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	March 31, 2025
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,759	$1,620	$77,515	$83,894
2.0% – < 4.0%	6,194	634	1,997	8,825
4.0% – < 6.0%	3,972	2	1	3,975
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,928	$2,256	$79,513	$96,697

Indexed annuities
< 2.0%	$1,658	$1,211	$3,129	$5,998
2.0% – < 4.0%	4,276	44	186	4,506
Total indexed annuities with GMCR	5,934	1,255	3,315	10,504
Other[1]				88,925
Total indexed annuities				$99,429

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

The following is a rollforward by product within future policy benefits:

	Three months ended March 31, 2026
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$1,402	$1,402
Effect of changes in discount rate assumptions	—	(25)	(25)
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Beginning balance at original discount rate	—	1,378	1,378
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,374	1,374
Issuances	—	4	4
Interest accrual	—	13	13
Net premium collected	—	(82)	(82)
Foreign exchange	—	(9)	(9)
Ending balance at original discount rate	—	1,300	1,300
Effect of changes in discount rate assumptions	—	7	7
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,306	$1,306
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,058	$3,795	$45,853
Effect of changes in discount rate assumptions	5,941	1,036	6,977
Effect of foreign exchange on the change in discount rate assumptions	21	(47)	(26)
Beginning balance at original discount rate	48,020	4,784	52,804
Effect of actual to expected experience	(2)	13	11
Adjusted balance	48,018	4,797	52,815
Issuances	127	4	131
Interest accrual	433	43	476
Benefit payments	(1,082)	(88)	(1,170)
Foreign exchange	(14)	(38)	(52)
Ending balance at original discount rate	47,482	4,718	52,200
Effect of changes in discount rate assumptions	(6,753)	(1,151)	(7,904)
Effect of foreign exchange on the change in discount rate assumptions	(14)	61	47
Ending balance, present value of expected future policy benefits	40,715	3,628	44,343
Less: Present value of expected net premiums	—	1,306	1,306
Net future policy benefits	$40,715	$2,322	$43,037

Weighted-average liability duration (in years)	9.2	20.1
Weighted-average interest accretion rate	3.7%	5.2%
Weighted-average current discount rate	5.5%	6.5%
Expected future gross premiums, undiscounted	$—	$1,844
Expected future gross premiums, discounted[1]	—	1,484
Expected future benefit payments, undiscounted	69,188	11,477

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2025
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Interest accrual	—	4	4
Net premium collected	—	(47)	(47)
Foreign exchange	—	40	40
Ending balance at original discount rate	—	849	849
Effect of changes in discount rate assumptions	—	20	20
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$868	$868
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of actual to expected experience	(42)	2	(40)
Adjusted balance	49,592	2,918	52,510
Issuances	75	—	75
Interest accrual	442	17	459
Benefit payments	(1,132)	(22)	(1,154)
Foreign exchange	25	143	168
Ending balance at original discount rate	49,002	3,056	52,058
Effect of changes in discount rate assumptions	(6,778)	(288)	(7,066)
Effect of foreign exchange on the change in discount rate assumptions	(6)	(10)	(16)
Ending balance, present value of expected future policy benefits	42,218	2,758	44,976
Less: Present value of expected net premiums	—	868	868
Net future policy benefits	$42,218	$1,890	$44,108

Weighted-average liability duration (in years)	9.4	30.0
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.4%	4.7%
Expected future gross premiums, undiscounted	$—	$1,073
Expected future gross premiums, discounted[1]	—	927
Expected future benefit payments, undiscounted	71,699	10,126

[1] Discounted at the original discount rate.

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	March 31,
(In millions)	2026	2025
Payout annuities with life contingencies	$40,715	$42,218
Whole life	2,322	1,890
Reconciling items[1]	5,620	5,789
Future policy benefits	$48,657	$49,897

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income (loss):

	Premiums		Interest expense
	Three months ended March 31,		Three months ended March 31,
(In millions)	2026	2025	2026	2025
Payout annuities with life contingencies	$119	$70	$433	$442
Whole life	91	51	29	12
Reconciling items[1]	7	6	—	—
Total	$217	$127	$462	$454

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

During the three months ended March 31, 2026, the present value of expected future policy benefits decreased by $1,510 million, which was driven by $1,170 million of benefit payments and a $909 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $476 million of interest accruals and $131 million of issuances.

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

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income (loss):

	Three months ended March 31,
(In millions)	2026	2025
Reserves	$(15)	$40
Deferred profit liability	23	1
Negative VOBA	(2)	—
Total remeasurement gains (losses)	$6	$41

During the three months ended March 31, 2026 and 2025, we recorded reserve increases of $6 million and $8 million, respectively, on the condensed consolidated statements of income (loss) as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Three months ended March 31, 2026
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2025	$205	$4,511	$4,716
Effect of changes in instrument-specific credit risk	(5)	(255)	(260)
Balance, beginning of period, before changes in instrument-specific credit risk	200	4,256	4,456
Issuances	—	64	64
Interest accrual	2	46	48
Attributed fees collected	—	106	106
Benefit payments	(1)	(22)	(23)
Effect of changes in interest rates	(1)	(23)	(24)
Effect of changes in equity	—	116	116
Effect of actual policyholder behavior compared to expected behavior	2	38	40
Balance, end of period, before changes in instrument-specific credit risk	202	4,581	4,783
Effect of changes in instrument-specific credit risk	1	43	44
Balance at March 31, 2026	203	4,624	4,827
Less: Reinsurance recoverable	—	78	78
Balance at March 31, 2026, net of reinsurance	$203	$4,546	$4,749

Net amount at risk	$423	$17,214
Weighted-average attained age of contract holders (in years)	77	70

	Three months ended March 31, 2025
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	87	87
Interest accrual	2	42	44
Attributed fees collected	—	93	93
Benefit payments	(1)	(14)	(15)
Effect of changes in interest rates	6	183	189
Effect of changes in equity	—	50	50
Effect of actual policyholder behavior compared to expected behavior	—	30	30
Balance, end of period, before changes in instrument-specific credit risk	194	3,842	4,036
Effect of changes in instrument-specific credit risk	—	41	41
Balance at March 31, 2025	194	3,883	4,077
Less: Reinsurance recoverable	—	47	47
Balance at March 31, 2025, net of reinsurance	$194	$3,836	$4,030

Net amount at risk	$421	$15,599
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	March 31, 2026			March 31, 2025
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$203	$203	$—	$194	$194
Indexed annuities	183	4,807	4,624	285	4,168	3,883
Total	$183	$5,010	$4,827	$285	$4,362	$4,077

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2026, net market risk benefit liabilities increased by $111 million, which was primarily driven by $116 million of changes in equity, $106 million in fees collected from policyholders, $64 million of issuances and $48 million of interest accruals, partially offset by $216 million of changes in instrument-specific credit risk.

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

The following summarizes the unobservable inputs for market risk benefits:

	March 31, 2026
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,827	Discounted cash flow	Nonperformance risk	0.5%	1.3%	1.1%	[1]	Decrease
			Option budget	0.5%	5.9%	2.7%	[2]	Decrease
			Surrender rate	3.9%	7.9%	5.2%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.5%	[3]	Increase

	March 31, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,077	Discounted cash flow	Nonperformance risk	0.5%	1.3%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.4%	[2]	Decrease
			Surrender rate	3.1%	6.8%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	85.1%	[3]	Increase

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(6,372)	$(252)	$(18)	$4,137	$(169)	$33	$(2,641)
Other comprehensive income (loss) before reclassifications	(2,089)	(13)	137	909	216	(13)	(853)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(61)	(9)	7	—	—	—	(63)
Less: Income tax expense (benefit)	(406)	(1)	28	186	45	(2)	(150)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(415)	(6)	4	229	30	(3)	(161)
Balance at March 31, 2026	$(7,579)	$(249)	$80	$4,631	$(28)	$25	$(3,120)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,171)	$(284)	$(120)	$4,235	$(103)	$(22)	$(5,465)
Other comprehensive income (loss) before reclassifications	1,338	(37)	239	(528)	116	36	1,164
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(191)	—	10	—	—	—	(181)
Less: Income tax expense (benefit)	312	(8)	48	(110)	24	7	273
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	260	—	62	(169)	12	3	168
Balance at March 31, 2025	$(8,214)	$(313)	$(1)	$3,986	$(23)	$4	$(4,561)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

9. Income Taxes

The income tax expense was $1,673 million and $175 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was 876% and 19% for the three months ended March 31, 2026 and 2025, respectively. The income tax expense considers US federal, US state, local and foreign income taxes. The most significant reconciling items relate to US noncontrolling interests and Bermuda corporate income tax.

On January 5, 2026, the OECD issued guidance exempting US-parented groups from the Income Inclusion Rule (IIR) or Undertaxed Profits Rule (UTPR) taxes under the Pillar Two regime. The United Kingdom (UK) government has publicly announced its intention to enact this guidance into law. While the precise timing of such enactment is subject to the UK government’s legislative process, once enacted, we expect that Athene and ACRA entities would be exempt from the IIR and UTPR taxes in the UK. In light of these developments, and our expectation that maintaining alignment between the Bermuda Corporate Income Tax Act 2023 (Bermuda CIT) and Pillar Two tax groups would no longer be beneficial, in January 2026, we revoked ACRA’s election to be subject to the Bermuda CIT.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the foregoing, in the first quarter of 2026, we recorded a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized. This resulted in a reduction to other assets and a corresponding increase to income tax expense equal to the net amount of the Bermuda deferred tax assets of $1.7 billion.

Separately, pursuant to the executed US and UK tax sharing agreement between AGM and us, AGM makes tax settlement payments to us for the usage of a portion of our tax attributes. We have elected to distribute these hypothetical deferred tax assets and no longer include them on our separate company balance sheet. We will continue to evaluate the likelihood of realizing the benefit of these hypothetical deferred tax assets and may record a valuation allowance for these hypothetical deferred tax assets if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized on a separate company basis.

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

Under our fee agreement with Apollo, we pay Apollo a base management fee of (1) 0.225% per year on a monthly basis equal to the lesser of (A) $103.4 billion, which represents the aggregate fair market value of substantially all of the assets in substantially all of the accounts of or relating to us (collectively, the Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value of such assets, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. In addition to the base and sub-allocation fees specified above, we may pay Apollo a target annual performance fee of $37.5 million, with the amount of the annual performance fee ranging from between 0% and 200% of such target amount, based on our spread related earnings for the year relative to our targets.

During the three months ended March 31, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $399 million and $361 million, respectively, and additional sub-advisory and other fees incurred to Apollo Insurance Solutions Group LP (ISG) for the benefit of third-party service providers of $11 million and $10 million, respectively. Management fees are net of any waivers or rebates and included within net investment income on the condensed consolidated statements of income (loss). As of March 31, 2026 and December 31, 2025, management fees payable were $160 million and $134 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA, including any noncontrolling interests associated with ACRA 1 and ACRA 2.

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

We also consolidate Apollo Aligned Alternatives Lux Aggregator, L.P. (AAA Lux) as a VIE. AAA Lux provides a single vehicle designed primarily for foreign investors to participate in a portfolio of alternative investments, including alternative investments in which AAA participates.

Athora – We have investments in Athora’s common equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and other securities summarized as follows:

(In millions)	March 31, 2026	December 31, 2025
Investment fund	$2,163	$1,171
Corporate debt securities	987	50
Non-redeemable preferred equity	—	266
Total investment in Athora	$3,150	$1,487

During the three months ended March 31, 2026, Athora completed the acquisition of a UK insurer (Athora transaction). In connection with the Athora transaction, we funded a series of investments to provide Athora financing for the acquisition. These transactions included the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity and additional purchases of Athora common equity, as well as purchases of corporate debt securities which are classified as related party trading or AFS securities on the condensed consolidated balance sheets.

Additionally, as of March 31, 2026 and December 31, 2025, we had $29 million of funding agreements outstanding to Athora as of each respective period. As of March 31, 2026, we had commitments to make additional investments in Athora of $136 million.

Atlas – We have an equity investment in Atlas, an asset-backed specialty lender, indirectly through our investments in AAA and AAA Lux. As of March 31, 2026 and December 31, 2025, we held $6,146 million and $5,679 million, respectively, of related party AFS securities issued by Atlas or its affiliates. As of March 31, 2026, we had commitments to make additional investments in Atlas of $1,343 million. See Note 11 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). As of March 31, 2026 and December 31, 2025, we held $225 million and $220 million, respectively, of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the condensed consolidated balance sheets.

We have a strategic modco reinsurance agreement with Catalina to cede certain in force funding agreements. We elected the fair value option on this agreement and had a liability of $97 million and $103 million as of March 31, 2026 and December 31, 2025, respectively, which is included in other liabilities on the condensed consolidated balance sheets. We also have a modco reinsurance agreement with Catalina to cede a quota share of certain of our retail deferred annuity products. As of March 31, 2026 and December 31, 2025, we had a reinsurance recoverable balance of $6,661 million and $6,336 million, respectively, related to this agreement.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
MidCap FinCo LLC (together with its subsidiaries, MidCap Financial) – We have various investments in MidCap Financial including investments through AAA and AAA Lux, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of March 31, 2026 and December 31, 2025, we held securities issued by MidCap Financial and its affiliates of $2,796 million and $1,704 million, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

Skylign Aviation Holdings, L.P. (together with its subsidiaries, Skylign) – We have investments in Skylign, a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA and AAA Lux. We had direct investments in Skylign notes of $530 million and $566 million as of March 31, 2026 and December 31, 2025, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

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

(In millions)	March 31, 2026	December 31, 2025
AFS securities	$102	$105
Investment fund	223	226
Other investments	341	344
Total investments in VA Capital and Venerable	$666	$675

Additionally, we consolidate AP Violet ATH Holdings, L.P. (AP Violet). AP Violet’s investment fund primarily represents an interest in VA Capital and was $146 million and $142 million as of March 31, 2026 and December 31, 2025, respectively.

Wheels Inc. (Wheels) – We invest in Wheels indirectly through our investments in AAA and AAA Lux. We also directly hold securities issued by Wheels of $960 million and $949 million as of March 31, 2026 and December 31, 2025, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also had commitments to make additional investments in Wheels of $44 million as of March 31, 2026.

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

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended March 31,
(In millions)	2026	2025
Contributions from ADIP	$126	$—
Distributions to ADIP	(254)	(95)

Additionally, as of March 31, 2026 and December 31, 2025, we had $390 million and $365 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

In addition, we hold investments in ADIP, which are accounted for as equity method investments and included in related party investment funds on the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, these investments were $215 million and $231 million, respectively. We also had commitments to make additional investments in ADIP of $359 million as of March 31, 2026.

Apollo Commercial Real Estate Finance, Inc. (ARI) – On January 27, 2026, we entered into a definitive agreement to acquire an approximately $9 billion portfolio of commercial mortgage loans from ARI. The purchase price is based on 99.7% of the total commitment amounts of the loans, subject to adjustments as provided in the definitive agreement. The transaction closed on April 24, 2026.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2028, or earlier at AHL’s request. The note receivable had an outstanding balance of $280 million and $227 million as of March 31, 2026 and December 31, 2025, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note payable as of March 31, 2026 and December 31, 2025.

11. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $36.1 billion as of March 31, 2026. These commitments primarily include capital contributions to investment funds and mortgage loan commitments. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2026 and December 31, 2025, we had $28.2 billion and $23.3 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of March 31, 2026 and December 31, 2025, we had $34.5 billion and $34.6 billion, respectively, of FABN funding agreements outstanding. We had $10.5 billion of board-authorized FABN capacity remaining as of March 31, 2026.

We also issue secured and other funding agreements. Secured funding agreements issued under our funding agreement backed repurchase agreement (FABR) program involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of March 31, 2026 and December 31, 2025, we had $27.6 billion and $27.1 billion, respectively, of secured and other funding agreements outstanding, of which $21.5 billion and $21.0 billion were issued under the FABR program, respectively, and $6.1 billion and $6.1 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)—The restricted investments and cash balances included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2026	December 31, 2025
AFS securities	$58,572	$59,336
Trading securities	3,409	3,350
Equity securities	223	156
Mortgage loans	45,690	44,204
Investment funds	295	293
Derivative assets	141	160
Other investments	2,140	1,880
Restricted cash	1,176	1,349
Total restricted assets	$111,646	$110,728

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $986 million as of March 31, 2026. These letters of credit were issued for our reinsurance program and have expirations through June 19, 2028.

Assurance Letter—In connection with our, Apollo and Credit Suisse AG’s (CS) previously announced transaction, Atlas acquired certain assets of the CS Securitized Products Group. Related to the acquisition of these assets, Atlas has a deferred purchase obligation to CS of $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas, which obligate these investors for a portion of the deferred purchase obligation. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, Apollo Asset Management, Inc. (AAM) and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM each issued an assurance letter to CS to guarantee the full amount. Our guarantees are not probable of payment; therefore, no liabilities have been recorded for the guarantees on the condensed consolidated financial statements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Measures that the CODM reviews also include the significant expenses of cost of funds, other operating expenses, and interest and other financing costs that each exclude the proportionate share associated with noncontrolling interests. Cost of funds reflects the cost of crediting on both deferred annuities and institutional products, as well as other liability costs, net of premium from life and life-contingent products and other revenues. Certain expenses within cost of funds, notably future policy and other policy benefits, are partially or fully offset in the presentation of cost of funds with inflows of premium and other fee-related revenues; as a result, other liability costs equal to the amount of premium from life and life-contingent products are added back in the reconciliation below to reflect the expense amount excluded from cost of funds. Other operating expenses consist primarily of employee compensation and general operating costs of the business. Interest and other financing costs consist primarily of preferred stock dividends and interest expense on our debt issuances, as well as other financing.

Additionally, total condensed consolidated assets is the only measure of segment assets that the CODM uses to determine allocation of resources.

The reconciliation of total condensed consolidated revenue to total condensed consolidated net income (loss) is as follows:

	Three months ended March 31,
(In millions)	2026	2025
Revenues	$3,668	$4,186
Less:
Cost of funds	2,807	2,210
Other operating expenses	118	116
Interest and other financing costs	153	130
Other liability costs equal to the amount of premium	217	127
Other segment items[1]	182	669
Income before income taxes	191	934
Income tax expense	1,673	175
Net income (loss)	$(1,482)	$759

[1] Other segment items reflect the difference between revenues and significant segment expenses and primarily include the impact of fair value accounting for market risk benefits, embedded derivative remeasurement, the amortization of purchased options on indexed annuities and noncontrolling interests.

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

We have established a significant base of earnings and, as of March 31, 2026, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 7.0-year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts, guaranteed investment contracts and other products.

The following table presents the inflows and outflows generated from our organic and inorganic channels, as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended March 31,
(In millions)	2026	2025
Retail	$7,270	$9,482
Flow reinsurance	2,603	4,933
Funding agreements[1]	8,531	11,144
Pension group annuities	—	4
Other spread products[2]	1,343	—
Gross organic inflows	19,747	25,563
Gross inorganic inflows	—	—
Total gross inflows	19,747	25,563
Gross outflows[3]	(10,768)	(8,392)
Net flows	$8,979	$17,171

Inflows attributable to Athene	$15,957	$20,118
Inflows attributable to ACRA noncontrolling interests	3,453	4,956
Inflows ceded to third-party reinsurers	337	489
Total gross inflows	$19,747	$25,563

Outflows attributable to Athene	$(8,612)	$(7,017)
Outflows attributable to ACRA noncontrolling interests	(2,156)	(1,375)
Total gross outflows[3]	$(10,768)	$(8,392)

[1] Funding agreements are comprised of funding agreements issued under our FABN program, secured and other funding agreements, which include our FABR program and direct funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements.

[2] Other spread product inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans, stable value group annuity contracts and structured settlements.

[3] Gross outflows include full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and payments related to interest, maturities and repurchases of funding agreements.

Our organic channels, including retail, flow reinsurance, institutional and other spread products, provided gross inflows of $19.7 billion and $25.6 billion for the three months ended March 31, 2026 and 2025, respectively, which were underwritten to attractive returns. Gross organic inflows decreased $5.8 billion, or 23%, from record inflows in 2025 as we maintained pricing discipline in the quarter. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and payments related to interest, maturities and repurchases of funding agreements (collectively, gross outflows) in the aggregate were $10.8 billion and $8.4 billion for the three months ended March 31, 2026 and 2025, respectively. The increase in gross outflows was primarily driven by an increase in retail annuity policies that have reached the end of the surrender charge period, an increase in funding agreement maturities and interest payments on funding agreements attributable to the significant growth in the block of business over the last twelve months, partially offset by a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2025. We believe that our credit profile, current and new product offerings and product design capabilities, as well as our reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $7.3 billion and $9.5 billion for the three months ended March 31, 2026 and 2025, respectively. The decrease in our retail channel was primarily driven by a decrease in the sales of our multi-year guaranteed annuity (MYGA) and fixed indexed annuity (FIA) products, partially offset by record volume from our registered index-linked annuity (RILA) product in 2026. Overall sales were strong across our bank, broker-dealer and independent marketing organization (IMO) channels, exhibiting strong sales execution, growing product offerings and our continued distribution expansion. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 41 IMOs, 18 banks and 163 broker-dealers, collectively representing approximately 154,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers, as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $2.6 billion and $4.9 billion for the three months ended March 31, 2026 and 2025, respectively. The decrease in our flow reinsurance channel from 2025 was driven by record inflows in 2025 primarily attributable to a strategic opportunity with a US partner at attractive returns, as well as increased competitive dynamics within the Japanese market in 2026, partially offset by strong volumes from US partners in 2026. We continue to expand our presence in Asia with increased partnerships and growing product offerings. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $8.5 billion and $11.1 billion for the three months ended March 31, 2026 and 2025, respectively, which was comprised entirely of funding agreement issuances. The decrease in our funding agreement channel from 2025 was primarily driven by a decrease in FABN issuance amid challenging market conditions, as well as a decrease in direct funding agreement issuances, partially offset by an increase in FHLB issuances in 2026. Funding agreement inflows for the three months ended March 31, 2026 consisted of $2.0 billion of FABN issuances, $1.5 billion of FABR issuances and $5.0 billion of FHLB issuances. As of March 31, 2026, we had funding agreements outstanding of $34.5 billion under our FABN program, $21.5 billion under our FABR program, $6.1 billion of direct funding agreements, $28.2 billion with the FHLB and $3.2 billion of long-term repurchase agreements. We issued no pension group annuity contracts during the three months ended March 31, 2026 and 2025. The pension group annuity channel continues to be impacted by the competitive environment and litigation against certain of our pension group annuity clients. Since entering the pension group annuity market in 2017, we have closed 50 deals resulting in the issuance or reinsurance of group annuities of $53.4 billion with more than 523,000 plan participants as of March 31, 2026. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Within our other spread product channel, inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans, stable value group annuity contracts and structured settlements. We generated other spread product inflows of $1.3 billion and $0 million for the three months ended March 31, 2026 and 2025, respectively. The strong performance in our other spread product channel in 2026 was driven by record new market activity, including stable value, guaranteed investment contracts and structured settlements as we continue to develop new products to help meet growing retirement needs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deployable Capital

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of March 31, 2026, we estimate that we had approximately $6.2 billion in capital available to deploy, consisting of approximately $1.7 billion in excess equity capital, $1.8 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $2.7 billion in available undrawn capital at ACRA.

Bermuda Corporate Income Tax

On January 5, 2026, the OECD issued guidance exempting US-parented groups from the IIR or UTPR taxes under the Pillar Two regime. The UK government has publicly announced its intention to enact this guidance into law. While the precise timing of such enactment is subject to the UK government’s legislative process, once enacted, we expect that Athene and ACRA entities would be exempt from the IIR and UTPR taxes in the UK. In light of these developments, and our expectation that maintaining alignment between the Bermuda CIT and Pillar Two tax groups would no longer be beneficial, in January 2026, we revoked ACRA’s election to be subject to the Bermuda CIT.

Although we believe such an outcome would be unlikely, if the UK government does not enact the announced legislation, or subsequently amends its legislation in a manner that does not conform to the OECD guidance, we expect to re-elect ACRA into the Bermuda CIT regime at that time and utilize the Bermuda deferred tax assets to offset any resulting Bermuda CIT or Pillar Two cash tax obligations.

As a result of the foregoing, in the first quarter of 2026, we recorded a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized. This resulted in a reduction to other assets and a corresponding increase to income tax expense, resulting in a reduction to adjusted Athene Holding Ltd. common stockholder’s equity, equal to the net amount of the Bermuda deferred tax assets of $1.7 billion, and a corresponding decrease in our untapped leverage capacity. Notwithstanding this near-term impact on these financial metrics, and without assurance as to future results, we believe that these developments, including the revocation of ACRA’s election to be subject to the Bermuda CIT, will have favorable implications for our overall tax position over the longer term.

AP Grange

During the second quarter of 2026, AP Grange called its outstanding ABS debt and as a result, we will recognize a gain of $673 million in GAAP income. Additionally, within our non-GAAP results for the second quarter of 2026, we will recognize a non-operating gain of $458 million, net of the ACRA noncontrolling interests.

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

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, changes to US and foreign tariff policies, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East, including with Iran, and between Ukraine and Russia, and corresponding sanctions, new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains and disruptions to the global energy market and supply chains.

The ongoing uncertainty regarding US trade policy, the conflict with Iran and continued inflationary pressures pose a downside risk to the current economic outlook. However, solid growth in the US has resulted in the risk of a recession remaining modest. Tariffs, which are inflationary in nature, remain in place and may have a negative impact on Gross Domestic Product (GDP) growth. The potential impact of tariffs on corporate earnings remains uncertain and will depend on the duration and outcome of related trade negotiations, as well as the legal and regulatory framework governing tariff implementation, which continues to evolve.

We carefully monitor economic and market conditions, including global inflation, that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives. US inflation remains elevated, with the US Bureau of Labor Statistics reporting the annual US inflation rate increased to 3.3% as of March 31, 2026, compared to 2.7% as of December 31, 2025. The US Federal Reserve has a current benchmark interest rate target range of 3.50% to 3.75%, unchanged from its December 2025 meeting.

Equity market performance declined during the first quarter of 2026. In the US, the S&P 500 Index decreased by 4.6% during the first quarter, following an increase of 2.3% during the fourth quarter of 2025. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.0% in the first quarter of 2026, following an increase of 0.5% in the fourth quarter of 2025. As of April 2026, the International Monetary Fund estimated the US economy will expand by 2.3% in 2026 and 2.1% in 2027. The US Bureau

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of Labor Statistics reported the US unemployment rate decreased to 4.3% as of March 31, 2026, compared to 4.4% as of December 31, 2025. Oil finished the first quarter of 2026 up 76.6% from the fourth quarter of 2025, primarily related to the ongoing conflict with Iran.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. Strong foreign demand for US assets remains an important support for the US dollar. The US dollar strengthened in the first quarter of 2026 compared to the euro and Japanese yen. Relative to the US dollar, the euro depreciated 1.6% in the first quarter of 2026, after appreciating 0.1% in the fourth quarter of 2025. Relative to the US dollar, the Japanese yen depreciated 1.3% in the first quarter of 2026, after depreciating 5.6% in the fourth quarter of 2025. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Medium and long-term rates increased during the first quarter of 2026, with the US 10-year Treasury yield at 4.30% as of March 31, 2026 compared to 4.18% as of December 31, 2025. Short-term rates increased during the first quarter of 2026 with the 3-month secured overnight financing rate at 3.68% as of March 31, 2026, compared to 3.65% as of December 31, 2025.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of March 31, 2026, our net invested asset portfolio included $53.1 billion of floating rate investments, or 18% of our net invested assets, and our net reserve liabilities included $49.8 billion of floating rate liabilities at notional, or 17% of our net invested assets, resulting in $3.3 billion of net floating rate assets, or 1% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. Our policyholder and institutional balances include deferred annuities, indexed annuities, funding agreements and other investment-type contracts, the latter of which comprises immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, our willingness to do so may be limited by competitive pressures. See Note 7 – Long-duration Contracts to the condensed consolidated financial statements for our deferred and indexed annuity policyholder account balances by range of guaranteed minimum crediting rates and the related distance to those respective guaranteed minimums. Our funding agreements and other investment-type products provide us with little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk in this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions, insurance and reinsurance companies and private equity firms. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which we operate, scale and the ability to provide value-added services and build long-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

term relationships are important factors to compete effectively. We believe that our leading presence in the retirement market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions, particularly in the fixed annuity market.

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $464.5 billion for the year ended December 31, 2025, a 6.8% increase from the same time period in 2024. In the total annuity market, for the year ended December 31, 2025 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $34.2 billion, translating to a 7.4% market share. For the year ended December 31, 2024, we were the largest provider of annuities based on sales of $36.0 billion, translating to an 8.3% market share.

According to LIMRA, total fixed annuity market sales in the US were $321.9 billion for the year ended December 31, 2025, a 3.8% increase from the same time period in 2024. In the total fixed annuity market, for the year ended December 31, 2025 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $32.8 billion, translating to a 10.2% market share. For the year ended December 31, 2024, we were the largest provider of fixed annuities based on sales of $34.8 billion, translating to an 11.4% market share.

According to LIMRA, FIA market sales in the US were $127.9 billion for the year ended December 31, 2025, a 0.8% increase from the same time period in 2024. For the year ended December 31, 2025 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $15.0 billion, translating to an 11.7% market share. For the year ended December 31, 2024, we were the largest provider of FIAs based on sales of $13.6 billion, translating to a 10.7% market share.

According to LIMRA, RILA market sales in the US were $79.5 billion for the year ended December 31, 2025, a 20.2% increase from the same time period in 2024. For the year ended December 31, 2025 (the most recent period for which specific market share data is available), we were the fourteenth largest provider of RILAs based on sales of $1.4 billion, translating to a 1.8% market share. For the year ended December 31, 2024, we were the twelfth largest provider of RILAs based on sales of $1.2 billion, translating to a 1.8% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance including the impact of any reinsurance transactions and excluding market volatility and expenses related to integration, restructuring and stock compensation as well as other one-time items. Our spread related earnings equals net income (loss) available to Athene Holding Ltd. common stockholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities and mortgage loans, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the provision for credit losses and other investment gains and losses. Unrealized, allowances and other investment gains and losses are primarily comprised of the fair value adjustments of trading securities and mortgage loans, other investments held under the fair value option, derivative gains and losses not hedging annuity index credits, foreign exchange impacts and the change in provision for credit losses recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to the market value adjustments (MVAs) associated with surrenders or terminations of contracts.

•Non-operating Change in Insurance Liabilities and Related Derivatives

•Change in Fair Values of Derivatives and Embedded Derivatives – Indexed Annuities—Consists of impacts related to the fair value accounting for derivatives hedging the index credits on indexed annuities and the related embedded derivative liability fluctuations from period to period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the indexed annuity hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

period, new indexed annuity hedging derivatives are purchased to align with the new term. The difference in duration between the indexed annuity hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the indexed annuity hedging derivatives and index credit reserves is included as a non-operating adjustment.

We primarily hedge with options that align with the index terms of our indexed annuity products (typically 1–2 years). On an economic basis, we believe this is suitable because policyholder accounts are credited with index performance at the end of each index term. However, because the term of an embedded derivative in an indexed annuity contract is longer-dated, there is a duration mismatch that may lead to mismatches for accounting purposes.

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

•Integration, Restructuring and Other Non-operating Items—Consists of restructuring and integration expenses related to acquisitions and block reinsurance costs, as well as certain other items, which are not predictable or related to our underlying profitability drivers.

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

We consider these adjustments to be meaningful adjustments to net income (loss) available to Athene Holding Ltd. common stockholder for the reasons discussed in greater detail above. Accordingly, we believe using a measure that excludes the impact of these items is useful in analyzing our business performance and the trends in our results of operations. Together with net income (loss) available to Athene Holding Ltd. common stockholder, we believe spread related earnings provides a meaningful financial metric that helps investors understand our underlying results and profitability. Spread related earnings should not be used as a substitute for net income (loss) available to Athene Holding Ltd. common stockholder.

Net Investment Spread

Net investment spread is a key measure of profitability used in analyzing the trends of our core business operations. Net investment spread measures our investment performance plus our strategic capital management fees, less our total cost of funds. Net investment earned rate is a key measure of our investment performance while cost of funds is a key measure of the cost of our policyholder and institutional liability obligations. Strategic capital management fees consist of management fees received by us for business managed for others.

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) the change in fair value of reinsurance assets, (c) amortization of premium/discount on held-for-trading securities, (d) forward points gains and losses on foreign exchange derivative hedges, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets on business related to ceded reinsurance transactions. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure. We believe a measure like net investment earned rate is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate is a meaningful financial metric and enhances our

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

understanding of the underlying profitability drivers of our business, it should not be used as a substitute for net investment income presented under US GAAP.

Cost of funds includes liability costs related to cost of crediting on deferred annuities and institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies, as well as the option costs on the indexed annuity strategies. With respect to indexed annuities, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, (2) funding agreement costs, including interest expense and other reserve changes and (3) guaranteed investment contract costs, including interest expense. Additionally, cost of crediting includes forward points gains and losses on foreign exchange derivative hedges. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges, excluding market value adjustments, and certain other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

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

Adjusted Leverage Ratio

Adjusted leverage ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets, as well as mortgage loan assets, net of tax. Adjusted leverage ratio is calculated as total debt at notional value adjusted to exclude 50 percent of the notional value of subordinated debt as an equity credit plus 50 percent of the notional value of our preferred stock divided by adjusted capitalization. Adjusted capitalization includes our adjusted Athene Holding Ltd. common stockholder’s equity and the notional value of our total debt and preferred stock. Adjusted Athene Holding Ltd. common stockholder’s equity is calculated as the ending Athene Holding Ltd. stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets, as well as preferred stock. These adjustments fluctuate period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted leverage ratio should not be used as a substitute for the leverage ratio. However, we believe the adjustments to stockholders’ equity and debt are significant to gaining an understanding of our capitalization, debt and preferred stock utilization and overall leverage capacity, because they provide insight into how rating agencies measure our capitalization, which is a consideration in how we manage our leverage capacity.

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our condensed consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities, as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the underlying investments supporting our assumed funds withheld and modco agreements and exclude the underlying investments related to ceded reinsurance transactions in our net invested assets calculation to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but do not include the proportionate share of investments associated with the noncontrolling interests. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under US GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our condensed consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder and institutional liability obligations net of reinsurance and are used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. For such transactions, US GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our condensed consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. We include the underlying liabilities assumed through modco reinsurance agreements in our net reserve liabilities calculation to match the liabilities with the expenses incurred. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under US GAAP.

Sales

Sales statistics do not correspond to revenues under US GAAP but are used as relevant measures to understand our business performance as it relates to inflows generated during a specific period of time. Our sales statistics include inflows for deferred and indexed annuities and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (including internal transfers). We believe sales is a meaningful metric that enhances our understanding of our business performance and is not the same as premiums presented in our condensed consolidated statements of income.

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended March 31,
(In millions)	2026	2025
Revenues	$3,668	$4,186
Benefits and expenses	3,477	3,252
Income before income taxes	191	934
Income tax expense	1,673	175
Net income (loss)	(1,482)	759
Less: Net income attributable to noncontrolling interests	456	294
Net income (loss) attributable to Athene Holding Ltd. stockholders	(1,938)	465
Less: Preferred stock dividends	35	45
Net income (loss) available to Athene Holding Ltd. common stockholder	$(1,973)	$420

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

In this section, references to 2026 refer to the three months ended March 31, 2026 and references to 2025 refer to the three months ended March 31, 2025.

Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

Net income (loss) available to Athene Holding Ltd. common stockholder decreased by $2.4 billion, or 570%, to $(2.0) billion in 2026 from $420 million in 2025. The decrease in net income available to Athene Holding Ltd. common stockholder was primarily driven by a $1.5 billion increase in income tax expense, a $518 million decrease in revenues, a $225 million increase in benefits and expenses and a $162 million increase in net income attributable to noncontrolling interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenues decreased by $518 million to $3.7 billion in 2026 from $4.2 billion in 2025. The decrease was primarily driven by a decrease in investment related gains (losses) and a decrease in VIE investment related gains (losses), partially offset by an increase in net investment income and an increase in premiums.

Investment related gains (losses) decreased by $1.3 billion to $(2.1) billion in 2026 from $(828) million in 2025, primarily driven by an unfavorable change in fair value of mortgage loans, reinsurance assets and trading securities, as well as an unfavorable change in the fair value of indexed annuity hedging derivatives, partially offset by net foreign exchange gains. The change in fair value of mortgage loans decreased $1.2 billion, reinsurance assets decreased $319 million and trading securities decreased $195 million, primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025. The change in fair value of indexed annuity hedging derivatives decreased $259 million, primarily driven by unfavorable performance of the equity indices upon which our call options are based, with the 2026 impact amplified by the strong growth in our indexed annuity block of business over the previous twelve months. The largest percentage of our call options are based on the S&P 500 Index, which decreased 4.6% in both 2026 and 2025. The net foreign exchange gains were primarily related to the strengthening of the US dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI.

VIE investment related gains (losses) decreased by $143 million to $407 million in 2026 from $550 million in 2025, primarily driven by investment performance within AAA and AAA Lux related to lower returns on the underlying assets, outperformance in A-A Onshore Fund, LLC in 2025 and an unfavorable change in the fair value of trading securities and mortgage loans held in VIEs related to an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Net investment income increased by $778 million to $4.8 billion in 2026 from $4.0 billion in 2025, primarily driven by significant growth in our investment portfolio attributable to strong net flows of $39.7 billion during the previous twelve months, higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment in 2026 and favorable redemption income. These impacts were partially offset by lower floating rate income, higher investment management fees driven by the significant growth in our investment portfolio over the previous twelve months and prepayment of higher-yielding assets.

Premiums increased by $90 million to $217 million in 2026 from $127 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony Life Insurance Co., Ltd. (Sony) block reinsurance transaction executed in the fourth quarter of 2025.

Benefits and Expenses

Benefits and expenses increased by $225 million to $3.5 billion in 2026 from $3.3 billion in 2025. The increase was primarily driven by an increase in future policy and other policy benefits, an increase in interest sensitive contract benefits, an increase in policy and other operating expenses, and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in market risk benefits remeasurement losses.

Future policy and other policy benefits increased by $98 million to $639 million in 2026 from $541 million in 2025, primarily driven by an increase in payout annuity reserves, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025.

Interest sensitive contract benefits increased by $97 million to $1.6 billion in 2026 from $1.5 billion in 2025, primarily driven by significant growth in our annuity and funding agreement blocks of business over the previous twelve months and higher rates on new deferred annuity and funding agreement issuances, as well as runoff of lower rate business, in comparison to our existing blocks of business, partially offset by a decrease in the change in our indexed annuity reserves and lower rates on floating rate funding agreements. The change in our indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The decrease in the change in fair value of indexed annuity embedded derivatives of $528 million was primarily due to the favorable change in discount rates used in our embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025 and the performance of the equity indices to which our indexed annuity policies are linked, with the 2026 impact amplified by the strong growth in our indexed annuity block of business over the previous twelve months. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which decreased 4.6% in both 2026 and 2025. This was partially offset by the unfavorable impact of rate movements on policyholder projected benefits.

Policy and other operating expenses increased by $86 million to $651 million in 2026 from $565 million in 2025, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily related to additional issuances of long-term debt in the second quarter of 2025 and interest on repurchase agreements, as well as an increase in host accretion on business ceded to Catalina.

Amortization of DAC, DSI and VOBA increased by $70 million to $337 million in 2026 from $267 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in our deferred annuity business.

Market risk benefits remeasurement losses decreased by $126 million to $259 million in 2026 from $385 million in 2025. The decrease in losses in 2026 compared to 2025 was primarily driven by a favorable change in the fair value of market risk benefits. The change in fair value of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

market risk benefits was $213 million favorable due to an increase in the risk-free discount rates across the long end of the curve compared to 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by an unfavorable $66 million impact related to unfavorable equity market performance.

Income Tax Expense

Income tax expense increased by $1.5 billion to $1.7 billion in 2026 from $175 million in 2025, primarily driven by a one-time tax expense of $1.7 billion resulting from the recognition of a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized due to the OECD guidance issued in the first quarter of 2026, partially offset by a decrease in pretax income subject to US income tax. Our effective tax rate in the first quarter of 2026 was 876% compared to 19% in 2025.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $162 million to $456 million in 2026 from $294 million in 2025, primarily driven by a favorable impact from the revocation of Bermuda CIT at ACRA resulting in the reversal of tax expense recognized in 2025, net foreign exchange gains, a favorable net change in the fair value of attributed indexed annuity derivatives and embedded derivatives, an increase in earnings within AAA Lux and AAA and third-party contributions into AAA Lux that increased the related noncontrolling interest portion of earnings. These impacts were partially offset by an unfavorable change in the fair value of mortgage loans and reinsurance assets related to an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended March 31,
(In millions)	2026	2025
Fixed income and other net investment income	$3,551	$2,916
Alternative net investment income	210	315
Net investment earnings	3,761	3,231
Strategic capital management fees	36	29
Cost of funds	(2,807)	(2,210)
Net investment spread	990	1,050
Other operating expenses	(118)	(116)
Interest and other financing costs	(153)	(130)
Spread related earnings	$719	$804

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

In this section, references to 2026 refer to the three months ended March 31, 2026 and references to 2025 refer to the three months ended March 31, 2025.

Spread Related Earnings

Spread related earnings decreased by $85 million, or 11%, to $719 million in 2026 from $804 million in 2025. The decrease in SRE was primarily driven by an increase in cost of funds and interest and other financing costs, partially offset by an increase in net investment earnings.

Cost of funds increased by $597 million to $2.8 billion in 2026 from $2.2 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business and higher rates on new business, as well as runoff of lower rate business, compared to existing blocks. The increase in cost of funds was also driven by an increase in the amortization of DAC, DSI and VOBA and additional policy acquisition expenses related to significant growth. These impacts were partially offset by lower rates on floating rate funding agreements.

Interest and other financing costs increased by $23 million to $153 million in 2026 from $130 million in 2025, primarily driven by an increase in interest expense related to additional issuances of long-term debt in the second quarter of 2025, as well as a higher average short-term repurchase agreement balance outstanding during 2026 compared to 2025, partially offset by a decrease in preferred stock dividends due to the redemption of our Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C in the second quarter of 2025.

Net investment earnings increased by $530 million to $3.8 billion in 2026 from $3.2 billion in 2025, primarily driven by $40.8 billion of growth in our average net invested assets during the previous twelve months, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and favorable redemption income. These impacts were partially offset by a decrease in alternative net investment income, lower floating rate income, higher investment management fees driven by the significant growth in our investment portfolio

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

over the previous twelve months and prepayment of higher-yielding assets. The decrease in alternative net investment income compared to 2025 was primarily driven by less favorable performance within origination platforms and credit funds, partially offset by more favorable performance within retirement services platforms. The decrease in income from origination platforms was mainly attributable to outsized performance from MidCap Financial and Redding Ridge Asset Management, LLC (Redding Ridge) in 2025, as well as market headwinds impacting the valuation of each in 2026, a valuation increase related to strong performance from Wheels in 2025 and a valuation decrease on Atlas resulting from an underlying asset impairment in 2026. The decrease in income from credit funds was primarily driven by stronger performance from the underlying funds in 2025. The increase in income from retirement services platforms was primarily related to increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Net Investment Spread

	Three months ended March 31,
	2026	2025
Fixed income and other net investment earned rate	5.04%	4.80%
Alternative net investment earned rate	5.79%	10.08%
Net investment earned rate	5.08%	5.06%
Strategic capital management fees	0.05%	0.05%
Cost of funds	(3.79)%	(3.46)%
Net investment spread	1.34%	1.65%

Net investment spread decreased 31 basis points to 1.34% in 2026 from 1.65% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 33 basis points to 3.79% in 2026 from 3.46% in 2025, primarily driven by higher rates on new business, as well as runoff of lower rate business, compared to existing blocks, an increase in the amortization of DAC, DSI and VOBA and additional policy acquisition expenses related to significant growth, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate increased 2 basis points to 5.08% in 2026 from 5.06% in 2025, primarily driven by higher returns on our fixed income portfolio, partially offset by lower returns on our alternative investment portfolio. Fixed income and other net investment earned rate was 5.04% in 2026, an increase from 4.80% in 2025, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and favorable redemption income, partially offset by lower floating rate income and prepayment of higher-yielding assets. Alternative net investment earned rate was 5.79% in 2026, a decrease from 10.08% in 2025, primarily driven by lower returns within origination platforms and credit funds, partially offset by higher returns within retirement services platforms. The lower returns from origination platforms were mainly attributable to outsized performance from MidCap Financial and Redding Ridge in 2025, as well as market headwinds impacting the valuation of each in 2026, a valuation increase related to strong performance from Wheels in 2025 and a valuation decrease on Atlas resulting from an underlying asset impairment in 2026. The lower returns from credit funds were primarily driven by stronger performance from the underlying funds in 2025. The higher returns from retirement services platforms were primarily related to increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income (loss) available to Athene Holding Ltd. common stockholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating items; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The decrease in adjustments to net income (loss) available to Athene Holding Ltd. common stockholder in 2026 compared to 2025 was primarily driven by an increase in non-operating income tax expense and a decrease in investment gains (losses), net of offsets, partially offset by an increase in non-operating change in insurance liabilities and related derivatives.

Non-operating income tax expense increased $1.8 billion, primarily driven by a one-time tax expense of $1.7 billion resulting from the recognition of a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized due to the OECD guidance issued in the first quarter of 2026.

Investment gains (losses), net of offsets, decreased $847 million, primarily driven by the unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities, as well as an increase in realized losses on AFS securities, partially offset by net foreign exchange gains. The unfavorable change in the fair value of mortgage loans of $937 million, reinsurance assets of $168 million and trading securities was primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025. The net foreign exchange gains were primarily related to the strengthening of the US dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-operating change in insurance liabilities and related derivatives increased $325 million, primarily driven by a favorable change in the fair value of net indexed annuity derivatives and a favorable change in the fair value of market risk benefits. The $185 million favorable change in the fair value of net indexed annuity derivatives was primarily due to the favorable impact from rates, as well as a model update, partially offset by unfavorable equity market performance. The favorable rate impact was driven by the change in discount rates used in our embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025, partially offset by the unfavorable impact of rates on policyholder projected benefits. The net rate impact was partially offset by the performance of the equity indices to which our indexed annuity policies are linked, with the 2026 impact amplified by the strong growth in our indexed annuity block of business over the previous twelve months. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which decreased 4.6% in both 2026 and 2025. The $149 million favorable change in the fair value of market risk benefits was primarily driven by an increase in the risk-free discount rates across the long end of the curve compared to 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by unfavorable equity market performance.

Investment Portfolio

We had total investments, including related parties and consolidated VIEs, of $390.1 billion and $386.6 billion as of March 31, 2026 and December 31, 2025, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy-and-hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) includes management fees under our investment management arrangements with Apollo. During the three months ended March 31, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, net of any waivers or rebates, of $399 million and $361 million, respectively, and additional sub-advisory and other fees incurred to ISG for the benefit of third-party service providers of $11 million and $10 million, respectively.

Our net invested assets, which are those that directly back our net reserve liabilities, as well as surplus assets, were $300.3 billion and $292.4 billion as of March 31, 2026 and December 31, 2025, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy, which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments, including related parties and consolidated VIEs:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value	$190,376	48.8%	$192,597	49.8%
Trading securities, at fair value	6,232	1.6%	6,409	1.7%
Equity securities, at fair value	763	0.2%	822	0.2%
Mortgage loans, at fair value	93,077	23.9%	91,918	23.8%
Investment funds	184	0.1%	108	—%
Policy loans	296	0.1%	301	0.1%
Funds withheld at interest	14,514	3.7%	15,413	4.0%
Derivative assets	8,352	2.1%	9,190	2.4%
Short-term investments	140	—%	175	—%
Other investments	4,391	1.1%	4,148	1.1%
Total investments	318,325	81.6%	321,081	83.1%
Investments in related parties
Available-for-sale securities, at fair value	29,415	7.5%	26,444	6.8%
Trading securities, at fair value	1,376	0.4%	454	0.1%
Equity securities, at fair value	—	—%	266	0.1%
Mortgage loans, at fair value	1,557	0.4%	1,486	0.4%
Investment funds	3,136	0.8%	2,149	0.6%
Funds withheld at interest	3,959	1.0%	4,215	1.1%
Short-term investments	18	—%	18	—%
Other investments, at fair value	341	0.1%	344	0.1%
Total related party investments	39,802	10.2%	35,376	9.2%
Total investments, including related parties	358,127	91.8%	356,457	92.3%
Investments of consolidated VIEs
Trading securities, at fair value	3,374	0.9%	3,120	0.8%
Mortgage loans, at fair value	2,031	0.5%	2,140	0.5%
Investment funds, at fair value	25,649	6.6%	24,070	6.2%
Other investments	884	0.2%	844	0.2%
Total investments of consolidated VIEs	31,938	8.2%	30,174	7.7%
Total investments, including related parties and consolidated VIEs	$390,065	100.0%	$386,631	100.0%

Our total investments, including related parties and consolidated VIEs, were $390.1 billion and $386.6 billion as of March 31, 2026 and December 31, 2025, respectively. The increase was primarily driven by significant growth from gross organic inflows of $19.7 billion in excess of gross liability outflows of $10.8 billion, partially offset by maintaining a portion of our net organic inflows in cash, as well as the use of the funds to repay our net outstanding short-term repurchase agreement balance. Additionally, total investments, including related parties and consolidated VIEs increased due to the reinvestment of earnings and an increase in consolidated VIE investments, primarily related to an increase in investment funds attributable to net contributions from third-party investors into AAA Lux and favorable performance of the underlying assets within AAA Lux and AAA. These impacts were partially offset by unrealized losses on investments, including foreign exchange impacts, and a decrease in derivative assets. The unrealized losses on investments during the three months ended March 31, 2026 included AFS securities of $2.0 billion, as well as unrealized losses on mortgage loans, reinsurance assets and trading securities, attributable to an increase in US Treasury rates in 2026. The unrealized foreign exchange losses on foreign-denominated assets were primarily attributable to the strengthening of the US dollar against foreign currencies in 2026. The decrease in derivative assets was primarily related to our call options due to the unfavorable equity market performance in 2026, net of derivative swap and forward contract impacts.

Our investment portfolio consists largely of high-quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS.

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

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk and interest rate risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual index credits on our indexed annuity products. We primarily use indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index. We also use derivative instruments, such as forward contracts and swaps, to hedge foreign currency exposure resulting from foreign-denominated assets and liabilities and to help manage our net floating rate position.

With respect to derivative positions, we transact with highly rated counterparties, and expect the counterparties to fulfill their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment and investment funds, which primarily include investments over which Apollo can exercise influence. As of March 31, 2026, these investments totaled $66.1 billion, or 14.8% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by asset origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amount is comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include investments in asset origination and retirement services platforms and investments in Apollo-managed funds.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total Assets	Carrying Value	Percentage of Total Assets
Venerable funds withheld reinsurance portfolio	$3,959	0.9%	$4,215	1.0%
Securitizations of unaffiliated assets where Apollo is manager	27,695	6.2%	26,880	6.1%
Investments in Apollo funds	17,425	3.9%	16,306	3.7%
Investments in asset origination platforms	12,716	2.8%	10,037	2.3%
Investments in retirement services platforms	4,280	1.0%	2,700	0.6%
Total related party investments	$66,075	14.8%	$60,138	13.7%

As of March 31, 2026, a $4.0 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The table below looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of March 31, 2026, $40.8 billion, or 13.5% of our total net invested assets were related party investments. Of these, approximately $22.0 billion, or 7.3% of our net invested assets, were structured securities for which Apollo or an affiliated asset origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in affiliated companies or Apollo funds represented $18.8 billion, or 6.2% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value	Percentage of Net Invested Assets	Net Invested Asset Value	Percentage of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$21,991	7.3%	$21,203	7.3%
Investments in Apollo funds	7,926	2.6%	7,820	2.7%
Investments in asset origination platforms	7,005	2.3%	5,442	1.9%
Investments in retirement services platforms	3,901	1.3%	2,496	0.9%
Total related party net invested assets	$40,823	13.5%	$36,961	12.8%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Gross Invested Asset Value	Percentage of Gross Invested Assets	Gross Invested Asset Value	Percentage of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$30,154	7.6%	$29,565	7.6%
Investments in Apollo funds	10,410	2.6%	10,181	2.6%
Investments in asset origination platforms	9,418	2.4%	6,963	1.8%
Investments in retirement services platforms	4,239	1.1%	2,614	0.7%
Total related party gross invested assets	$54,221	13.7%	$49,323	12.7%

AFS Securities

We invest in AFS securities and attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity to timely satisfy our liabilities as they become due or to respond to a change in the credit profile or other characteristics of the particular investment.

AFS securities are carried at fair value, less allowances for expected credit losses, on our condensed consolidated balance sheets. Changes in fair value of our AFS securities are charged or credited to other comprehensive income (loss), net of tax. All changes in the allowance for expected credit losses, whether due to the passage of time, a change in expected cash flows or a change in fair value are recorded through the provision for credit losses within investment related gains (losses) on the condensed consolidated statements of income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2026
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$20,138	$—	$50	$(1,389)	$18,799	8.6%
US state, municipal and political subdivisions	942	—	—	(195)	747	0.3%
Foreign governments	2,316	—	24	(668)	1,672	0.8%
Corporate	95,501	(56)	649	(10,041)	86,053	39.1%
CLO	23,415	—	436	(157)	23,694	10.8%
ABS	38,062	(179)	1,101	(494)	38,490	17.5%
CMBS	12,996	(91)	66	(328)	12,643	5.7%
RMBS	8,738	(417)	235	(278)	8,278	3.8%
Total AFS securities	202,108	(743)	2,561	(13,550)	190,376	86.6%
AFS securities – related parties
Corporate	3,794	—	38	(101)	3,731	1.7%
CLO	6,766	—	78	(46)	6,798	3.1%
ABS	18,922	(1)	30	(218)	18,733	8.5%
CMBS	153	—	—	—	153	0.1%
Total AFS securities – related parties	29,635	(1)	146	(365)	29,415	13.4%
Total AFS securities, including related parties	$231,743	$(744)	$2,707	$(13,915)	$219,791	100.0%

	December 31, 2025
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$18,008	$—	$116	$(1,226)	$16,898	7.7%
US state, municipal and political subdivisions	954	—	—	(195)	759	0.3%
Foreign governments	2,225	—	32	(598)	1,659	0.8%
Corporate	97,166	(105)	1,291	(8,921)	89,431	40.8%
CLO	25,730	—	648	(106)	26,272	12.0%
ABS	35,275	(171)	823	(465)	35,462	16.2%
CMBS	13,351	(70)	120	(317)	13,084	6.0%
RMBS	9,407	(411)	300	(264)	9,032	4.1%
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597	87.9%
AFS securities – related parties
Corporate	2,663	—	76	(25)	2,714	1.2%
CLO	7,103	—	121	(21)	7,203	3.3%
ABS	16,500	(1)	45	(178)	16,366	7.5%
CMBS	162	—	—	(1)	161	0.1%
Total AFS securities – related parties	26,428	(1)	242	(225)	26,444	12.1%
Total AFS securities, including related parties	$228,544	$(758)	$3,572	$(12,317)	$219,041	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Corporate
Financial - Banking	$8,190	3.7%	$8,756	4.0%
Financial - Brokerage/asset managers/exchanges	2,210	1.0%	2,455	1.1%
Financial - Financial companies	11,110	5.1%	10,835	4.9%
Financial - Insurance	8,756	4.0%	9,347	4.3%
Financial - Real estate investment trusts	2,337	1.1%	2,336	1.1%
Financial - Other	5,302	2.4%	5,241	2.4%
Industrial - Basic industry	2,280	1.0%	2,465	1.1%
Industrial - Capital goods	2,225	1.0%	2,375	1.1%
Industrial - Communications	5,587	2.5%	5,790	2.6%
Industrial - Consumer cyclical	4,157	1.9%	4,580	2.1%
Industrial - Consumer non-cyclical	7,941	3.6%	7,685	3.5%
Industrial - Energy	7,913	3.6%	8,266	3.8%
Industrial - Technology	2,775	1.3%	2,773	1.2%
Industrial - Transportation	4,342	2.0%	4,303	2.0%
Industrial - Other	1,113	0.5%	1,197	0.5%
Utility - Electric	11,749	5.3%	11,983	5.5%
Utility - Natural gas	1,487	0.7%	1,486	0.7%
Utility - Other	310	0.1%	272	0.1%
Total corporate	89,784	40.8%	92,145	42.0%
Other government-related securities
US government and agencies	18,799	8.6%	16,898	7.7%
Foreign governments	1,672	0.8%	1,659	0.8%
US state, municipal and political subdivisions	747	0.3%	759	0.3%
Total non-structured securities	111,002	50.5%	111,461	50.8%
Structured securities
CLO	30,492	13.9%	33,475	15.3%
ABS	57,223	26.0%	51,828	23.7%
CMBS	12,796	5.8%	13,245	6.1%
RMBS
Agency	11	—%	393	0.2%
Non-agency	8,267	3.8%	8,639	3.9%
Total structured securities	108,789	49.5%	107,580	49.2%
Total AFS securities, including related parties	$219,791	100.0%	$219,041	100.0%

The fair value of our AFS securities, including related parties, was $219.8 billion and $219.0 billion as of March 31, 2026 and December 31, 2025, respectively. The increase was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, partially offset by unrealized losses on AFS securities during the three months ended March 31, 2026 of $2.0 billion and unrealized losses related to foreign exchange impacts. The unrealized investment losses were attributable to an increase in US Treasury rates and credit spread widening in 2026, while the unrealized foreign exchange losses were primarily attributable to the strengthening of the US dollar against foreign currencies in 2026.

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC) is responsible for the credit quality assessment and valuation of securities owned by state-regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC financial statement. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Generally, the process for assigning an NAIC designation varies based upon whether a security is considered “filing exempt” (General Designation Process). Subject to certain exceptions, a security is

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

typically considered “filing exempt” if it has been rated by a Nationally Recognized Statistical Rating Organization (NRSRO). For securities that are not “filing exempt,” insurance companies assign temporary designations based upon a subjective evaluation of credit quality. The insurance company generally must then submit the securities to the SVO within 120 days of acquisition to receive an NAIC designation. For securities considered “filing exempt,” the SVO utilizes the NRSRO rating and assigns an NAIC designation based upon the following system:

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

The SVO has developed a designation process and provides instruction on modeled LBaSS. For modeled LBaSS, the process is specific to the non-agency RMBS and CMBS asset classes. To establish ratings at the individual security level, the SVO obtains loan-level analysis of each RMBS and CMBS using a selected vendor’s proprietary financial model. The SVO ensures that the vendor has extensive internal quality control processes in place and the SVO conducts its own quality control checks of the selected vendor’s valuation process. The SVO has retained the services of BlackRock, Inc. (BlackRock) to model non-agency RMBS and CMBS owned by US insurers for all years presented herein. BlackRock provides five prices (breakpoints), based on each US insurer’s statutory book value price, to utilize in determining the NAIC designation for each modeled LBaSS.

The NAIC designation determines the associated level of risk-based capital that an insurer is required to hold for all securities owned by the insurer. In general, under the modeled LBaSS process, the larger the discount to par value at the time of determination, the higher the NAIC designation the LBaSS will have.

Under the statutory accounting guidance for the principles-based bond definition, certain debt securities are required to be accounted for as non-bond debt securities. These non-bond debt securities are required to be filed with and designated by the NAIC. Our non-bond debt securities that have not received a designation are presented as “Non-designated” within the NAIC rating tables below. “Non-designated” status is not an indication of the quality of the security.

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	March 31, 2026			December 31, 2025
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
NAIC designation
1 A-G	$128,154	$120,506	54.8%	$127,640	$121,234	55.4%
2 A-C	97,666	93,863	42.7%	94,116	91,503	41.8%
Total investment grade	225,820	214,369	97.5%	221,756	212,737	97.2%
3 A-C	3,022	2,844	1.3%	3,486	3,356	1.5%
4 A-C	1,666	1,630	0.7%	1,755	1,732	0.8%
5 A-C	396	343	0.2%	551	487	0.2%
6	797	557	0.3%	959	697	0.3%
Non-designated	42	48	—%	37	32	—%
Total below investment grade	5,923	5,422	2.5%	6,788	6,304	2.8%
Total AFS securities, including related parties	$231,743	$219,791	100.0%	$228,544	$219,041	100.0%

A significant majority of our AFS portfolio, 97.5% and 97.2% as of March 31, 2026 and December 31, 2025, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NRSRO rating agency designation
AAA/AA/A	$115,295	52.5%	$114,983	52.5%
BBB	90,047	41.0%	87,497	39.9%
Non-rated[1]	7,544	3.4%	8,493	3.9%
Total investment grade	212,886	96.9%	210,973	96.3%
BB	2,312	1.0%	2,976	1.4%
B	1,501	0.7%	1,722	0.8%
CCC	1,571	0.7%	1,652	0.7%
CC and lower	431	0.2%	436	0.2%
Non-rated[1]	1,090	0.5%	1,282	0.6%
Total below investment grade	6,905	3.1%	8,068	3.7%
Total AFS securities, including related parties	$219,791	100.0%	$219,041	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. With respect to modeled LBaSS, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (a) the equivalent S&P Global, Inc. (S&P) rating when the security is rated by one NRSRO; (b) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (c) the equivalent S&P rating of the second lowest NRSRO when the security is rated by three or more NRSROs. If the lowest two NRSRO ratings are equal, then such rating will be the assigned rating. NRSRO ratings available for the periods presented were S&P, Fitch Ratings, Inc. (Fitch), Moody’s Ratings, Inc. (Moody’s), A.M. Best Company, Inc. (A.M. Best), Morningstar DBRS, and Kroll Bond Rating Agency, Inc.

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.1% and 3.7%, as of March 31, 2026 and December 31, 2025, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

As of each of March 31, 2026 and December 31, 2025, non-rated securities were comprised 74% of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 18% and 20%, respectively, of RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of each of March 31, 2026 and December 31, 2025, 87% of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $57.2 billion and $51.8 billion as of March 31, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$31,385	54.9%	$30,437	58.6%
2 A-C	25,190	44.0%	20,719	40.0%
Total investment grade	56,575	98.9%	51,156	98.6%
3 A-C	513	0.9%	488	0.9%
4 A-C	36	0.1%	39	0.1%
5 A-C	24	—%	78	0.2%
6	27	—%	34	0.1%
Non-designated	48	0.1%	33	0.1%
Total below investment grade	648	1.1%	672	1.4%
Total AFS ABS, including related parties	$57,223	100.0%	$51,828	100.0%

NRSRO rating agency designation
AAA/AA/A	$31,222	54.6%	$30,185	58.1%
BBB	25,353	44.3%	20,971	40.4%
Non-rated[1]	—	—%	—	—%
Total investment grade	56,575	98.9%	51,156	98.5%
BB	521	0.9%	497	1.0%
B	28	0.1%	30	0.1%
CCC	24	—%	78	0.2%
CC and lower	24	—%	31	0.1%
Non-rated[1]	51	0.1%	36	0.1%
Total below investment grade	648	1.1%	672	1.5%
Total AFS ABS, including related parties	$57,223	100.0%	$51,828	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of March 31, 2026 and December 31, 2025, a substantial majority of our AFS ABS portfolio, 98.9% and 98.6%, respectively, was invested in assets considered to be investment grade based upon the application of the NAIC’s methodology, while 98.9% and 98.5% of securities as of March 31, 2026 and December 31, 2025, respectively, were considered investment grade based upon NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $30.5 billion and $33.5 billion as of March 31, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$20,649	67.7%	$22,428	67.0%
2 A-C	9,772	32.1%	10,975	32.8%
Total investment grade	30,421	99.8%	33,403	99.8%
3 A-C	71	0.2%	72	0.2%
4 A-C	—	—%	—	—%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Non-designated	—	—%	—	—%
Total below investment grade	71	0.2%	72	0.2%
Total AFS CLO, including related parties	$30,492	100.0%	$33,475	100.0%

NRSRO rating agency designation
AAA/AA/A	$20,659	67.8%	$22,438	67.0%
BBB	9,762	32.0%	10,965	32.8%
Non-rated[1]	—	—%	—	—%
Total investment grade	30,421	99.8%	33,403	99.8%
BB	71	0.2%	72	0.2%
B	—	—%	—	—%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	71	0.2%	72	0.2%
Total AFS CLO, including related parties	$30,492	100.0%	$33,475	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of each of March 31, 2026 and December 31, 2025, 99.8% of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The decrease in our CLO portfolio was mainly driven by prepayments of the underlying assets in excess of purchases and unrealized losses during the three months ended March 31, 2026 attributable to an increase in US Treasury rates and credit spread widening in 2026.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $12.8 billion and $13.2 billion as of March 31, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$11,140	87.1%	$11,447	86.5%
2 A-C	1,169	9.1%	1,250	9.4%
Total investment grade	12,309	96.2%	12,697	95.9%
3 A-C	329	2.6%	353	2.7%
4 A-C	82	0.6%	84	0.6%
5 A-C	28	0.2%	31	0.2%
6	48	0.4%	80	0.6%
Non-designated	—	—%	—	—%
Total below investment grade	487	3.8%	548	4.1%
Total AFS CMBS	$12,796	100.0%	$13,245	100.0%

NRSRO rating agency designation
AAA/AA/A	$10,564	82.6%	$10,785	81.4%
BBB	1,325	10.3%	1,507	11.4%
Non-rated[1]	220	1.7%	219	1.7%
Total investment grade	12,109	94.6%	12,511	94.5%
BB	262	2.1%	303	2.3%
B	185	1.4%	165	1.2%
CCC	165	1.3%	207	1.6%
CC and lower	75	0.6%	59	0.4%
Non-rated[1]	—	—%	—	—%
Total below investment grade	687	5.4%	734	5.5%
Total AFS CMBS	$12,796	100.0%	$13,245	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of March 31, 2026 and December 31, 2025, 96.2% and 95.9%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 94.6% and 94.5% of securities as of March 31, 2026 and December 31, 2025, respectively, were considered investment grade based upon NRSRO ratings. The decrease in our CMBS portfolio was mainly driven by prepayments and sales of the underlying assets in excess of purchases and unrealized losses on our CMBS portfolio during the three months ended March 31, 2026 attributable to an increase in US Treasury rates and credit spread widening in 2026.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $8.3 billion and $9.0 billion as of March 31, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$7,226	87.3%	$7,801	86.4%
2 A-C	556	6.7%	654	7.2%
Total investment grade	7,782	94.0%	8,455	93.6%
3 A-C	226	2.7%	209	2.3%
4 A-C	81	1.0%	102	1.1%
5 A-C	112	1.4%	187	2.1%
6	77	0.9%	79	0.9%
Non-designated	—	—%	—	—%
Total below investment grade	496	6.0%	577	6.4%
Total AFS RMBS	$8,278	100.0%	$9,032	100.0%

NRSRO rating agency designation
AAA/AA/A	$4,012	48.5%	$4,148	45.9%
BBB	1,051	12.7%	1,167	12.9%
Non-rated[1]	1,291	15.6%	1,676	18.6%
Total investment grade	6,354	76.8%	6,991	77.4%
BB	49	0.6%	51	0.5%
B	93	1.1%	98	1.1%
CCC	1,211	14.6%	1,254	13.9%
CC and lower	328	4.0%	342	3.8%
Non-rated[1]	243	2.9%	296	3.3%
Total below investment grade	1,924	23.2%	2,041	22.6%
Total AFS RMBS	$8,278	100.0%	$9,032	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 94.0% and 93.6% as of March 31, 2026 and December 31, 2025, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, resulting in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, the NRSRO characterized 76.8% and 77.4% of our RMBS portfolio as investment grade as of March 31, 2026 and December 31, 2025, respectively. The decrease in our RMBS portfolio was mainly driven by prepayments and sales of the underlying assets in excess of purchases and unrealized losses on our RMBS portfolio during the three months ended March 31, 2026 attributable to an increase in US Treasury rates and credit spread widening in 2026.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of March 31, 2026, our AFS securities, including related parties, had a fair value of $219.8 billion, which was 5.2% below amortized cost of $231.7 billion. As of December 31, 2025, our AFS securities, including related parties, had a fair value of $219.0 billion, which was 4.2% below amortized cost of $228.5 billion. Our fair value of AFS securities as of both March 31, 2026 and December 31, 2025 was below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses, including any unrealized foreign exchange impacts, on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	March 31, 2026
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$77,663	$(7,958)	$69,705	89.8%	$120,506	(6.6)%
2 A-C	62,230	(5,329)	56,901	91.4%	93,863	(5.7)%
Total investment grade	139,893	(13,287)	126,606	90.5%	214,369	(6.2)%
3 A-C	1,588	(196)	1,392	87.6%	2,844	(6.9)%
4 A-C	1,168	(54)	1,114	95.4%	1,630	(3.3)%
5 A-C	237	(16)	221	93.1%	343	(4.8)%
6	56	(12)	44	78.5%	557	(2.2)%
Non-designated	11	(1)	10	94.4%	48	(1.3)%
Total below investment grade	3,060	(279)	2,781	90.9%	5,422	(5.2)%
Total	$142,953	$(13,566)	$129,387	90.5%	$219,791	(6.2)%

	December 31, 2025
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$65,495	$(7,292)	$58,203	88.9%	$121,234	(6.0)%
2 A-C	45,479	(4,427)	41,052	90.3%	91,503	(4.8)%
Total investment grade	110,974	(11,719)	99,255	89.4%	212,737	(5.5)%
3 A-C	1,585	(173)	1,412	89.1%	3,356	(5.2)%
4 A-C	887	(16)	871	98.2%	1,732	(0.9)%
5 A-C	315	(13)	302	95.9%	487	(2.7)%
6	276	(13)	263	95.3%	697	(1.9)%
Non-designated	29	(9)	20	69.0%	32	(28.1)%
Total below investment grade	3,092	(224)	2,868	92.8%	6,304	(3.6)%
Total	$114,066	$(11,943)	$102,123	89.5%	$219,041	(5.5)%

The gross unrealized losses on AFS securities, including related parties, were $13.6 billion and $11.9 billion as of March 31, 2026 and December 31, 2025, respectively. The increase in unrealized losses on AFS securities was primarily attributable to an increase in US Treasury rates and credit spread widening in 2026.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies of our 2025 Annual Report.

As of March 31, 2026 and December 31, 2025, we held an allowance for credit losses on AFS securities of $744 million and $758 million, respectively. During the three months ended March 31, 2026, we recorded a decrease in the allowance for credit losses on AFS securities of $14 million, of which $9 million had an income statement impact and $5 million related to PCD securities and other changes. The decrease in the allowance for credit losses on AFS securities in 2026 was primarily related to a decrease on corporate securities driven by the sale of two securities resulting in the release of the associated allowance, partially offset by an increase in allowance on CMBS and RMBS securities. During the three months ended March 31, 2025, we recorded no change in the allowance for credit losses on AFS securities. The intent-to-sell impairments for the three months ended March 31, 2026 and 2025 were $7 million and $4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of March 31, 2026 and December 31, 2025, 36% and 37%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	March 31, 2026			December 31, 2025
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
Country
Ireland	$9,717	$10,134	12.9%	$10,837	$11,526	14.3%
Other Europe	21,127	19,968	25.4%	21,572	20,901	25.9%
Total Europe	30,844	30,102	38.3%	32,409	32,427	40.2%
Non-US North America	38,204	38,262	48.7%	38,776	38,476	47.8%
Australia & New Zealand	3,038	2,810	3.6%	3,161	2,941	3.6%
Asia/Pacific	3,266	2,715	3.5%	3,109	2,639	3.3%
Central & South America	1,966	1,835	2.3%	1,646	1,531	1.9%
Africa & Middle East	3,205	2,822	3.6%	2,843	2,580	3.2%
Total	$80,523	$78,546	100.0%	$81,944	$80,594	100.0%

Approximately 98.6% and 98.5% of these securities are investment grade by NAIC designation as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, 7% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 29% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of euro-denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $11.0 billion and $10.0 billion as of March 31, 2026 and December 31, 2025, respectively. Trading securities are primarily comprised of structured securities with embedded derivatives, certain equity tranche securities and AmerUs Closed Block securities for which we have elected the fair value option valuation. The increase in trading securities was primarily driven by the deployment of strong gross organic inflows in excess of gross liability outflows, including the purchase of corporate debt securities in connection with the Athora transaction, partially offset by unrealized losses on the underlying assets attributable to an increase in US Treasury rates and credit spread widening in 2026.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,539	15.0%	$15,458	16.2%
Industrial	9,491	9.8%	8,778	9.2%
Office building	4,558	4.7%	4,530	4.7%
Hotels	3,103	3.2%	2,773	2.9%
Retail	2,277	2.4%	2,061	2.2%
Other commercial	6,046	6.3%	5,471	5.7%
Total commercial mortgage loans	40,014	41.4%	39,071	40.9%
Residential loans	56,651	58.6%	56,473	59.1%
Total mortgage loans, including related parties and consolidated VIEs	$96,665	100.0%	$95,544	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high-quality commercial first-lien as well as mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $96.7 billion and $95.5 billion as of March 31, 2026 and December 31, 2025, respectively. This included $912 million and $895 million of mezzanine mortgage loans as of March 31, 2026 and December 31, 2025, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CMLs), primarily on income-producing properties including apartments, industrial properties, office buildings, hotels and retail buildings. Our residential mortgage loan (RMLs) portfolio primarily consists of first-lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2026 and December 31, 2025, we had $1.2 billion and $1.0 billion, respectively, of mortgage loans that were 90 days past due, of which $373 million and $307 million, respectively, were in the process of foreclosure. As of March 31, 2026 and December 31, 2025, $81 million and $63 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

Investment Funds

Our investment fund portfolio strategy primarily focuses on core holdings of origination and retirement services platforms, equity and credit, and other funds. Origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. Our credit strategy comprises direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. Our equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Our investment funds can meet the definition of a VIE, and in certain cases, these investment funds are consolidated in our financial statements because we meet the criteria to be the primary beneficiary.

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$184	0.7%	$108	0.4%
Investment funds – related parties
Origination platforms	34	0.1%	33	0.1%
Retirement services platforms	2,533	8.8%	1,538	5.9%
Equity	266	0.9%	260	1.0%
Credit	297	1.0%	313	1.2%
Other	6	—%	5	—%
Total investment funds – related parties	3,136	10.8%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	9,450	32.6%	9,067	34.4%
Equity	10,578	36.5%	9,735	37.0%
Credit	3,385	11.7%	3,682	14.0%
Other	2,236	7.7%	1,586	6.0%
Total investment funds – consolidated VIEs	25,649	88.5%	24,070	91.4%
Total investment funds, including related parties and consolidated VIEs	$28,969	100.0%	$26,327	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, total investment funds, including related parties and consolidated VIEs, were $29.0 billion and $26.3 billion as of March 31, 2026 and December 31, 2025, respectively. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by additional purchases of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with the Athora transaction, net contributions from third-party investors into AAA Lux, as well as our contributions to AAA, and favorable performance of the underlying assets within AAA and AAA Lux in 2026. These impacts were partially offset by the sale of a large portion of an underlying investment within A-A Onshore Fund, LLC.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, The Lincoln National Life Company and Jackson National Life Insurance Company. As of March 31, 2026, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A+ or better (based on an S&P scale).

The funds withheld at interest balance is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income (loss). The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses) in the condensed consolidated statements of income (loss). Although we do not legally own the underlying investments in the funds withheld at interest, in each instance, the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Fixed maturity securities
US government and agencies	$3	—%	$—	—%
Corporate	9,773	52.9%	10,234	52.1%
ABS	1,250	6.8%	1,729	8.8%
CLO	662	3.6%	680	3.5%
CMBS	643	3.5%	627	3.2%
RMBS	704	3.8%	610	3.1%
Foreign governments	288	1.6%	293	1.5%
US state, municipal and political subdivisions	137	0.7%	140	0.7%
Mortgage loans	3,123	16.9%	3,389	17.3%
Investment funds	837	4.5%	875	4.4%
Equity securities	190	1.0%	224	1.1%
Short-term investments	22	0.1%	50	0.3%
Derivative assets	47	0.3%	53	0.3%
Cash and cash equivalents	814	4.4%	751	3.8%
Other assets and liabilities	(20)	(0.1)%	(27)	(0.1)%
Total funds withheld at interest, including related parties	$18,473	100.0%	$19,628	100.0%

As of March 31, 2026 and December 31, 2025, we held $18.5 billion and $19.6 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 96.0% and 95.8% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2026 and December 31, 2025, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business as well as unrealized losses during the three months ended March 31, 2026 attributable to an increase in US Treasury rates and credit spread widening in 2026.

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

Net Invested Assets

The following summarizes our net invested assets:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$86,764	28.9%	$86,664	29.6%
CLO	23,611	7.9%	25,401	8.7%
Credit	110,375	36.8%	112,065	38.3%
CML	32,578	10.9%	31,789	10.9%
RML	43,688	14.5%	43,326	14.8%
RMBS	7,232	2.4%	7,592	2.6%
CMBS	9,662	3.2%	9,877	3.4%
Real estate	93,160	31.0%	92,584	31.7%
ABS	41,802	13.9%	38,417	13.1%
Alternative investments	15,092	5.0%	13,868	4.7%
State, municipal, political subdivisions and foreign government	3,168	1.1%	3,081	1.0%
Equity securities	1,975	0.7%	2,039	0.7%
Short-term investments	146	—%	207	0.1%
US government and agencies	15,985	5.3%	14,225	4.9%
Other investments	78,168	26.0%	71,837	24.5%
Cash and cash equivalents	12,969	4.3%	10,490	3.6%
Other	5,618	1.9%	5,438	1.9%
Net invested assets	$300,290	100.0%	$292,414	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $300.3 billion and $292.4 billion as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, corporate securities included $24.2 billion of private placements, which represented 8.0% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $16.0 billion in excess of net liability outflows of $8.6 billion, the reinvestment of earnings and favorable alternative investment performance. These impacts were partially offset by a decrease in net short-term repurchase agreements outstanding as of March 31, 2026 and the payment of common and preferred stock dividends.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value	Percentage of Total	Net Invested Asset Value	Percentage of Total
Origination platforms
Wheels	$756	5.0%	$739	5.3%
Redding Ridge	644	4.3%	645	4.7%
MidCap Financial	571	3.8%	588	4.2%
Aqua Finance	331	2.2%	319	2.3%
Skylign	350	2.3%	344	2.5%
Apterra	538	3.6%	531	3.8%
Atlas	562	3.7%	560	4.0%
Cadma	314	2.1%	271	1.9%
Other	755	5.0%	733	5.3%
Origination platforms	4,821	32.0%	4,730	34.0%
Apollo and other investments
Real assets	1,677	11.1%	1,701	12.3%
Private equity	1,094	7.3%	1,086	7.8%
Structured equity and other	2,495	16.5%	927	6.7%
Equity	5,266	34.9%	3,714	26.8%
Credit	866	5.7%	2,125	15.3%
Liquid assets and other	697	4.6%	770	5.6%
Apollo and other investments	6,829	45.2%	6,609	47.7%
Total AAA[1]	11,650	77.2%	11,339	81.7%
Retirement services
Athora	2,140	14.2%	1,124	8.1%
Venerable	358	2.4%	356	2.6%
Retirement services	2,498	16.6%	1,480	10.7%
Apollo and other investments
Equity	517	3.4%	617	4.5%
Credit	412	2.7%	417	3.0%
Other	15	0.1%	15	0.1%
Apollo and other investments	944	6.2%	1,049	7.6%
Total Non AAA	3,442	22.8%	2,529	18.3%
Net alternative investments	$15,092	100.0%	$13,868	100.0%

[1] Includes net alternative investments of AAA and AAA Lux.

Net alternative investments were $15.1 billion and $13.9 billion as of March 31, 2026 and December 31, 2025, respectively, representing 5.0% and 4.7% of our net invested asset portfolio as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, we held approximately 77% of our net alternative investments through AAA and AAA Lux and had a net ownership percentage in it of approximately 44%. The increase in net alternative investments was primarily driven by the additional purchases of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with the Athora transaction, the deployment of our cash contribution into AAA and favorable alternative investment performance in 2026, partially offset by the sale of a large portion of an underlying investment within A-A Onshore Fund, LLC.

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

Athora

Athora is a leading European savings and retirement services group focused on the traditional life and pensions market. Athora deploys capital and resources to further its mission to build a stand-alone independent and integrated insurance and reinsurance business. Athora’s growth is achieved primarily through acquisitions, portfolio transfers and reinsurance. Athora is building a European insurance brand and has successfully acquired, integrated and transformed multiple insurance companies.

Our alternative investment in Athora had a carrying value of $2.1 billion and $1.1 billion as of March 31, 2026 and December 31, 2025. The increase in our investment in Athora was driven by the additional purchases of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with the Athora transaction in the first quarter of 2026. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 2.10% and (2.76)% for the three months ended March 31, 2026 and 2025, respectively. Alternative investment income from Athora was $9 million and $(7) million for the three months ended March 31, 2026 and 2025, respectively. The increase in alternative investment income compared to 2025 was primarily driven by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended March 31,
(In millions)	2026	2025
Net income (loss) available to Athene Holding Ltd. common stockholder	$(1,973)	$420
Add: Preferred stock dividends	35	45
Add: Net income attributable to noncontrolling interests	456	294
Net income (loss)	(1,482)	759
Income tax expense	1,673	175
Income before income taxes	191	934
Investment gains (losses), net of offsets	(696)	151
Non-operating change in insurance liabilities and related derivatives	(42)	(367)
Integration, restructuring and other non-operating items	(33)	(30)
Stock compensation expense	(10)	(11)
Preferred stock dividends	35	45
Noncontrolling interests – pre-tax income and VIE adjustments	218	342
Less: Total adjustments to income before income taxes	(528)	130
Spread related earnings	$719	$804

The reconciliation of total Athene Holding Ltd. stockholders’ equity to total adjusted Athene Holding Ltd. common stockholder’s equity is as follows:

(In millions)	March 31, 2026	December 31, 2025
Total Athene Holding Ltd. stockholders’ equity	$17,848	$20,492
Less: Preferred stock	2,470	2,470
Total Athene Holding Ltd. common stockholder’s equity	15,378	18,022
Less: Accumulated other comprehensive loss	(3,120)	(2,641)
Less: Accumulated change in fair value of reinsurance assets	(1,183)	(1,171)
Less: Accumulated change in fair value of mortgage loan assets	(1,274)	(1,009)
Total adjusted Athene Holding Ltd. common stockholder’s equity	$20,955	$22,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	March 31, 2026	December 31, 2025
Total debt	$7,840	$7,848
Add: 50% of preferred stock	1,235	1,235
Less: 50% of subordinated debt	888	888
Less: Adjustment to arrive at notional	159	167
Adjusted leverage	$8,028	$8,028

Total debt	$7,840	$7,848
Total Athene Holding Ltd. stockholders’ equity	17,848	20,492
Total capitalization	25,688	28,340
Less: Accumulated other comprehensive loss	(3,120)	(2,641)
Less: Accumulated change in fair value of reinsurance assets	(1,183)	(1,171)
Less: Accumulated change in fair value of mortgage loan assets	(1,274)	(1,009)
Less: Adjustment to arrive at notional	252	260
Total adjusted capitalization	$31,013	$32,901

Leverage ratio	40.1%	36.4%
Accumulated other comprehensive loss	(3.9)%	(2.9)%
Accumulated change in fair value of reinsurance assets	(1.5)%	(1.3)%
Accumulated change in fair value of mortgage loan assets	(1.6)%	(1.1)%
Adjustment to exclude 50% of preferred stock	(4.0)%	(3.7)%
Adjustment to exclude 50% of subordinated debt	(2.9)%	(2.7)%
Adjustment to arrive at notional	(0.3)%	(0.3)%
Adjusted leverage ratio	25.9%	24.4%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2026		2025
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$4,769	6.44%	$3,991	6.25%
Change in fair value of reinsurance assets	(94)	(0.13)%	(63)	(0.10)%
VIE earnings and noncontrolling interests	285	0.39%	434	0.68%
Forward points adjustment on FX derivative hedges	28	0.04%	24	0.04%
Held-for-trading amortization	(57)	(0.08)%	(29)	(0.05)%
Reinsurance impacts	(27)	(0.04)%	(40)	(0.06)%
ACRA noncontrolling interests	(1,249)	(1.68)%	(1,074)	(1.68)%
Other	106	0.14%	(12)	(0.02)%
Total adjustments to arrive at net investment earnings/earned rate	(1,008)	(1.36)%	(760)	(1.19)%
Total net investment earnings/earned rate	$3,761	5.08%	$3,231	5.06%

Average net invested assets	$296,352		$255,505

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended March 31,
	2026		2025
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$3,477	4.69%	$3,252	5.09%
Premiums	(217)	(0.29)%	(127)	(0.20)%
Product charges	(281)	(0.38)%	(265)	(0.41)%
Other revenues	(4)	—%	(4)	—%
Indexed annuity option costs	502	0.68%	430	0.67%
Reinsurance impacts	(22)	(0.03)%	(30)	(0.05)%
Non-operating change in insurance liabilities and embedded derivatives	399	0.54%	(47)	(0.07)%
Policy and other operating expenses, excluding policy acquisition expenses	(504)	(0.68)%	(440)	(0.69)%
Forward points adjustment on FX derivative hedges	76	0.10%	52	0.08%
AmerUs Closed Block fair value liability	11	0.01%	(18)	(0.03)%
ACRA noncontrolling interests	(704)	(0.95)%	(656)	(1.03)%
Other	74	0.10%	63	0.10%
Total adjustments to arrive at cost of funds	(670)	(0.90)%	(1,042)	(1.63)%
Total cost of funds	$2,807	3.79%	$2,210	3.46%

Average net invested assets	$296,352		$255,505

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended March 31,
(In millions)	2026	2025
US GAAP policy and other operating expenses	$651	$565
Interest expense	(224)	(167)
Policy acquisition expenses, net of deferrals	(147)	(125)
Integration, restructuring and other non-operating items	(33)	(30)
Stock compensation expenses	(10)	(11)
ACRA noncontrolling interests	(104)	(100)
Other	(15)	(16)
Total adjustments to arrive at other operating expenses	(533)	(449)
Other operating expenses	$118	$116

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	March 31, 2026	December 31, 2025
Total investments, including related parties	$358,127	$356,457
Derivative assets	(8,352)	(9,190)
Cash and cash equivalents (including restricted cash)	19,011	16,326
Accrued investment income	3,601	3,395
Net receivable (payable) for collateral on derivatives	(2,718)	(3,458)
Reinsurance impacts	(6,078)	(6,350)
VIE and VOE assets, liabilities and noncontrolling interests	19,360	19,023
Unrealized (gains) losses	13,230	10,002
Ceded policy loans	(156)	(160)
Net investment receivables (payables)	120	217
Allowance for credit losses	748	763
Other investments	(59)	(52)
Total adjustments to arrive at gross invested assets	38,707	30,516
Gross invested assets	396,834	386,973
ACRA noncontrolling interests	(96,544)	(94,559)
Net invested assets	$300,290	$292,414

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	March 31, 2026	December 31, 2025
Investment funds, including related parties and consolidated VIEs	$28,969	$26,327
Investment funds within funds withheld at interest	820	859
Net assets of the VIE, excluding investment funds	(10,244)	(9,098)
Unrealized (gains) losses	(26)	(49)
Investment in ADIP	(215)	(231)
Other assets	(169)	(169)
Total adjustments to arrive at gross alternative investments	(9,834)	(8,688)
Gross alternative investments	19,135	17,639
ACRA noncontrolling interests	(4,043)	(3,771)
Net alternative investments	$15,092	$13,868

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	March 31, 2026	December 31, 2025
Total liabilities	$414,104	$406,567
Debt	(7,840)	(7,848)
Derivative liabilities	(5,835)	(5,742)
Payables for collateral on derivatives and short-term securities to repurchase	(5,285)	(7,838)
Other liabilities	(9,404)	(8,888)
Liabilities of consolidated VIEs	(2,131)	(1,712)
Reinsurance impacts	(12,763)	(13,209)
Ceded policy loans	(156)	(160)
Market risk benefit asset	(183)	(212)
Total adjustments to arrive at gross reserve liabilities	(43,597)	(45,609)
Gross reserve liabilities	370,507	360,958
ACRA noncontrolling interests	(91,318)	(89,725)
Net reserve liabilities	$279,189	$271,233

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and publicly traded common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of March 31, 2026 was $130.0 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of March 31, 2026 was $9.9 billion. Although our investment portfolio does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may seek to raise or hold additional cash and liquid assets to manage our liquidity risk and to take advantage of market dislocations as they arise.

We have access to additional liquidity through our credit facility and liquidity facility. The credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the credit facility. The credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of March 31, 2026. The liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The liquidity facility has a commitment termination date of June 26, 2026, subject to additional 364-day extensions, and was undrawn as of March 31, 2026. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some or all of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of March 31, 2026 and December 31, 2025, approximately 86% and 85%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2026 and December 31, 2025, approximately 69% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of March 31, 2026, approximately 37% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements, payout annuities and guaranteed investment contracts, while 53% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of March 31, 2026 and December 31, 2025, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2026 and December 31, 2025, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $28.2 billion and $23.3 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2026, our total maximum borrowing capacity under the FHLB facilities was limited to $68.2 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2026, we had the ability to draw up to an estimated $31.4 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral that is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

We engage in repurchase transactions whereby we sell fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. We require that, at all times during the term of the repurchase agreements, we maintain sufficient cash or other liquid assets to allow us to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets. Under the terms of the repurchase agreements, we monitor the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of March 31, 2026 and December 31, 2025, the payables for repurchase agreements were $3.2 billion and $6.0 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.4 billion and $6.2 billion, respectively. As of March 31, 2026, payables for repurchase agreements, based on original issuance, were comprised of no short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2025, payables for repurchase agreements, based on original issuance, were comprised of $2.8 billion of short-term and $3.2 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of March 31, 2026, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years; however, either party may terminate the facility upon 24 months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of March 31, 2026, we had no outstanding payables under this facility.

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2026	2025
Net income (loss)	$(1,482)	$759
Non-cash revenues and expenses	2,317	(333)
Net cash provided by operating activities	835	426
Sales, maturities and repayments of investments	22,785	18,875
Purchases of investments	(30,823)	(36,474)
Other investing activities	162	884
Net cash used in investing activities	(7,876)	(16,715)
Inflows on investment-type policies and contracts	19,652	25,306
Withdrawals on investment-type policies and contracts	(7,831)	(5,248)
Other financing activities	(2,365)	(4,623)
Net cash provided by financing activities	9,456	15,435
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net increase (decrease) in cash and cash equivalents	$2,414	$(851)

Note: Cash and cash equivalents includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit and interest payments as well as other operating expenses. Our operating activities generated cash flows totaling $835 million and $426 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2026 compared to 2025 was primarily driven by an increase in net investment income, a cash refund of taxes in 2026 compared to cash paid for taxes in 2025, less cash paid on reinsurance settlements in 2026 and an increase in premiums, partially offset by an increase in cash paid for interest on funding agreements and other operating expenses.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $7.9 billion and $16.7 billion for the three months ended March 31, 2026 and 2025, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2026 compared to 2025 was primarily driven by a decrease in the purchases of investments due to the deployment of lower cash inflows compared to record volumes in 2025 and an increase in the sales, maturities and repayments of investments, partially offset by a decrease in investment payables, net of receivables, and cash paid for derivative settlements in 2026 compared to cash received from derivative settlements in 2025.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes in cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes in cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $9.5 billion and $15.4 billion for the three months ended March 31, 2026 and 2025, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2026 compared to 2025 was primarily attributable to lower cash received from deferred annuity and funding agreement inflows, net of cash outflows, partially offset by higher cash received from new market products, including guaranteed investment contracts and stable value, less cash paid to settle outstanding repurchase agreements in 2026, a smaller decrease in cash collateral posted by counterparties for derivative transactions, an increase in net capital contributions from noncontrolling interests and less cash repayments of debt within consolidated VIEs in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of March 31, 2026:

	Payments Due by Period
(In millions)	2026	2027-2028	2029-2030	2031 and thereafter	Total
Interest sensitive contract liabilities	$21,347	$95,379	$86,257	$123,519	$326,502
Future policy benefits	2,401	6,006	5,383	34,867	48,657
Market risk benefits	—	—	—	7,574	7,574
Other policy claims and benefits	108	—	—	—	108
Dividends payable to policyholders	6	16	14	52	88
Debt[1]	369	1,859	1,282	13,692	17,202
Securities to repurchase[2]	118	2,369	1,143	—	3,630
Total	$24,349	$105,629	$94,079	$179,704	$403,761

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2026 interest rate.

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

We declared common stock cash dividends of $188 million on January 28, 2026, payable to the holder of AHL’s common stock with a record date of March 13, 2026 and payment date of March 16, 2026.

For the three months ended March 31, 2025, we declared and paid common stock cash dividends of $188 million.

Dividends from Insurance Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred and common stock dividend payments and strategic transactions, such as acquisitions. The primary sources of AHL’s cash flows are dividends from its subsidiaries, capital market issuances and intercompany borrowings, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of March 31, 2026 (in millions, except percentages):

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
[1] The 2064 Subordinated Notes bear interest at an annual fixed rate of 7.250% until March 30, 2029. On March 30, 2029, and every fifth anniversary thereafter, the interest rate resets to the five-year US Treasury rate (as defined in the applicable prospectus supplement) plus 2.986%.

[2] The 2054 Subordinated Notes bear interest at an annual fixed rate of 6.625% until October 15, 2034. On October 15, 2034, and every fifth anniversary thereafter, the interest rate resets to the five-year US Treasury rate (as defined in the applicable prospectus supplement) plus 2.607%.

[3] The 2055 Subordinated Notes bear interest at an annual fixed rate of 6.875% until June 28, 2035. On June 28, 2035, and every fifth anniversary thereafter, the interest rate resets to the five-year US Treasury rate (as defined in the applicable prospectus supplement) plus 2.582%.

See Note 11 – Debt to the consolidated financial statements in our 2025 Annual Report for further information on debt.

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of March 31, 2026 (in millions, except share, per share data and percentages):

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

1 We may redeem preferred stock any time on or after the dates set forth in this column, subject to the terms of the applicable certificate of designations.
2 We may redeem during a period from and including December 30 of each year in which there is a Reset Date to and including such Reset Date. Reset Date means December 30, 2027 and each date falling on the fifth anniversary of the preceding Reset Date.

See Note 12 – Equity to the consolidated financial statements in our 2025 Annual Report for further information on preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM that allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and a maturity date of December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note payable as of March 31, 2026.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of March 31, 2026 and December 31, 2025, the revolving note payable had an outstanding balance of $2.9 billion and $2.2 billion, respectively.

Capital

We believe we have a strong capital position and are well positioned to meet policyholder and other obligations. We measure capital sufficiency using various internal capital metrics that reflect management’s view on the various risks inherent to our business, the amount of capital required to support our core operating strategies and the amount of capital necessary to maintain our current ratings in a recessionary environment. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC risk-based capital (RBC) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

As of December 31, 2025 and 2024, our US insurance companies’ total adjusted capital (TAC), as defined by the NAIC, was $9.5 billion and $7.7 billion, respectively, and our US RBC ratio was 436% and 419%, respectively. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC. Our TAC was significantly in excess of all regulatory standards as of December 31, 2025 and 2024, respectively.

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $18.6 billion and $17.0 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, our Bermuda RBC ratio was 454% and 450%, respectively. The Bermuda RBC ratio is calculated using Bermuda Capital (as defined below) and applying NAIC RBC factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC ratio. Bermuda Capital represents the capital of Athene’s non-US reinsurance subsidiaries as reported in the Bermuda statutory financial statements, adjusted to exclude deferred tax assets related to Bermuda CIT. Bermuda statutory financial statements apply US statutory accounting principles for policyholder reserve liabilities, which we subject to US cash flow testing requirements. There are certain differences between Bermuda statutory and US statutory frameworks that result in Consolidated RBC being approximately 20 RBC points higher as of December 31, 2025. The primary driver of this difference is that Bermuda statutory financial statements require that assets assumed as part of a reinsurance transaction and any assets sold are recorded at their market value, without posting an interest maintenance reserve. We expect this difference to reduce over time, and to decline to immaterial levels over the next five years. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency and maintain minimum Economic Balance Sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. For the Bermuda group, which includes the capital and surplus of AARe and all of its subsidiaries, including AAIA and its subsidiaries, EBS capital and surplus resulted in a Bermuda Solvency Capital Requirement (BSCR) ratio, computed as available statutory economic capital and surplus divided by ECR, of 202% and 243% as of December 31, 2025 and 2024, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2025 and 2024, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards.

As of December 31, 2025 and 2024, our consolidated statutory capital and surplus in the aggregate was $28.5 billion and $24.8 billion, respectively, and our consolidated RBC ratio was 441% and 430%, respectively. Our consolidated regulatory capital represents the aggregate capital of our US and Bermuda insurance entities, determined with respect to each insurance entity by applying the statutory accounting principles applicable to each such entity with adjustments made to, among other things, assets and expenses at the holding company level. The Consolidated RBC ratio is calculated by aggregating US RBC and Bermuda RBC, with immaterial adjustments for net assets at the holding company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the condensed consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2025 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•fair value of investments;
•impairment of investments and allowances for expected credit losses;
•derivatives valuation, including embedded derivatives;
•future policy benefits;
•market risk benefits;
•consolidation of VIEs; and
•income taxes.

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments of our 2025 Annual Report.

For a discussion of new accounting pronouncements affecting us, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, equity price risk, currency risk, commodity price risk and inflation risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2025 Annual Report.

There have been no material changes to our market risk exposures from those previously disclosed in our 2025 Annual Report, except as described below.

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of March 31, 2026, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $4.7 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2025, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $4.2 billion, net of offsets. The increase in sensitivity to point-in-time income before income taxes from changes in the fair value of these financial instruments as of March 31, 2026, when compared to December 31, 2025, is primarily driven by the purchase of assets with longer maturity dates and derivative activity during the first quarter of 2026. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $10 to $15 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of March 31, 2026, the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $13.0 billion, net of the amount attributable to the noncontrolling interests.

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

We are unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income before income taxes” in our reconciliation between net income (loss) available to Athene Holding Ltd. common stockholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to Athene Holding Ltd. common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of March 31, 2026, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Descriptions of certain legal proceedings affecting us, if any, are included in Note 11 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in Part I–Item 1A. Risk Factors of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at www.athene.com.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Co-Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Co-Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Co-Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Co-Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: May 7, 2026	/s/ Louis-Jacques Tanguy
Louis-Jacques Tanguy
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)