Form 10-Q
period 2026-06-30
Athene Holding Ltd.
filed 2026-08-10
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2026, 203,805 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

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

Athora	Athora Holding Ltd., together with its subsidiaries
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo LLC, together with its subsidiaries
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include our proportionate share of ACRA alternative investments based on our economic ownership.
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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

Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC Ratio.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity or life contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC, with immaterial adjustments for net assets at the holding company.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on deferred annuities, including, with respect to our indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges, excluding market value adjustments, and certain other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities, as well as surplus assets. Gross invested assets include (a) total investments on the condensed consolidated balance sheets with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and payments related to interest, maturities and repurchases of funding agreements.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities, as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) the change in fair value of reinsurance assets, (c) amortization of premium/discount on held-for-trading securities, (d) forward points gains and losses on foreign exchange derivative hedges, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder and institutional liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments), as well as integration, restructuring, stock compensation and certain other items which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder and institutional obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AAIA, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2026	December 31, 2025
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2026 – $208,443 and 2025 – $202,116; allowance for credit losses: 2026 – $703 and 2025 – $757)	$196,763	$192,597
Trading securities, at fair value	6,318	6,409
Equity securities, at fair value	697	822
Mortgage loans, at fair value	99,974	91,918
Investment funds	276	108
Policy loans	293	301
Funds withheld at interest (portion at fair value: 2026 – $(2,404) and 2025 – $(2,409))	13,787	15,413
Derivative assets	11,034	9,190
Short-term investments (portion at fair value: 2026 – $105 and 2025 – $33)	230	175
Other investments (portion at fair value: 2026 – $1,911 and 2025 – $1,818)	4,470	4,148
Total investments	333,842	321,081
Cash and cash equivalents	21,957	14,994
Restricted cash	1,583	1,332
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2026 – $33,436 and 2025 – $26,428)	33,292	26,444
Trading securities, at fair value	1,290	454
Equity securities, at fair value	—	266
Mortgage loans, at fair value	1,549	1,486
Investment funds (portion at fair value: 2026 – $2,311 and 2025 – $1,318)	3,243	2,149
Funds withheld at interest (portion at fair value: 2026 – $(347) and 2025 – $(356))	3,802	4,215
Short-term investments	18	18
Other investments, at fair value	333	344
Accrued investment income (related party: 2026 – $252 and 2025 – $241)	4,015	3,395
Reinsurance recoverable (related party: 2026 – $7,327 and 2025 – $6,336; portion at fair value: 2026 – $1,920 and 2025 – $1,911)	10,929	10,282
Deferred acquisition costs, deferred sales inducements and value of business acquired	9,279	8,634
Goodwill	4,079	4,072
Other assets (related party: 2026 – $332 and 2025 – $284)	11,411	11,950
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2026 – $603 and 2025 – $978)	2,103	3,120
Mortgage loans, at fair value	2,058	2,140
Investment funds, at fair value (related party: 2026 – $26,486 and 2025 – $23,783)	26,798	24,070
Other investments	925	844
Cash and cash equivalents (restricted cash: 2026 – $18 and 2025 – $17)	171	569
Other assets (related party: 2026 – $101 and 2025 – $23)	202	346
Total assets	$472,879	$442,205
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2026	December 31, 2025
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2026 – $4,854 and 2025 – $5,381; portion at fair value: 2026 – $17,126 and 2025 – $15,515)	$344,593	$315,889
Future policy benefits (related party: 2026 – $43 and 2025 – $36; portion at fair value: 2026 – $1,564 and 2025 – $1,615)	48,241	50,264
Market risk benefits (related party: 2026 – $294 and 2025 – $290)	5,283	4,930
Debt	7,832	7,848
Derivative liabilities	6,241	5,742
Payables for collateral on derivatives and securities to repurchase	11,199	11,085
Other liabilities (related party: 2026 – $7,322 and 2025 – $6,479)	13,284	9,097
Liabilities of consolidated variable interest entities (related party: 2026 – $292 and 2025 – $235)	1,401	1,712
Total liabilities	438,074	406,567
Commitments and Contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,329	19,238
Retained earnings	2,440	3,895
Accumulated other comprehensive loss (related party: 2026 – $(184) and 2025 – $(112))	(3,213)	(2,641)
Total Athene Holding Ltd. stockholders’ equity	18,556	20,492
Noncontrolling interests	16,249	15,146
Total equity	34,805	35,638
Total liabilities and equity	$472,879	$442,205
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Revenues
Premiums	$170	$107	$387	$234
Product charges	299	274	580	539
Net investment income (related party investment income of $616 and $562 for the three months ended and $1,152 and $1,005 for the six months ended June 30, 2026 and 2025, respectively; and related party investment expense of $398 and $383 for the three months ended and $808 and $754 for the six months ended June 30, 2026 and 2025, respectively)	4,988	4,429	9,757	8,420
Investment related gains (losses) (related party of $(106) and $(21) for the three months ended and $(131) and $44 for the six months ended June 30, 2026 and 2025, respectively)	2,989	(5)	911	(833)
Other revenues	4	6	8	10
Revenues of consolidated variable interest entities
Net investment income (related party of $11 and $19 for the three months ended and $14 and $34 for the six months ended June 30, 2026 and 2025, respectively)	43	80	111	157
Investment related gains (losses) (related party of $654 and $473 for the three months ended and $1,094 and $994 for the six months ended June 30, 2026 and 2025, respectively)	659	468	1,066	1,018
Total revenues	9,152	5,359	12,820	9,545
Benefits and expenses
Interest sensitive contract benefits (related party of $(123) and $(61) for the three months ended and $(157) and $(94) for the six months ended June 30, 2026 and 2025, respectively)	5,714	3,428	7,305	4,922
Future policy and other policy benefits (remeasurement (gains) losses of $(26) and $(19) for the three months ended and $(32) and $(60) for the six months ended June 30, 2026 and 2025, respectively)	594	527	1,233	1,068
Market risk benefits remeasurement (gains) losses	(24)	(111)	235	274
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	350	292	687	559
Policy and other operating expenses (related party of $71 and $72 for the three months ended and $176 and $144 for the six months ended June 30, 2026 and 2025, respectively)	614	571	1,265	1,136
Total benefits and expenses	7,248	4,707	10,725	7,959
Income before income taxes	1,904	652	2,095	1,586
Income tax expense (benefit)	217	(34)	1,890	141
Net income	1,687	686	205	1,445
Less: Net income attributable to noncontrolling interests	698	222	1,154	516
Net income (loss) attributable to Athene Holding Ltd. stockholders	989	464	(949)	929
Less: Preferred stock dividends	36	45	71	90
Add: Preferred stock redemption	—	84	—	84
Net income (loss) available to Athene Holding Ltd. common stockholder	$953	$503	$(1,020)	$923

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Net income	$1,687	$686	$205	$1,445
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	307	1,396	(1,725)	2,888
Unrealized gains (losses) on hedging instruments	(236)	(8)	(106)	221
Remeasurement gains (losses) on future policy benefits related to discount rate	(199)	(45)	710	(573)
Remeasurement gains (losses) on market risk benefits related to credit risk	(180)	(135)	36	(19)
Foreign currency translation and other adjustments	(10)	78	(23)	114
Other comprehensive income (loss), before tax	(318)	1,286	(1,108)	2,631
Income tax expense (benefit) related to other comprehensive income (loss)	(68)	260	(218)	533
Other comprehensive income (loss)	(250)	1,026	(890)	2,098
Comprehensive income (loss)	1,437	1,712	(685)	3,543
Less: Comprehensive income attributable to noncontrolling interests	541	375	836	837
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$896	$1,337	$(1,521)	$2,706

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at March 31, 2026	$—	$—	$19,262	$1,706	$(3,120)	$17,848	$15,852	$33,700
Net income	—	—	—	989	—	989	698	1,687
Other comprehensive loss	—	—	—	—	(93)	(93)	(157)	(250)
Stock-based compensation allocation from parent	—	—	9	—	—	9	—	9
Preferred stock dividends	—	—	—	(36)	—	(36)	—	(36)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contributions from (distributions to) parent	—	—	58	(32)	—	26	—	26
Contributions from noncontrolling interests	—	—	—	—	—	—	145	145
Distributions to noncontrolling interests	—	—	—	—	—	—	(47)	(47)
Net contributions, distributions, and other changes from noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	(242)	(242)
Balance at June 30, 2026	$—	$—	$19,329	$2,440	$(3,213)	$18,556	$16,249	$34,805

	Three months ended
Balance at March 31, 2025	$—	$—	$19,611	$2,469	$(4,561)	$17,519	$10,255	$27,774
Net income	—	—	—	464	—	464	222	686
Other comprehensive income	—	—	—	—	873	873	153	1,026
Stock-based compensation allocation from parent	—	—	8	—	—	8	—	8
Redemption of preferred stock	—	—	(684)	84	—	(600)	—	(600)
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contributions from (distributions to) parent	—	—	226	(110)	—	116	—	116
Contributions from noncontrolling interests	—	—	—	—	—	—	126	126
Distributions to noncontrolling interests	—	—	—	—	—	—	(95)	(95)
Net contributions, distributions, and other changes from noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	395	395
Balance at June 30, 2025	$—	$—	$19,161	$2,675	$(3,688)	$18,148	$11,056	$29,204
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Six months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2025	$—	$—	$19,238	$3,895	$(2,641)	$20,492	$15,146	$35,638
Net income (loss)	—	—	—	(949)	—	(949)	1,154	205
Other comprehensive loss	—	—	—	—	(572)	(572)	(318)	(890)
Stock-based compensation allocation from parent	—	—	17	—	—	17	—	17
Preferred stock dividends	—	—	—	(71)	—	(71)	—	(71)
Common stock dividends	—	—	—	(375)	—	(375)	—	(375)
Contributions from (distributions to) parent	—	—	74	(60)	—	14	—	14
Contributions from noncontrolling interests	—	—	—	—	—	—	271	271
Distributions to noncontrolling interests	—	—	—	—	—	—	(301)	(301)
Net contributions, distributions, and other changes from noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	297	297
Balance at June 30, 2026	$—	$—	$19,329	$2,440	$(3,213)	$18,556	$16,249	$34,805

	Six months ended
Balance at December 31, 2024	$—	$—	$19,588	$2,237	$(5,465)	$16,360	$9,514	$25,874
Net income	—	—	—	929	—	929	516	1,445
Other comprehensive income	—	—	—	—	1,777	1,777	321	2,098
Stock-based compensation allocation from parent	—	—	16	—	—	16	—	16
Redemption of preferred stock	—	—	(684)	84	—	(600)	—	(600)
Preferred stock dividends	—	—	—	(90)	—	(90)	—	(90)
Common stock dividends	—	—	—	(375)	—	(375)	—	(375)
Contributions from (distributions to) parent	—	—	241	(110)	—	131	—	131
Contributions from noncontrolling interests	—	—	—	—	—	—	126	126
Distributions to noncontrolling interests	—	—	—	—	—	—	(190)	(190)
Net contributions, distributions, and other changes from noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	769	769
Balance at June 30, 2025	$—	$—	$19,161	$2,675	$(3,688)	$18,148	$11,056	$29,204

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$205	$1,445
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	687	559
Net accretion of net investment premiums, discounts and other	(113)	(90)
Net investment income (related party: 2026 – $9 and 2025 – $(149))	(241)	(284)
Net recognized (gains) losses on investments and derivatives (related party: 2026 – $(963) and 2025 – $(1,488))	(2,185)	42
Policy acquisition costs deferred	(939)	(957)
Changes in operating assets and liabilities:
Accrued investment income	(620)	(360)
Interest sensitive contract liabilities	4,736	2,977
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2026 – $(172) and 2025 – $(108))	(842)	(1,073)
Funds withheld assets (related party: 2026 – $(31) and 2025 – $(136))	(304)	(820)
Other assets and liabilities	2,247	43
Net cash provided by operating activities	2,631	1,482
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2026 – $6,417 and 2025 – $2,703)	33,134	26,495
Trading securities (related party: 2026 – $147 and 2025 – $342)	1,890	1,030
Equity securities	130	334
Mortgage loans (related party: 2026 – $153 and 2025 – $47)	10,014	5,694
Investment funds (related party: 2026 – $2,017 and 2025 – $307)	2,126	803
Derivative instruments and other investments	2,795	1,610
Short-term investments (related party: 2026 – $13 and 2025 – $966)	62	1,241
Purchases of:
Available-for-sale securities (related party: 2026 – $(12,904) and 2025 – $(4,710))	(45,404)	(47,760)
Trading securities (related party: 2026 – $(997) and 2025 – $(365))	(2,920)	(3,776)
Equity securities	(10)	(370)
Mortgage loans (related party: 2026 – $(224) and 2025 – $(20))	(19,637)	(17,779)
Investment funds (related party: 2026 – $(4,621) and 2025 – $(1,345))	(4,907)	(1,346)
Derivative instruments and other investments	(1,941)	(2,537)
Short-term investments (related party: 2026 – $(13) and 2025 – $(241))	(117)	(257)
Other investing activities, net	1,171	(243)
Net cash used in investing activities	(23,614)	(36,861)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2026	2025
Cash flows from financing activities
Deposits on investment-type policies and contracts	41,617	45,973
Withdrawals on investment-type policies and contracts (related party: 2026 – $(107) and 2025 – $(147))	(14,741)	(9,604)
Proceeds from debt	—	1,591
Capital contributions from parent	42	211
Capital contributions from noncontrolling interests	271	126
Capital contributions from noncontrolling interests of consolidated variable interest entities	759	819
Capital distributions to noncontrolling interests	(301)	(190)
Net change in cash collateral posted for derivative transactions and securities to repurchase	92	(4,392)
Preferred stock dividends	(71)	(90)
Common stock dividends	(375)	(375)
Redemption of preferred stock	—	(600)
Other financing activities, net	508	(122)
Net cash provided by financing activities	27,801	33,347
Effect of exchange rate changes on cash and cash equivalents	(2)	13
Net increase (decrease) in cash and cash equivalents	6,816	(2,019)
Cash and cash equivalents at beginning of year[1]	16,895	14,259
Cash and cash equivalents at end of period[1]	$23,711	$12,240

Supplementary information
Cash paid (refunded) for taxes	$(67)	$291
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2026 – $(902) and 2025 – $(875))	(879)	(851)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2026 – $343 and 2025 – $545)	2,251	3,123
Exchange of interests in consolidated variable interest entities for related party investments	450	—

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

Intangibles – Goodwill and Other – Internal-Use Software – Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

The amendments in this update simplify accounting for internal-use software by eliminating references to specific development project stages and clarifies the threshold entities should apply to begin capitalizing costs. The effective date for the standard is for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years; early adoption is permitted. The amendments can be applied prospectively, retrospectively, or utilizing a modified transition approach. We are evaluating the impact of this guidance on our consolidated financial statements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Investments

Available-For-Sale (AFS) Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and redeemable preferred stock. Our AFS investment portfolio includes related party investments, primarily consisting of investments over which Apollo can exercise significant influence, which are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	June 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$24,849	$—	$27	$(1,460)	$23,416
US state, municipal and political subdivisions	690	—	—	(164)	526
Foreign governments	2,384	—	29	(682)	1,731
Corporate	101,635	(23)	735	(9,422)	92,925
CLO	21,061	—	362	(91)	21,332
ABS	36,714	(185)	484	(477)	36,536
CMBS	12,620	(78)	57	(315)	12,284
RMBS	8,490	(417)	217	(277)	8,013
Total AFS securities	208,443	(703)	1,911	(12,888)	196,763
AFS securities – related parties
Corporate	3,583	—	23	(28)	3,578
CLO	6,702	—	71	(27)	6,746
ABS	23,040	(1)	28	(210)	22,857
CMBS	111	—	—	—	111
Total AFS securities – related parties	33,436	(1)	122	(265)	33,292
Total AFS securities, including related parties	$241,879	$(704)	$2,033	$(13,153)	$230,055

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$18,008	$—	$116	$(1,226)	$16,898
US state, municipal and political subdivisions	954	—	—	(195)	759
Foreign governments	2,225	—	32	(598)	1,659
Corporate	97,166	(105)	1,291	(8,921)	89,431
CLO	25,730	—	648	(106)	26,272
ABS	35,275	(171)	823	(465)	35,462
CMBS	13,351	(70)	120	(317)	13,084
RMBS	9,407	(411)	300	(264)	9,032
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597
AFS securities – related parties
Corporate	2,663	—	76	(25)	2,714
CLO	7,103	—	121	(21)	7,203
ABS	16,500	(1)	45	(178)	16,366
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	26,428	(1)	242	(225)	26,444
Total AFS securities, including related parties	$228,544	$(758)	$3,572	$(12,317)	$219,041

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	June 30, 2026
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,170	$2,163
Due after one year through five years	26,658	26,302
Due after five years through ten years	26,515	25,488
Due after ten years	74,215	64,645
CLO, ABS, CMBS and RMBS	78,885	78,165
Total AFS securities	208,443	196,763
AFS securities – related parties
Due in one year or less	7	8
Due after one year through five years	1,133	1,149
Due after five years through ten years	844	849
Due after ten years	1,599	1,572
CLO, ABS and CMBS	29,853	29,714
Total AFS securities – related parties	33,436	33,292
Total AFS securities, including related parties	$241,879	$230,055

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2026
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$15,091	$(502)	$3,440	$(957)	$18,531	$(1,459)
US state, municipal and political subdivisions	23	(1)	498	(163)	521	(164)
Foreign governments	237	(9)	1,271	(673)	1,508	(682)
Corporate	26,017	(679)	35,199	(8,693)	61,216	(9,372)
CLO	5,379	(39)	1,395	(44)	6,774	(83)
ABS	11,443	(153)	4,339	(246)	15,782	(399)
CMBS	3,383	(26)	1,694	(238)	5,077	(264)
RMBS	838	(6)	941	(114)	1,779	(120)
Total AFS securities	62,411	(1,415)	48,777	(11,128)	111,188	(12,543)
AFS securities – related parties
Corporate	1,712	(26)	86	(2)	1,798	(28)
CLO	1,590	(16)	64	(3)	1,654	(19)
ABS	2,582	(14)	1,931	(179)	4,513	(193)
CMBS	15	—	3	—	18	—
Total AFS securities – related parties	5,899	(56)	2,084	(184)	7,983	(240)
Total AFS securities, including related parties	$68,310	$(1,471)	$50,861	$(11,312)	$119,171	$(12,783)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$5,987	$(96)	$4,068	$(1,130)	$10,055	$(1,226)
US state, municipal and political subdivisions	37	(1)	707	(194)	744	(195)
Foreign governments	84	(11)	1,326	(587)	1,410	(598)
Corporate	13,107	(284)	38,209	(8,602)	51,316	(8,886)
CLO	11,891	(59)	1,017	(45)	12,908	(104)
ABS	6,355	(165)	4,873	(263)	11,228	(428)
CMBS	1,663	(20)	1,446	(190)	3,109	(210)
RMBS	217	(2)	839	(90)	1,056	(92)
Total AFS securities	39,341	(638)	52,485	(11,101)	91,826	(11,739)
AFS securities – related parties
Corporate	390	(2)	377	(12)	767	(14)
CLO	4,215	(19)	95	(2)	4,310	(21)
ABS	2,069	(6)	3,076	(162)	5,145	(168)
CMBS	70	(1)	5	—	75	(1)
Total AFS securities – related parties	6,744	(28)	3,553	(176)	10,297	(204)
Total AFS securities, including related parties	$46,085	$(666)	$56,038	$(11,277)	$102,123	$(11,943)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	June 30, 2026
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	6,551	4,820
AFS securities – related parties	178	66

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended June 30, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$56	$—	$—	$(33)	$23
ABS	179	—	—	6	185
CMBS	91	—	(24)	11	78
RMBS	417	1	(4)	3	417
Total AFS securities	743	1	(28)	(13)	703
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$744	$1	$(28)	$(13)	$704

	Three months ended June 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$174	$—	$—	$—	$174
ABS	82	39	(2)	11	130
CMBS	60	—	—	2	62
RMBS	392	3	(3)	2	394
Total AFS securities	708	42	(5)	15	760
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$42	$(5)	$15	$761

	Six months ended June 30, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$105	$—	$(49)	$(33)	$23
ABS	171	—	—	14	185
CMBS	70	—	(24)	32	78
RMBS	411	2	(18)	22	417
Total AFS securities	757	2	(91)	35	703
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$758	$2	$(91)	$35	$704

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$—	$(1)	$174
ABS	76	40	(3)	17	130
CMBS	60	—	—	2	62
RMBS	397	5	(10)	2	394
Total AFS securities	708	45	(13)	20	760
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$45	$(13)	$20	$761

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
AFS securities	$3,135	$2,884	$6,200	$5,555
Trading securities	142	66	264	108
Equity securities	12	29	28	44
Mortgage loans	1,588	1,262	3,132	2,385
Investment funds	16	129	12	169
Funds withheld at interest	222	244	437	509
Other	316	229	564	461
Investment revenue	5,431	4,843	10,637	9,231
Investment expenses	(443)	(414)	(880)	(811)
Net investment income	$4,988	$4,429	$9,757	$8,420

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
AFS securities[1]
Gross realized gains on investment activity	$745	$1,522	$867	$2,233
Gross realized losses on investment activity	(422)	(143)	(1,060)	(378)
Net realized investment gains (losses) on AFS securities	323	1,379	(193)	1,855
Net recognized investment gains (losses) on trading securities	64	261	(181)	341
Net recognized investment gains (losses) on equity securities	1	36	(30)	51
Net recognized investment gains (losses) on mortgage loans	(588)	785	(1,344)	1,799
Net derivative gains (losses)	2,633	(1,075)	1,692	(2,587)
Provision for credit losses	(15)	(56)	(13)	(64)
Other gains (losses), net	571	(1,335)	980	(2,228)
Investment related gains (losses)	$2,989	$(5)	$911	$(833)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $10,694 million and $5,865 million for the three months ended June 30, 2026 and 2025, respectively, and $18,462 million and $14,810 million for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Trading securities	$87	$118	$(127)	$140
Equity securities	1	27	(6)	39

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements:

(In millions)	June 30, 2026	December 31, 2025
Less than 30 days	$—	$2,796
91 days to 1 year	1,269	—
Greater than 1 year	1,975	3,247
Payables for repurchase agreements	$3,244	$6,043

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2026		December 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$—	$—	$2,780	$2,787
Foreign governments	259	190	241	185
Corporate	2,102	1,813	2,022	1,785
CLO	594	590	611	608
ABS	524	505	584	568
CMBS	231	231	197	198
RMBS	87	88	93	94
Total securities pledged under repurchase agreements	$3,797	$3,417	$6,528	$6,225

As of December 31, 2025, $907 million of repurchase agreements were presented net of reverse repurchase agreements on the condensed consolidated balance sheets, and the agreements were net settled during the first quarter of 2026.

Reverse Repurchase Agreements—As of June 30, 2026 and December 31, 2025, amounts loaned under reverse repurchase agreements were $142 million and $1,067 million, respectively, and the fair value of the collateral was $787 million of asset-backed securities and $1,822 million of asset-backed securities and short-term investments, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	June 30, 2026	December 31, 2025
Commercial mortgage loans	$48,372	$38,869
Commercial mortgage loans under development	1,802	1,787
Total commercial mortgage loans	50,174	40,656
Mark to fair value	(1,883)	(1,585)
Commercial mortgage loans	48,291	39,071
Residential mortgage loans	55,030	55,613
Mark to fair value	260	860
Residential mortgage loans	55,290	56,473
Mortgage loans	$103,581	$95,544

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,640	32.4%	$15,458	39.5%
Industrial	10,467	21.6%	8,778	22.5%
Office building	6,367	13.2%	4,530	11.6%
Hotels	5,072	10.5%	2,773	7.1%
Retail	2,591	5.4%	2,061	5.3%
Other commercial	8,154	16.9%	5,471	14.0%
Total commercial mortgage loans	$48,291	100.0%	$39,071	100.0%

US region
East North Central	$2,451	5.1%	$1,883	4.8%
East South Central	381	0.8%	447	1.1%
Middle Atlantic	10,747	22.3%	9,323	23.9%
Mountain	1,877	3.9%	1,605	4.1%
New England	1,184	2.5%	1,088	2.8%
Pacific	6,143	12.7%	6,021	15.4%
South Atlantic	8,404	17.4%	6,919	17.7%
West North Central	787	1.6%	842	2.2%
West South Central	4,128	8.5%	3,175	8.1%
Total US region	36,102	74.8%	31,303	80.1%
International region
United Kingdom	5,336	11.0%	3,085	7.9%
Other international[1]	6,853	14.2%	4,683	12.0%
Total international region	12,189	25.2%	7,768	19.9%
Total commercial mortgage loans	$48,291	100.0%	$39,071	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2026	December 31, 2025
US States
California	22.8%	23.0%
Texas	15.6%	15.2%
Florida	10.5%	10.6%
Other[1]	42.5%	42.5%
Total US residential mortgage loan percentage	91.4%	91.3%
International[1]	8.6%	8.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following summarizes our investment funds, including related parties and consolidated VIEs:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying value	Percentage of total	Carrying value	Percentage of total
Investment funds
Equity	$276	0.9%	$108	0.4%
Investment funds – related parties
Origination platforms	37	0.1%	33	0.1%
Retirement services platforms	2,533	8.4%	1,538	5.9%
Equity	238	0.8%	260	1.0%
Credit	346	1.1%	313	1.2%
Other	89	0.3%	5	—%
Total investment funds – related parties	3,243	10.7%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	9,868	32.5%	9,067	34.4%
Equity	11,164	36.9%	9,735	37.0%
Credit	3,526	11.6%	3,682	14.0%
Other	2,240	7.4%	1,586	6.0%
Total investment funds – consolidated VIEs	26,798	88.4%	24,070	91.4%
Total investment funds, including related parties and consolidated VIEs	$30,317	100.0%	$26,327	100.0%

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2026		December 31, 2025
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$276	$596	$108	$458
Investment in related parties – investment funds	3,243	4,463	2,149	5,859
Assets of consolidated VIEs – investment funds	26,798	31,300	24,070	29,991
Investment in fixed maturity securities	78,757	80,860	84,397	87,995
Investment in related parties – fixed maturity securities	30,047	30,914	24,184	26,717
Investment in related parties – equity securities	—	—	266	266
Total non-consolidated investments	$139,121	$148,133	$135,174	$151,286

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations—The following table represents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	June 30, 2026
Investments in Athora Holding Ltd.[1]	$3,191
Investment-grade ABS debt issued by Fox Hedge L.P.	3,150
Investment-grade ABS debt issued by Apollo Multi-Asset Prime Securities (AMAPS) 2, LLC[1]	3,000
Investment-grade ABS debt issued by AMAPS 3, LLC[1]	2,995
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,775
Investment-grade ABS debt issued by AMAPS 4, LLC[1]	2,571
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,544
Investment-grade ABS debt issued by AMAPS 5, LLC[1]	2,405
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	2,064
Investments in Atlas Securitized Products Holdings L.P. (Atlas)[1]	1,974
Investment in Atlas Secured Advance Funding L.P.	1,973
Investment-grade corporate debt issued by Électricité de France SA	1,955

December 31, 2025
Investment-grade ABS debt issued by AP Grange Holdings, LLC (AP Grange)[2]	$5,080
Investments in Atlas[1]	3,304
Investment-grade ABS debt issued by Fox Hedge L.P.	3,171
Investment-grade ABS debt issued by AMAPS 2, LLC[1]	3,000
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,791
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,550
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	2,186
Investment-grade corporate debt issued by Électricité de France SA	2,068

[1] Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. For Atlas and Athora Holding Ltd. (together with its subsidiaries, Athora), see Note 11 – Related Parties for additional information.

[2] During the second quarter of 2026, AP Grange called the ABS debt outstanding and, as a result, we recognized a gain of $673 million.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	27,919	$658	$565	26,437	$560	$868
Forwards	1,670	98	17	2,302	81	34
Interest rate swaps	4,198	51	283	4,347	86	242
Forwards on net investments	220	2	—	234	—	—
Interest rate swaps	51,484	36	99	31,252	129	30
Total derivatives designated as hedges		845	964		856	1,174
Derivatives not designated as hedges
Equity options	107,469	8,277	485	97,259	6,905	170
Futures	54	106	—	890	192	1
Foreign currency swaps	29,675	491	543	19,248	230	744
Interest rate swaps and forwards	27,800	122	549	14,606	72	295
Other swaps	2,288	151	—	2,845	78	2
Foreign currency forwards	40,878	1,042	3,700	47,486	857	3,356
Embedded derivatives
Funds withheld, including related parties		(2,751)	97		(2,765)	150
Interest sensitive contract liabilities		—	16,384		—	14,749
Total derivatives not designated as hedges		7,438	21,758		5,569	19,467
Total derivatives		$8,283	$22,722		$6,425	$20,641

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by January 2036. During the three months ended June 30, 2026 and 2025, we recognized losses of $84 million and gains of $76 million, respectively, in other comprehensive income (OCI) associated with these hedges. During the six months ended June 30, 2026 and 2025, we recognized losses of $148 million and gains of $172 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, we expected an estimated $20 million of losses to be reclassified to income within the next 12 months based on current market economics; however, actual amounts recognized may vary as a result of changes in relevant market conditions.

Fair Value Hedges – We use foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $21,248 million and $21,324 million as of June 30, 2026 and December 31, 2025, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8,473 million and $8,449 million as of June 30, 2026 and December 31, 2025, respectively.

The following represents the carrying amount and the cumulative amount of fair value hedging adjustments of hedged liabilities, excluding liabilities solely hedging foreign currency risk and cumulative amounts related to foreign currency gains (losses):

	June 30, 2026		December 31, 2025
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,017	$67	$4,271	$77
Interest rate swaps	33,676	277	19,175	(20)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2026
Investment related gains (losses)
Foreign currency forwards	$5	$(6)	$(1)	$9	$—
Foreign currency swaps	68	(80)	(12)	—	—
Foreign currency interest rate swaps	(9)	21	12	—	—
Interest rate swaps	(192)	194	2	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	21	(21)	—	—	—
Three months ended June 30, 2025
Investment related gains (losses)
Foreign currency forwards	(235)	228	(7)	9	—
Foreign currency swaps	(681)	699	18	—	—
Foreign currency interest rate swaps	344	(330)	14	—	—
Interest rate swaps	65	(49)	16	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	25	(24)	1	—	—

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2026
Investment related gains (losses)
Foreign currency forwards	$45	$(42)	$3	$16	$—
Foreign currency swaps	241	(254)	(13)	—	—
Foreign currency interest rate swaps	(68)	79	11	—	—
Interest rate swaps	(299)	300	1	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	45	(44)	1	—	—
Six months ended June 30, 2025
Investment related gains (losses)
Foreign currency forwards	(350)	332	(18)	19	—
Foreign currency swaps	(1,013)	1,058	45	—	—
Foreign currency interest rate swaps	481	(464)	17	—	—
Interest rate swaps	194	(174)	20	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	48	(47)	1	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Foreign currency forwards	$(3)	$3	$(2)	$29
Foreign currency swaps	(149)	(87)	44	20

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended June 30, 2026 and 2025, these derivatives had losses of $1 million and $14 million, respectively. During the six months ended June 30, 2026 and 2025, these derivatives had gains of $3 million and losses of $22 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2026 and December 31, 2025, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $17 million and $14 million, respectively. During the three and six months ended June 30, 2026 and 2025, there were no amounts deemed ineffective.

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

Interest rate swaps and forwards – We use interest rate swaps and forwards to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals. With an interest rate forward, including a bond forward, we agree with a counterparty to lock in the terms of an investment purchase that will occur on a specified future date.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Equity options	$2,847	$871	$1,692	$(65)
Futures	113	(9)	66	(16)
Foreign currency swaps	117	(1,009)	553	(1,288)
Interest rate swaps and forwards and other swaps	(35)	(70)	(149)	(137)
Foreign currency forwards	(258)	(401)	(212)	(611)
Embedded derivatives on funds withheld	(32)	41	(193)	199
Amounts recognized in investment related gains (losses)	2,752	(577)	1,757	(1,918)
Embedded derivatives in indexed annuity products[1]	(2,135)	(887)	(604)	116
Total gains (losses) on derivatives not designated as hedges	$617	$(1,464)	$1,153	$(1,802)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2026
Derivative assets	$11,034	$(3,055)	$(7,934)	$45	$(170)	$(125)
Derivative liabilities	(6,241)	3,055	2,945	(241)	631	390

December 31, 2025
Derivative assets	$9,190	$(2,602)	$(5,908)	$680	$(889)	$(209)
Derivative liabilities	(5,742)	2,602	2,491	(649)	561	(88)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, we may be required to settle an outstanding liability. We have written credit default swaps primarily on high-yield indices. As of June 30, 2026 and December 31, 2025, the carrying value of these derivatives was $144 million and $76 million in assets, respectively, and less than $1 million of liabilities as of each respective period. As of June 30, 2026 and December 31, 2025, the maximum amount of potential future payments on the credit default swaps was $1,010 million and $510 million, respectively.

4. Variable Interest Entities

We determined that we are required to consolidate certain Apollo-managed investment funds and other Apollo-managed structures. For certain of these VIEs where the primary beneficiary criteria are satisfied by our related party group and we are the entity most closely associated with the VIEs, we are determined to be the primary beneficiary. In addition, we consolidate certain securitization entities where we are deemed the primary beneficiary. No arrangement exists requiring us to provide additional funding in excess of our committed capital investment, liquidity, or the funding of losses or an increase to our loss exposure in excess of our investment in any of the consolidated VIEs.

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Trading securities	$26	$54	$80	$101
Mortgage loans	25	38	57	81
Investment funds	2	20	6	21
Investment expenses and other	(10)	(32)	(32)	(46)
Net investment income	$43	$80	$111	$157

Net recognized investment gains (losses) on trading securities	$4	$4	$(41)	$6
Net recognized investment gains (losses) on mortgage loans	4	(13)	6	7
Net recognized investment gains on investment funds	656	461	1,099	988
Net other gains (losses)	(5)	16	2	17
Investment related gains (losses)	$659	$468	$1,066	$1,018

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$23,416	$—	$23,416	$—	$—
US state, municipal and political subdivisions	526	—	—	526	—
Foreign governments	1,731	—	—	1,731	—
Corporate	92,925	—	35	88,237	4,653
CLO	21,332	—	—	21,332	—
ABS	36,536	—	—	12,604	23,932
CMBS	12,284	—	—	12,254	30
RMBS	8,013	—	—	7,632	381
Total AFS securities	196,763	—	23,451	144,316	28,996
Trading securities	6,318	—	24	6,134	160
Equity securities	697	—	175	515	7
Mortgage loans	99,974	—	—	—	99,974
Funds withheld at interest – embedded derivative	(2,404)	—	—	—	(2,404)
Derivative assets	11,034	—	116	10,915	3
Short-term investments	105	—	100	4	1
Other investments	1,911	—	—	1,256	655
Cash and cash equivalents	21,957	—	21,957	—	—
Restricted cash	1,583	—	1,583	—	—
Investments in related parties
AFS securities
Corporate	3,578	—	—	2,382	1,196
CLO	6,746	—	—	5,412	1,334
ABS	22,857	—	—	1,091	21,766
CMBS	111	—	—	111	—
Total AFS securities – related parties	33,292	—	—	8,996	24,296
Trading securities	1,290	—	—	—	1,290
Mortgage loans	1,549	—	—	—	1,549
Investment funds	2,311	—	—	—	2,311
Funds withheld at interest – embedded derivative	(347)	—	—	—	(347)
Other investments	333	—	—	—	333
Reinsurance recoverable	1,920	—	—	—	1,920
Other assets	169	—	—	—	169
Assets of consolidated VIEs
Trading securities	2,103	—	—	594	1,509
Mortgage loans	2,058	—	—	—	2,058
Investment funds	26,798	26,486	22	—	290
Cash and cash equivalents	171	—	171	—	—
Total assets measured at fair value	$409,585	$26,486	$47,599	$172,730	$162,770
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$16,384	$—	$—	$—	$16,384
Universal life benefits	742	—	—	—	742
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,054	—	—	—	1,054
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	510	—	—	—	510
Market risk benefits	5,283	—	—	—	5,283
Derivative liabilities	6,241	—	11	6,222	8
Other liabilities	174	—	—	—	174
Total liabilities measured at fair value	$30,388	$—	$11	$6,222	$24,155

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2025
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$16,898	$—	$16,898	$—	$—
US state, municipal and political subdivisions	759	—	—	759	—
Foreign governments	1,659	—	516	1,131	12
Corporate	89,431	—	10	82,771	6,650
CLO	26,272	—	—	26,272	—
ABS	35,462	—	—	13,255	22,207
CMBS	13,084	—	—	13,043	41
RMBS	9,032	—	—	8,593	439
Total AFS securities	192,597	—	17,424	145,824	29,349
Trading securities	6,409	—	24	6,367	18
Equity securities	822	—	185	629	8
Mortgage loans	91,918	—	—	—	91,918
Funds withheld at interest – embedded derivative	(2,409)	—	—	—	(2,409)
Derivative assets	9,190	—	206	8,982	2
Short-term investments	33	—	—	33	—
Other investments	1,818	—	—	1,057	761
Cash and cash equivalents	14,994	—	14,994	—	—
Restricted cash	1,332	—	1,332	—	—
Investments in related parties
AFS securities
Corporate	2,714	—	—	1,117	1,597
CLO	7,203	—	—	5,870	1,333
ABS	16,366	—	—	1,089	15,277
CMBS	161	—	—	161	—
Total AFS securities – related parties	26,444	—	—	8,237	18,207
Trading securities	454	—	—	—	454
Equity securities	266	—	—	—	266
Mortgage loans	1,486	—	—	—	1,486
Investment funds	1,318	—	—	—	1,318
Funds withheld at interest – embedded derivative	(356)	—	—	—	(356)
Other investments	344	—	—	—	344
Reinsurance recoverable	1,911	—	—	—	1,911
Other assets	214	—	—	—	214
Assets of consolidated VIEs
Trading securities	3,120	—	—	683	2,437
Mortgage loans	2,140	—	—	—	2,140
Investment funds	24,070	23,784	—	—	286
Cash and cash equivalents	569	—	569	—	—
Total assets measured at fair value	$378,684	$23,784	$34,734	$171,812	$148,354
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,749	$—	$—	$—	$14,749
Universal life benefits	766	—	—	—	766
Future policy benefits
AmerUs Closed Block	1,085	—	—	—	1,085
ILICO Closed Block and life benefits	530	—	—	—	530
Market risk benefits	4,930	—	—	—	4,930
Derivative liabilities	5,742	—	9	5,733	—
Other liabilities	254	—	—	—	254
Total liabilities measured at fair value	$28,056	$—	$9	$5,733	$22,314

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

Other assets and market risk benefits liability – Other assets at fair value consist of market risk benefit assets. See Note 7 – Long-duration Contracts for additional information on market risk benefits valuation methodology and additional fair value disclosures. Market risk benefits and any corresponding reinsurance recoverable are classified as Level 3.

Interest sensitive contract liabilities embedded derivatives – Embedded derivatives related to interest sensitive contract liabilities with indexed annuity products and any corresponding reinsurance recoverable are classified as Level 3. The valuations include significant unobservable inputs associated with economic assumptions and actuarial assumptions for policyholder behavior.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Trading securities	$62	$261	$(190)	$336
Mortgage loans	(624)	892	(1,375)	1,933
Investment funds	6	120	(3)	203
Future policy benefits	7	10	31	5
Other	(2)	(29)	4	(17)
Total gains (losses)	$(551)	$1,254	$(1,533)	$2,460

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	June 30, 2026	December 31, 2025
Unpaid principal balance	$105,204	$96,269
Mark to fair value	(1,623)	(725)
Fair value	$103,581	$95,544

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2026	December 31, 2025
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$1,027	$992
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(332)	(337)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$695	$655

Fair value of commercial mortgage loans 90 days or more past due	$298	$274
Fair value of commercial mortgage loans in non-accrual status	695	655

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2026	December 31, 2025
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$1,912	$826
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(184)	(85)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$1,728	$741

Fair value of residential mortgage loans 90 days or more past due[1]	$829	$741
Fair value of residential mortgage loans in non-accrual status	1,655	678

1 As of June 30, 2026 and December 31, 2025 includes $73 million and $63 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Mortgage loans	$(20)	$(20)	$(44)	$(23)

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

	Three months ended June 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$17	$—	$—	$(6)	$(11)	$—	$—	$—
Corporate	6,428	2	47	290	(2,114)	4,653	(1)	2
ABS	24,784	(19)	26	1,738	(2,597)	23,932	(30)	1
CMBS	19	—	—	11	—	30	—	—
RMBS	411	4	—	(34)	—	381	—	1
Trading securities	143	1	—	16	—	160	—	—
Equity securities	8	(1)	—	—	—	7	—	—
Mortgage loans	93,077	(638)	—	7,535	—	99,974	(794)	—
Funds withheld at interest – embedded derivative	(2,540)	136	—	—	—	(2,404)	—	—
Derivative assets	2	1	—	—	—	3	—	—
Short-term investments	1	—	—	—	—	1	—	—
Other investments	709	—	—	(54)	—	655	—	—
Investments in related parties
AFS securities
Corporate	1,299	14	(28)	(89)	—	1,196	—	(14)
CLO	1,333	—	1	—	—	1,334	—	1
ABS	17,603	(8)	14	4,157	—	21,766	—	7
Trading securities	1,376	(17)	—	(69)	—	1,290	2	—
Mortgage loans	1,557	—	—	(8)	—	1,549	(2)	—
Investment funds	2,310	1	—	—	—	2,311	1	—
Funds withheld at interest – embedded derivative	(381)	34	—	—	—	(347)	—	—
Other investments	341	(8)	—	—	—	333	(8)	—
Reinsurance recoverable	1,851	29	—	40	—	1,920	—	—
Assets of consolidated VIEs
Trading securities	2,411	(21)	—	21	(902)	1,509	(25)	—
Mortgage loans	2,031	14	—	131	(118)	2,058	10	—
Investment funds	288	2	—	—	—	290	2	—
Total Level 3 assets	$155,078	$(474)	$60	$13,679	$(5,742)	$162,601	$(845)	$(2)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(13,549)	$(2,135)	$—	$(700)	$—	$(16,384)	$—	$—
Universal life benefits	(744)	2	—	—	—	(742)	—	—
Future policy benefits
AmerUs Closed Block	(1,061)	7	—	—	—	(1,054)	—	—
ILICO Closed Block and life benefits	(526)	16	—	—	—	(510)	—	—
Derivative liabilities	—	(8)	—	—	—	(8)	—	—
Other liabilities	(143)	(53)	—	22	—	(174)	—	—
Total Level 3 liabilities	$(16,023)	$(2,171)	$—	$(678)	$—	$(18,872)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$12	$—	$—	$(1)	$(11)	$—	$—	$—
Corporate	6,650	1	(106)	938	(2,830)	4,653	(8)	(52)
ABS	22,207	(76)	(137)	4,701	(2,763)	23,932	(96)	(160)
CMBS	41	—	—	(11)	—	30	—	—
RMBS	439	8	—	(66)	—	381	—	2
Trading securities	18	—	—	144	(2)	160	—	—
Equity securities	8	(1)	—	—	—	7	—	—
Mortgage loans	91,918	(1,384)	—	9,440	—	99,974	(1,543)	—
Funds withheld at interest – embedded derivative	(2,409)	5	—	—	—	(2,404)	—	—
Derivative assets	2	1	—	—	—	3	—	—
Short-term investments	—	—	—	1	—	1	—	—
Other investments	761	—	—	(106)	—	655	—	—
Investments in related parties
AFS securities
Corporate	1,597	28	(27)	(402)	—	1,196	—	(16)
CLO	1,333	—	1	—	—	1,334	—	—
ABS	15,277	(6)	(35)	6,524	6	21,766	—	(43)
Trading securities	454	(39)	—	875	—	1,290	(10)	—
Equity securities	266	(4)	—	(262)	—	—	—	—
Mortgage loans	1,486	(7)	—	70	—	1,549	(9)	—
Investment funds	1,318	(8)	—	1,001	—	2,311	(9)	—
Funds withheld at interest – embedded derivative	(356)	9	—	—	—	(347)	—	—
Other investments	344	(11)	—	—	—	333	(12)	—
Reinsurance recoverable	1,911	(55)	—	64	—	1,920	—	—
Assets of consolidated VIEs
Trading securities	2,437	(67)	—	91	(952)	1,509	(63)	—
Mortgage loans	2,140	16	—	20	(118)	2,058	16	—
Investment funds	286	4	—	—	—	290	4	—
Total Level 3 assets	$148,140	$(1,586)	$(304)	$23,021	$(6,670)	$162,601	$(1,730)	$(269)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(14,749)	$(604)	$—	$(1,031)	$—	$(16,384)	$—	$—
Universal life benefits	(766)	24	—	—	—	(742)	—	—
Future policy benefits
AmerUs Closed Block	(1,085)	31	—	—	—	(1,054)	—	—
ILICO Closed Block and life benefits	(530)	20	—	—	—	(510)	—	—
Derivative liabilities	—	(8)	—	—	—	(8)	—	—
Other liabilities	(254)	58	—	22	—	(174)	—	—
Total Level 3 liabilities	$(17,384)	$(479)	$—	$(1,009)	$—	$(18,872)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$(11)	$(11)
Corporate	482	—	(96)	(96)	290	—	(2,114)	(2,114)
ABS	2,299	—	(46)	(515)	1,738	—	(2,597)	(2,597)
CMBS	11	—	—	—	11	—	—	—
RMBS	—	—	—	(34)	(34)	—	—	—
Trading securities	19	—	(2)	(1)	16	—	—	—
Mortgage loans	12,644	—	(287)	(4,822)	7,535	—	—	—
Other investments	—	—	—	(54)	(54)	—	—	—
Investments in related parties
AFS securities
Corporate	5	—	—	(94)	(89)	—	—	—
ABS	6,940	—	(869)	(1,914)	4,157	—	—	—
Trading securities	—	—	—	(69)	(69)	—	—	—
Mortgage loans	102	—	—	(110)	(8)	—	—	—
Reinsurance recoverable	—	47	—	(7)	40	—	—	—
Assets of consolidated VIEs
Trading securities	49	—	(28)	—	21	—	(902)	(902)
Mortgage loans	282	—	(22)	(129)	131	—	(118)	(118)
Total Level 3 assets	$22,833	$47	$(1,350)	$(7,851)	$13,679	$—	$(5,742)	$(5,742)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,001)	$—	$301	$(700)	$—	$—	$—
Other liabilities	—	—	—	22	22	—	—	—
Total Level 3 liabilities	$—	$(1,001)	$—	$323	$(678)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	1,902	—	—	(222)	1,680	—	—	—
ABS	2,563	—	(11)	(626)	1,926	—	(643)	(643)
RMBS	248	—	—	(14)	234	—	(49)	(49)
Trading securities	11	—	—	—	11	—	—	—
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	8,750	—	(40)	(3,109)	5,601	—	—	—
Short-term investments	—	—	—	(36)	(36)	—	—	—
Other investments	—	—	—	(156)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	4	—	—	(3)	1	—	—	—
ABS	1,069	—	—	(662)	407	—	(15)	(15)
Trading securities	50	—	—	(88)	(38)	—	—	—
Mortgage loans	—	—	—	(31)	(31)	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	49	—	(3)	46	—	—	—
Assets of consolidated VIEs
Trading securities	291	—	(262)	—	29	—	(11)	(11)
Mortgage loans	19	—	(3)	(101)	(85)	—	—	—
Investment funds	—	—	(1)	—	(1)	—	—	—
Other investments	279	—	—	—	279	—	—	—
Total Level 3 assets	$15,189	$49	$(317)	$(5,074)	$9,847	$—	$(718)	$(718)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(861)	$—	$219	$(642)	$—	$—	$—
Total Level 3 liabilities	$—	$(861)	$—	$219	$(642)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$5	$—	$—	$(6)	$(1)	$—	$(11)	$(11)
Corporate	1,379	—	(237)	(204)	938	—	(2,830)	(2,830)
ABS	5,740	—	(77)	(962)	4,701	—	(2,763)	(2,763)
CMBS	11	—	(22)	—	(11)	—	—	—
RMBS	—	—	—	(66)	(66)	—	—	—
Trading securities	148	—	(2)	(2)	144	—	(2)	(2)
Mortgage loans	19,158	—	(317)	(9,401)	9,440	—	—	—
Short-term investments	2	—	—	(1)	1	—	—	—
Other investments	—	—	—	(106)	(106)	—	—	—
Investments in related parties
AFS securities
Corporate	9	—	—	(411)	(402)	—	—	—
ABS	11,705	—	(951)	(4,230)	6,524	6	—	6
Trading securities	947	—	—	(72)	875	—	—	—
Equity securities	—	—	—	(262)	(262)	—	—	—
Mortgage loans	223	—	—	(153)	70	—	—	—
Investment funds	1,006	—	(5)	—	1,001	—	—	—
Reinsurance recoverable	—	77	—	(13)	64	—	—	—
Assets of consolidated VIEs
Trading securities	195	—	(104)	—	91	—	(952)	(952)
Mortgage loans	347	—	(64)	(263)	20	—	(118)	(118)
Total Level 3 assets	$40,875	$77	$(1,779)	$(16,152)	$23,021	$6	$(6,676)	$(6,670)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,618)	$—	$587	$(1,031)	$—	$—	$—
Other liabilities	—	—	—	22	22	—	—	—
Total Level 3 liabilities	$—	$(1,618)	$—	$609	$(1,009)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	3,457	—	(6)	(350)	3,101	96	(274)	(178)
ABS	3,029	—	(23)	(924)	2,082	242	(5,187)	(4,945)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	297	—	—	(16)	281	—	(49)	(49)
Trading securities	11	—	—	(1)	10	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	17,760	—	(172)	(5,310)	12,278	—	—	—
Short-term investments	12	—	—	(168)	(156)	—	(1)	(1)
Other investments	—	—	—	(156)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	13	—	—	(6)	7	—	—	—
CLO	376	—	—	—	376	—	—	—
ABS	2,273	—	—	(1,242)	1,031	—	(15)	(15)
Trading securities	72	—	(91)	(155)	(174)	—	—	—
Mortgage loans	—	—	(15)	(31)	(46)	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	90	—	(6)	84	—	—	—
Assets of consolidated VIEs
Trading securities	525	—	(335)	—	190	—	(23)	(23)
Mortgage loans	34	—	(10)	(196)	(172)	—	—	—
Investment funds	—	—	(497)	—	(497)	—	—	—
Other investments	279	—	(16)	—	263	—	—	—
Total Level 3 assets	$28,169	$90	$(1,165)	$(8,584)	$18,510	$351	$(5,577)	$(5,226)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,613)	$—	$463	$(1,150)	$—	$—	$—
Other liabilities	—	—	—	1	1	—	—	—
Total Level 3 liabilities	$—	$(1,613)	$—	$464	$(1,149)	$—	$—	$—

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

The following summarizes our significant unobservable inputs:

	June 30, 2026
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$37,251	Discounted cash flow	Discount rate	3.2%	23.5%	6.7%	[1]	Decrease
Mortgage loans	103,581	Discounted cash flow	Discount rate	1.4%	35.0%	6.8%	[1]	Decrease
Investment funds	2,311	Discounted cash flow	Discount rate	14.0%	14.0%	14.0%	[1]	Decrease
	290	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
Interest sensitive contract liabilities –indexed annuities embedded derivatives	16,384	Discounted cash flow	Nonperformance risk	0.3%	1.1%	0.7%	[2]	Decrease
			Option budget	0.5%	5.9%	3.3%	[3]	Increase
			Surrender rate	6.3%	13.4%	9.8%	[3]	Decrease

	December 31, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$32,312	Discounted cash flow	Discount rate	2.8%	22.9%	6.4%	[1]	Decrease
Mortgage loans	95,524	Discounted cash flow	Discount rate	1.0%	31.5%	6.5%	[1]	Decrease
	20	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
Investment funds	1,313	Discounted cash flow	Discount rate	13.0%	14.0%	13.1%	[1]	Decrease
	286	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
	5	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A
Interest sensitive contract liabilities –indexed annuities embedded derivatives	14,749	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.6%	[2]	Decrease
			Option budget	0.5%	5.9%	3.1%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.6%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	June 30, 2026
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$276	$276	$276	$—	$—	$—
Policy loans	293	293	—	—	293	—
Funds withheld at interest	16,191	16,191	—	—	—	16,191
Short-term investments	125	125	—	—	—	125
Other investments	57	47	—	—	—	47
Investments in related parties
Investment funds	932	932	932	—	—	—
Funds withheld at interest	4,149	4,149	—	—	—	4,149
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$22,041	$22,031	$1,208	$—	$311	$20,512

Financial liabilities
Interest sensitive contract liabilities	$283,553	$276,856	$—	$—	$—	$276,856
Debt	7,832	7,273	—	564	6,709	—
Securities to repurchase	3,244	3,244	—	—	3,244	—
Funds withheld liability	6,814	6,814	—	—	—	6,814
Total financial liabilities not carried at fair value	$301,443	$294,187	$—	$564	$9,953	$283,670

	December 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	301	301	—	—	301	—
Funds withheld at interest	17,822	17,822	—	—	—	17,822
Short-term investments	1,049	1,049	—	—	907	142
Other investments	57	67	—	—	—	67
Investments in related parties
Investment funds	831	831	831	—	—	—
Funds withheld at interest	4,571	4,571	—	—	—	4,571
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$24,757	$24,767	$939	$—	$1,226	$22,602

Financial liabilities
Interest sensitive contract liabilities	$257,022	$254,089	$—	$—	$—	$254,089
Debt	7,848	7,498	—	576	6,922	—
Securities to repurchase	6,043	6,043	—	—	6,043	—
Funds withheld liability	5,946	5,946	—	—	—	5,946
Total financial liabilities not carried at fair value	$276,859	$273,576	$—	$576	$12,965	$260,035

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

	Six months ended June 30, 2026
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2025	$1,471	$3,135	$66	$25	$2,111	$1,826	$8,634
Additions	366	511	14	48	394	—	1,333
Amortization	(219)	(174)	(15)	(3)	(124)	(152)	(687)
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2026	$1,617	$3,472	$65	$70	$2,381	$1,674	$9,279

	Six months ended June 30, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	366	560	26	5	408	—	1,365
Amortization	(169)	(122)	(11)	(1)	(84)	(172)	(559)
Other	2	—	—	—	—	—	2
Balance at June 30, 2025	$1,357	$2,716	$55	$15	$1,800	$2,038	$7,981

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
▪traditional deferred annuities (which include individual and group deferred annuities);
▪indexed annuities consisting of fixed indexed, index-linked variable annuities, and assumed indexed universal life without significant mortality risk;
▪funding agreements; and
▪other investment-type contracts comprising immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Six months ended June 30, 2026
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2025	$109,201	$105,317	$85,555	$8,821	$308,894
Deposits	17,694	8,656	14,249	1,433	42,032
Policy charges	(1)	(426)	—	—	(427)
Surrenders and withdrawals	(4,402)	(5,830)	(47)	(52)	(10,331)
Benefit payments	(747)	(811)	(7,020)	(133)	(8,711)
Interest credited	2,644	2,329	1,900	133	7,006
Foreign exchange	(156)	—	(312)	(177)	(645)
Other	—	—	(318)	(64)	(382)
Balance at June 30, 2026	$124,233	$109,235	$94,007	$9,961	$337,436

Weighted average crediting rate	4.7%	2.8%	4.5%	3.1%
Net amount at risk	$423	$18,262	$—	$15
Cash surrender value	116,670	101,270	—	6,777

	Six months ended June 30, 2025
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	15,357	8,868	21,676	502	46,403
Policy charges	(1)	(382)	—	—	(383)
Surrenders and withdrawals	(2,913)	(5,601)	—	(36)	(8,550)
Benefit payments	(703)	(807)	(3,906)	(153)	(5,569)
Interest credited	2,098	1,376	1,456	110	5,040
Foreign exchange	337	7	1,021	437	1,802
Other	—	—	213	(34)	179
Balance at June 30, 2025	$100,836	$101,322	$75,228	$8,856	$286,242

Weighted average crediting rate	4.6%	2.7%	4.6%	2.7%
Net amount at risk	$420	$15,997	$—	$39
Cash surrender value	94,874	93,191	—	7,191

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	June 30,
(In millions)	2026	2025
Traditional deferred annuities	$124,233	$100,836
Indexed annuities	109,235	101,322
Funding agreements	94,007	75,228
Other investment-type	9,961	8,856
Reconciling items[1]	7,157	5,996
Interest sensitive contract liabilities	$344,593	$292,238

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

	June 30, 2026
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,884	$1,582	$101,354	$107,820
2.0% – < 4.0%	5,317	467	6,080	11,864
4.0% – < 6.0%	4,544	1	1	4,546
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,748	$2,050	$107,435	$124,233

Indexed annuities
< 2.0%	$1,383	$974	$3,610	$5,967
2.0% – < 4.0%	3,395	194	—	3,589
Total indexed annuities with GMCR	4,778	1,168	3,610	9,556
Other[1]				99,679
Total indexed annuities				$109,235

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	June 30, 2025
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$5,071	$1,857	$80,432	$87,360
2.0% – < 4.0%	5,962	610	2,598	9,170
4.0% – < 6.0%	4,300	2	1	4,303
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,336	$2,469	$83,031	$100,836

Indexed annuities
< 2.0%	$1,544	$1,182	$3,280	$6,006
2.0% – < 4.0%	4,070	37	—	4,107
Total indexed annuities with GMCR	5,614	1,219	3,280	10,113
Other[1]				91,209
Total indexed annuities				$101,322

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

The following is a rollforward by product within future policy benefits:

	Six months ended June 30, 2026
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$1,402	$1,402
Effect of changes in discount rate assumptions	—	(25)	(25)
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Beginning balance at original discount rate	—	1,378	1,378
Effect of actual to expected experience	—	(8)	(8)
Adjusted balance	—	1,370	1,370
Issuances	—	7	7
Interest accrual	—	25	25
Net premium collected	—	(161)	(161)
Foreign exchange	—	(25)	(25)
Ending balance at original discount rate	—	1,216	1,216
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,215	$1,215
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,058	$3,795	$45,853
Effect of changes in discount rate assumptions	5,941	1,036	6,977
Effect of foreign exchange on the change in discount rate assumptions	21	(47)	(26)
Beginning balance at original discount rate	48,020	4,784	52,804
Effect of actual to expected experience	(49)	34	(15)
Adjusted balance	47,971	4,818	52,789
Issuances	273	7	280
Interest accrual	861	84	945
Benefit payments	(2,158)	(202)	(2,360)
Foreign exchange	(13)	(110)	(123)
Ending balance at original discount rate	46,934	4,597	51,531
Effect of changes in discount rate assumptions	(6,531)	(1,181)	(7,712)
Effect of foreign exchange on the change in discount rate assumptions	(15)	87	72
Ending balance, present value of expected future policy benefits	40,388	3,503	43,891
Less: Present value of expected net premiums	—	1,215	1,215
Net future policy benefits	40,388	2,288	42,676
Less: Reinsurance recoverable	—	5	5
Net future policy benefits, net of reinsurance	$40,388	$2,283	$42,671

Weighted-average liability duration (in years)	9.2	19.5
Weighted-average interest accretion rate	3.7%	5.2%
Weighted-average current discount rate	5.5%	6.5%
Expected future gross premiums, undiscounted	$—	$1,715
Expected future gross premiums, discounted[1]	—	1,380
Expected future benefit payments, undiscounted	69,045	10,554

[1] Discounted at the original discount rate.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2025
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Effect of actual to expected experience	—	(1)	(1)
Adjusted balance	—	851	851
Interest accrual	—	10	10
Net premium collected	—	(92)	(92)
Foreign exchange	—	76	76
Ending balance at original discount rate	—	845	845
Effect of changes in discount rate assumptions	—	23	23
Ending balance, present value of expected net premiums	$—	$868	$868
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of actual to expected experience	(64)	2	(62)
Adjusted balance	49,570	2,918	52,488
Issuances	133	—	133
Interest accrual	879	35	914
Benefit payments	(2,238)	(49)	(2,287)
Foreign exchange	75	270	345
Ending balance at original discount rate	48,419	3,174	51,593
Effect of changes in discount rate assumptions	(6,465)	(553)	(7,018)
Effect of foreign exchange on the change in discount rate assumptions	(28)	(24)	(52)
Ending balance, present value of expected future policy benefits	41,926	2,597	44,523
Less: Present value of expected net premiums	—	868	868
Net future policy benefits	$41,926	$1,729	$43,655

Weighted-average liability duration (in years)	9.4	29.4
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.3%	5.1%
Expected future gross premiums, undiscounted	$—	$1,064
Expected future gross premiums, discounted[1]	—	919
Expected future benefit payments, undiscounted	70,754	10,085

[1] Discounted at the original discount rate.

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	June 30,
(In millions)	2026	2025
Payout annuities with life contingencies	$40,388	$41,926
Whole life	2,288	1,729
Reconciling items[1]	5,565	5,745
Future policy benefits	$48,241	$49,400

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income (loss):

	Premiums		Interest expense
	Six months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Payout annuities with life contingencies	$199	$122	$861	$879
Whole life	177	101	59	25
Reconciling items[1]	11	11	—	—
Total	$387	$234	$920	$904

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

During the six months ended June 30, 2026, the present value of expected future policy benefits decreased by $1,962 million, which was driven by $2,360 million of benefit payments and a $710 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $945 million of interest accruals and $280 million of issuances.

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

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income (loss):

	Six months ended June 30,
(In millions)	2026	2025
Reserves	$7	$61
Deferred profit liability	31	2
Negative VOBA	(6)	(3)
Total remeasurement gains (losses)	$32	$60

During the six months ended June 30, 2026 and 2025, we recorded reserve increases of $12 million and $8 million, respectively, on the condensed consolidated statements of income (loss) as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Six months ended June 30, 2026
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2025	$205	$4,511	$4,716
Effect of changes in instrument-specific credit risk	(5)	(255)	(260)
Balance, beginning of period, before changes in instrument-specific credit risk	200	4,256	4,456
Issuances	—	193	193
Interest accrual	4	95	99
Attributed fees collected	1	212	213
Benefit payments	(2)	(47)	(49)
Effect of changes in interest rates	(2)	(24)	(26)
Effect of changes in equity	—	(62)	(62)
Effect of actual policyholder behavior compared to expected behavior	2	64	66
Balance, end of period, before changes in instrument-specific credit risk	203	4,687	4,890
Effect of changes in instrument-specific credit risk	4	220	224
Balance at June 30, 2026	207	4,907	5,114
Less: Reinsurance recoverable	—	88	88
Balance at June 30, 2026, net of reinsurance	$207	$4,819	$5,026

Net amount at risk	$423	$18,262
Weighted-average attained age of contract holders (in years)	77	69

	Six months ended June 30, 2025
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	201	201
Interest accrual	4	89	93
Attributed fees collected	1	189	190
Benefit payments	(3)	(30)	(33)
Effect of changes in interest rates	3	(29)	(26)
Effect of actual policyholder behavior compared to expected behavior	—	53	53
Balance, end of period, before changes in instrument-specific credit risk	192	3,844	4,036
Effect of changes in instrument-specific credit risk	3	173	176
Balance at June 30, 2025	195	4,017	4,212
Less: Reinsurance recoverable	—	50	50
Balance at June 30, 2025, net of reinsurance	$195	$3,967	$4,162

Net amount at risk	$420	$15,997
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	June 30, 2026			June 30, 2025
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$207	$207	$—	$195	$195
Indexed annuities	169	5,076	4,907	277	4,294	4,017
Total	$169	$5,283	$5,114	$277	$4,489	$4,212

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2026, net market risk benefit liabilities increased by $398 million, which was primarily driven by $213 million in fees collected from policyholders, $193 million of issuances and $99 million of interest accruals, partially offset by $62 million of changes in equity and $49 million of benefit payments.

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

The following summarizes the unobservable inputs for market risk benefits:

	June 30, 2026
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$5,114	Discounted cash flow	Nonperformance risk	0.3%	1.1%	0.9%	[1]	Decrease
			Option budget	0.5%	5.9%	2.7%	[2]	Decrease
			Surrender rate	4.0%	7.5%	5.1%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.7%	[3]	Increase

	June 30, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,212	Discounted cash flow	Nonperformance risk	0.3%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	6.0%	2.5%	[2]	Decrease
			Surrender rate	3.1%	6.7%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	85.4%	[3]	Increase

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Debt

Credit Facility—On June 26, 2026, AHL, AARe, ALRe and Athene USA Corporation (AUSA) entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A. as administrative agent (Credit Facility), which replaced our previous credit agreement dated June 30, 2023. The Credit Facility is unsecured and has a commitment termination date of June 26, 2031, subject to up to two one-year extensions, in accordance with the terms of the Credit Facility. In connection with the Credit Facility, AHL and AUSA guaranteed all of the obligations of the other borrowers under the Credit Facility and the related loan documents, and ALRe and AARe guaranteed certain of the obligations of the other borrowers under the Credit Facility and the related loan documents. The borrowing capacity under the Credit Facility is $1.75 billion, subject to being increased up to $2.5 billion in total on the terms described in the Credit Facility. The Credit Facility contains various standard covenants with which we must comply, including the following:

1.Consolidated debt-to-capitalization ratio of not greater than 40%;
2.Minimum consolidated net worth of no less than $22.1 billion; and
3.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the Credit Facility. As of June 30, 2026 and December 31, 2025, we had no amounts outstanding under the current or previous credit facilities and were in compliance with all financial covenants under the facilities.

Liquidity Facility—On June 26, 2026, AARe, ALRe and AAIA entered into a revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (Liquidity Facility), which replaced our previous revolving credit agreement dated as of June 27, 2025. The previous credit agreement, and the commitments under it, expired on June 26, 2026. The Liquidity Facility is unsecured and has a commitment termination date of June 25, 2027, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at our election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the Liquidity Facility. In connection with the Liquidity Facility, AARe guaranteed all of the obligations of each other borrower under the Liquidity Facility and the related loan documents. The borrowing capacity under the Liquidity Facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility contains various standard covenants with which we must comply, including the following:

1.AARe minimum consolidated net worth of no less than $26.2 billion; and
2.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on AARe’s financial strength rating. Rates and terms are as defined in the Liquidity Facility.

As of June 30, 2026 and December 31, 2025, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

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

On August 7, 2026, we issued $1,000 million of 6.150% Senior Notes due August 15, 2036 (2036 Senior Notes). We will accrue interest quarterly and pay interest on the 2036 Senior Notes semi-annually, commencing on February 15, 2027.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of our debt:

				Outstanding Balance
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	June 30, 2026	December 31, 2025
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,026	$1,034
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	558	565
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	515	517
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	396	396
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	586	585
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	543	543
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	983	983
6.625% 2055 Senior Notes	May 19, 2025	May 19, 2055	1,000	979	979
6.625% 2054 Subordinated Notes	October 10, 2024	October 15, 2054	600	592	592
6.875% 2055 Subordinated Notes	June 27, 2025	June 28, 2055	600	592	592
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	558	558
Total debt			$7,775	$7,832	$7,848

9. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2026	$(7,579)	$(249)	$80	$4,631	$(28)	$25	$(3,120)
Other comprehensive income (loss) before reclassifications	784	61	(228)	(199)	(180)	(10)	228
Less: Reclassification adjustments for gains (losses) realized in net income[1]	542	(4)	8	—	—	—	546
Less: Income tax expense (benefit)	46	13	(50)	(38)	(37)	(2)	(68)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	7	—	(76)	(63)	(26)	1	(157)
Balance at June 30, 2026	$(7,390)	$(197)	$(30)	$4,533	$(145)	$16	$(3,213)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2025	$(8,214)	$(313)	$(1)	$3,986	$(23)	$4	$(4,561)
Other comprehensive income (loss) before reclassifications	1,258	58	1	(45)	(135)	78	1,215
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(77)	(3)	9	—	—	—	(71)
Less: Income tax expense (benefit)	268	13	(2)	(6)	(28)	15	260
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	234	5	20	(96)	(15)	5	153
Balance at June 30, 2025	$(7,381)	$(270)	$(27)	$4,043	$(115)	$62	$(3,688)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(6,372)	$(252)	$(18)	$4,137	$(169)	$33	$(2,641)
Other comprehensive income (loss) before reclassifications	(1,305)	48	(91)	710	36	(23)	(625)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	481	(13)	15	—	—	—	483
Less: Income tax expense (benefit)	(360)	12	(22)	148	8	(4)	(218)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(408)	(6)	(72)	166	4	(2)	(318)
Balance at June 30, 2026	$(7,390)	$(197)	$(30)	$4,533	$(145)	$16	$(3,213)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,171)	$(284)	$(120)	$4,235	$(103)	$(22)	$(5,465)
Other comprehensive income (loss) before reclassifications	2,596	21	240	(573)	(19)	114	2,379
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(268)	(3)	19	—	—	—	(252)
Less: Income tax expense (benefit)	580	5	46	(116)	(4)	22	533
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	494	5	82	(265)	(3)	8	321
Balance at June 30, 2025	$(7,381)	$(270)	$(27)	$4,043	$(115)	$62	$(3,688)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

10. Income Taxes

The income tax expense (benefit) was $217 million and $(34) million for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate was 11% and (5)% for the three months ended June 30, 2026 and 2025, respectively. The income tax expense was $1,890 million and $141 million for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate was 90% and 9% for the six months ended June 30, 2026 and 2025, respectively. The income tax expense considers US federal, US state, local and foreign income taxes. The most significant reconciling items relate to US noncontrolling interests and Bermuda corporate income tax.

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

Separately, pursuant to the executed US and UK tax sharing agreement between AGM and us, AGM makes tax settlement payments to us for the usage of a portion of our tax attributes. We have elected to distribute these hypothetical deferred tax assets and no longer include them on our separate company balance sheets. We will continue to evaluate the likelihood of realizing the benefit of these hypothetical deferred tax assets and may record a valuation allowance for these hypothetical deferred tax assets if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized on a separate company basis.

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

During the three months ended June 30, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $386 million and $358 million, respectively, and additional sub-advisory and other fees incurred to Apollo Insurance Solutions Group LP (ISG) for the benefit of third-party service providers of $12 million and $25 million, respectively. During the six months ended June 30, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $785 million and $719 million, respectively, and additional sub-advisory and other fees incurred to ISG for the benefit of third-party service providers of $23 million and $35 million, respectively. Management fees are net of any waivers or rebates and included within net investment income on the condensed consolidated statements of income (loss). As of June 30, 2026 and December 31, 2025, management fees payable were $140 million and $134 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA, including any noncontrolling interests associated with ACRA 1 and ACRA 2.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
AGM owns all of our common stock and James R. Belardi, our Executive Chairman and Chief Investment Officer, serves as a member of the board of directors and an executive officer of AGM, and Chief Executive Officer (CEO) of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of sub-advisory fees, as such fees are defined in our fee agreement with Apollo. Grant Kvalheim, our CEO, also serves as an executive officer of AGM and a Partner of Apollo, Matthew Michelini, our President, is a Partner of Apollo, and Louis-Jacques Tanguy, our Chief Financial Officer, is a Partner of Apollo. Additionally, six of the thirteen members of our board of directors (including Messrs. Belardi and Kvalheim) are employees of, consultants to, or otherwise affiliated with Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our audit committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

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

Athora – We have investments in Athora’s common equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and other securities summarized as follows:

(In millions)	June 30, 2026	December 31, 2025
Investment fund	$2,167	$1,171
Fixed maturity securities	1,024	50
Non-redeemable preferred equity	—	266
Total investment in Athora	$3,191	$1,487

During the first quarter of 2026, Athora completed the acquisition of a UK insurer (Athora transaction). In connection with the Athora transaction, we funded a series of investments to provide Athora financing for the acquisition. These transactions included the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity and additional purchases of Athora common equity, as well as purchases of fixed maturity securities which are classified as related party trading or AFS securities on the condensed consolidated balance sheets.

Additionally, as of June 30, 2026 and December 31, 2025, we had $29 million of funding agreements outstanding to Athora as of each respective period. As of June 30, 2026, we had commitments to make additional investments in Athora of $134 million.

Atlas – We have an equity investment in Atlas, an asset-backed specialty lender, indirectly through our investments in AAA and AAA Lux. As of June 30, 2026 and December 31, 2025, we held $4,801 million and $5,679 million, respectively, of related party AFS securities issued by Atlas or its affiliates. See Note 12 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). As of June 30, 2026 and December 31, 2025, we held $214 million and $220 million, respectively, of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the condensed consolidated balance sheets.

We have a strategic modco reinsurance agreement with Catalina to cede certain in force funding agreements. We elected the fair value option on this agreement and had a liability of $77 million and $103 million as of June 30, 2026 and December 31, 2025, respectively, which is included in other liabilities on the condensed consolidated balance sheets. We also have a modco reinsurance agreement with Catalina to cede a quota share of certain of our retail deferred annuity products. As of June 30, 2026 and December 31, 2025, we had a reinsurance recoverable balance of $7,327 million and $6,336 million, respectively, related to this agreement.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
MidCap FinCo LLC (together with its subsidiaries, MidCap Financial) – We have various investments in MidCap Financial including investments through AAA and AAA Lux, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of June 30, 2026 and December 31, 2025, we held securities issued by MidCap Financial and its affiliates of $2,738 million and $1,704 million, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

Skylign Aviation Holdings, L.P. (together with its subsidiaries, Skylign) – We have investments in Skylign, a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA and AAA Lux. We had direct investments in Skylign notes of $504 million and $566 million as of June 30, 2026 and December 31, 2025, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

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

(In millions)	June 30, 2026	December 31, 2025
AFS securities	$102	$105
Investment fund	223	226
Other investments	333	344
Total investments in VA Capital and Venerable	$658	$675

Additionally, we consolidate AP Violet ATH Holdings, L.P. (AP Violet). AP Violet’s investment fund primarily represents an interest in VA Capital and was $143 million and $142 million as of June 30, 2026 and December 31, 2025, respectively.

Wheels Inc. (Wheels) – We invest in Wheels indirectly through our investments in AAA and AAA Lux. We also directly hold securities issued by Wheels of $946 million and $949 million as of June 30, 2026 and December 31, 2025, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also had commitments to make additional investments in Wheels of $56 million as of June 30, 2026.

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

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Contributions from ADIP	$145	$126	$271	$126
Distributions to ADIP	(47)	(95)	(301)	(190)

As of June 30, 2026 and December 31, 2025, we had $392 million and $365 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

In addition, we hold investments in ADIP directly and through Apollo ADIP Advisors (PA), LP, a consolidated VIE. The investments are accounted for as equity method investments and held as related party investment funds or investment funds of consolidated VIEs on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, these investments were $253 million and $231 million, respectively. We also had commitments to make additional investments in ADIP of $357 million as of June 30, 2026.

Apollo Commercial Real Estate Finance, Inc. (ARI) – On April 24, 2026, we completed the purchase of a commercial mortgage loan portfolio, including accrued interest, for $8.7 billion from ARI.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2028, or earlier at AHL’s request. The note receivable had an outstanding balance of $279 million and $227 million as of June 30, 2026 and December 31, 2025, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note payable as of June 30, 2026 and December 31, 2025.

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $37.1 billion as of June 30, 2026. These commitments primarily include capital contributions to investment funds and mortgage loan commitments. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2026 and December 31, 2025, we had $27.7 billion and $23.3 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of June 30, 2026 and December 31, 2025, we had $33.9 billion and $34.6 billion, respectively, of FABN funding agreements outstanding. We had $11.1 billion of board-authorized FABN capacity remaining as of June 30, 2026.

We also issue secured and other funding agreements. Secured funding agreements issued under our funding agreement backed repurchase agreement (FABR) program involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of June 30, 2026 and December 31, 2025, we had $32.1 billion and $27.1 billion, respectively, of secured and other funding agreements outstanding, of which $26.0 billion and $21.0 billion were issued under the FABR program, respectively, and $6.1 billion and $6.1 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)—The restricted investments and cash balances included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2026	December 31, 2025
AFS securities	$64,567	$59,336
Trading securities	3,788	3,350
Equity securities	200	156
Mortgage loans	48,172	44,204
Investment funds	296	293
Derivative assets	207	160
Other investments	2,154	1,880
Restricted cash	1,601	1,349
Total restricted assets	$120,985	$110,728

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $983 million as of June 30, 2026. These letters of credit were issued for our reinsurance program and have expirations through June 19, 2028.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchase Obligation Guarantee—In the second quarter of 2026, Apollo-managed funds and affiliates, including us, in partnership with certain third parties, entered into a $35 billion capital solution agreement with Broadcom Inc., which facilitates Anthropic, PBC’s compute infrastructure expansion beginning in mid-2026.

As part of the agreement, an Apollo-managed fund, WarehouseCo Intermediate Holdings LP (WHCO), has a purchase obligation for the compute infrastructure produced under the agreement. WHCO is expected to satisfy its obligation through the committed financing arrangements established as part of the transaction structure. In connection with this purchase obligation, AHL provided a limited guarantee to satisfy WHCO’s purchase obligation should WHCO default under its purchase obligation. AHL’s guarantee represents 15% of the outstanding purchase obligation, which is expected to be satisfied as fundings occur and no later than 2028. AHL’s guarantee is not probable of payment as the funding obligations are expected to be satisfied by the committed financing arrangements established as part of the transaction structure; therefore, there is no liability on our condensed consolidated financial statements. Separately, AHL has an agreement with a third party under which AHL would be reimbursed for 35% of any amounts paid by AHL under its guarantee.

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

Additionally, total condensed consolidated assets is the only measure of segment assets that the CODM uses to determine allocation of resources.

The reconciliation of total condensed consolidated revenue to total condensed consolidated net income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Revenues	$9,152	$5,359	$12,820	$9,545
Less:
Cost of funds	2,942	2,470	5,749	4,680
Other operating expenses	111	109	229	225
Interest and other financing costs	141	132	294	262
Other liability costs equal to the amount of premium	170	107	387	234
Other segment items[1]	3,884	1,889	4,066	2,558
Income before income taxes	1,904	652	2,095	1,586
Income tax expense (benefit)	217	(34)	1,890	141
Net income	$1,687	$686	$205	$1,445

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

We have established a significant base of earnings and, as of June 30, 2026, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our insurance liabilities, of 1–2% over the estimated 6.9-year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts, guaranteed investment contracts and other products.

The following table presents the inflows and outflows generated from our organic and inorganic channels, as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Retail	$12,267	$7,256	$19,537	$16,738
Flow reinsurance	3,763	2,031	6,366	6,964
Funding agreements[1]	5,718	11,707	14,249	22,851
Pension group annuities	—	1	—	5
Other spread products[2]	321	237	1,664	237
Gross organic inflows	22,069	21,232	41,816	46,795
Gross inorganic inflows	—	—	—	—
Total gross inflows	22,069	21,232	41,816	46,795
Gross outflows[3]	(10,141)	(7,230)	(20,909)	(15,622)
Net flows	$11,928	$14,002	$20,907	$31,173

Inflows attributable to Athene	$17,095	$15,838	$33,052	$35,956
Inflows attributable to ACRA noncontrolling interests	4,402	5,019	7,855	9,975
Inflows ceded to third-party reinsurers	572	375	909	864
Total gross inflows	$22,069	$21,232	$41,816	$46,795

Outflows attributable to Athene[4]	$(7,608)	$(5,813)	$(16,220)	$(12,830)
Outflows attributable to ACRA noncontrolling interests	(2,533)	(1,417)	(4,689)	(2,792)
Total gross outflows[3]	$(10,141)	$(7,230)	$(20,909)	$(15,622)

[1] Funding agreements represent funding agreements issued under our FABN program, secured and other funding agreements, which include our FABR program and direct funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements.

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

Our organic channels, including retail, flow reinsurance, institutional and other spread products, provided gross inflows of $41.8 billion and $46.8 billion for the six months ended June 30, 2026 and 2025, respectively, which were underwritten to attractive returns. Gross organic inflows decreased $5.0 billion, or 11%, from record inflows in 2025, primarily related to a decrease in funding agreement inflows. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and payments related to interest, maturities and repurchases of funding agreements (collectively, gross outflows) in the aggregate were $20.9 billion and $15.6 billion for the six months ended June 30, 2026 and 2025, respectively. The increase in gross outflows was primarily driven by an increase in funding agreement maturities and interest payments on funding agreements attributable to the significant growth in the block of business over the last twelve months, as well as an increase from retail annuities, partially offset by a decrease in outflows related to policies underlying certain reinsurance blocks compared to 2025. We believe that our credit profile, current and new product offerings and product design capabilities, as well as our reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

intend to continue to grow organically by expanding each of our distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $19.5 billion and $16.7 billion for the six months ended June 30, 2026 and 2025, respectively. The increase in our retail channel was primarily driven by an increase in the sales of our multi-year guaranteed annuities (MYGA) and record volumes from our registered index-linked annuities (RILA) in 2026, partially offset by a decrease in sales of our fixed indexed annuities (FIA) in 2026. Overall sales were strong across our bank, broker-dealer and independent marketing organization (IMO) channels, exhibiting strong sales execution, growing product offerings and our continued distribution expansion. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 41 IMOs, 19 banks and 169 broker-dealers, collectively representing approximately 159,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers, as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $6.4 billion and $7.0 billion for the six months ended June 30, 2026 and 2025, respectively. The decrease in our flow reinsurance channel from record inflows in 2025 was primarily attributable to increased competitive dynamics within the Japanese market, partially offset by inflows from the establishment of a new APAC partnership in 2026. We continue to look to expand our presence in Asia with increased partnerships and growing product offerings. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $14.2 billion and $22.9 billion for the six months ended June 30, 2026 and 2025, respectively, which consisted entirely of funding agreement issuances. The decrease in our funding agreement channel from 2025 was primarily driven by a decrease in FABN issuance amid challenging market conditions, as well as a decrease in issuances of direct funding agreements and long-term repurchase agreements. Funding agreement inflows for the six months ended June 30, 2026 consisted of $3.2 billion of FABN issuances, $6.1 billion of FABR issuances and $4.9 billion of FHLB issuances. As of June 30, 2026, we had funding agreements outstanding of $33.9 billion under our FABN program, $26.0 billion under our FABR program, $6.1 billion of direct funding agreements, $27.7 billion with the FHLB and $3.2 billion of long-term repurchase agreements. We issued no pension group annuity contracts during the six months ended June 30, 2026 and 2025. The pension group annuity channel continues to be impacted by the competitive environment and litigation against certain of our pension group annuity clients. Since entering the pension group annuity market in 2017, we have closed 50 deals resulting in the issuance or reinsurance of group annuities of $53.4 billion with more than 519,000 plan participants as of June 30, 2026. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Within our other spread product channel, inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans, stable value group annuity contracts and structured settlements. We generated other spread product inflows of $1.7 billion and $237 million for the six months ended June 30, 2026 and 2025, respectively. The strong performance in our other spread product channel in 2026 was driven by record new market activity, including stable value, guaranteed investment contracts and structured settlements as we continue to develop new products to help meet growing retirement needs.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. We plan to continue to grow and diversify our business, both organically and inorganically, with a focus on international expansion, particularly in Asia. We believe our corporate development team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner for insurance companies seeking to restructure their businesses. We expect that our inorganic channel will continue to be an important source of profitable growth in the future.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deployable Capital

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of June 30, 2026, we estimate that we had approximately $6.1 billion in capital available to deploy, consisting of approximately $1.4 billion in excess equity capital, $2.2 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $2.5 billion in available undrawn capital at ACRA.

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

AP Grange

During the second quarter of 2026, AP Grange called its outstanding ABS debt and as a result, we recognized a gain of $673 million in GAAP income. Additionally, within our non-GAAP results for the second quarter of 2026, we recognized a non-operating gain of $458 million, net of the ACRA noncontrolling interests.

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

Adverse economic conditions may result from domestic and global economic and political developments, including slower economic growth and business activity, changes in US and foreign tariff policies, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East, including with Iran, and between Ukraine and Russia, and related sanctions. Additional risks include new or evolving legal and regulatory requirements affecting business investment, hiring, migration, labor supply and global supply chains, as well as disruptions to energy markets and critical shipping routes.

Uncertainty surrounding US trade policy, the conflict with Iran and persistent inflation remain downside risks. However, US economic activity remains resilient, supported by consumer spending, investment in artificial intelligence infrastructure, increased domestic manufacturing and fiscal stimulus. These drivers continue to support solid growth and a modest risk of recession. Tariffs remain inflationary and may weigh on growth and corporate earnings, with the ultimate impact dependent on their scope, duration and the outcome of trade negotiations.

Inflation remains elevated, limiting the scope of monetary easing and placing upward pressure on shorter term rates. Simultaneously, fiscal deficits and increased US Treasury issuances may place upward pressure on longer term rates, increasing the likelihood that interest rates and credit yields remain elevated.

We carefully monitor economic and market conditions, including global inflation, that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives. US inflation remains elevated, with the US Bureau of Labor Statistics reporting the annual US inflation rate increased to 3.5% as of June 30, 2026, compared to 3.3% as of March 31, 2026. The US Federal Reserve has a current benchmark interest rate target range of 3.50% to 3.75%, unchanged from its December 2025 meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity market performance was strong during the second quarter of 2026. In the US, the S&P 500 Index increased by 14.9% during the second quarter, following a decrease of 4.6% during the first quarter of 2026. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.5% in the second quarter of 2026, following an increase of 2.1% in the first quarter of 2026. As of July 2026, the International Monetary Fund estimated the US economy will expand by 2.3% in 2026 and 2.2% in 2027. The US Bureau of Labor Statistics reported the US unemployment rate decreased to 4.2% as of June 30, 2026, compared to 4.3% as of March 31, 2026. Oil prices ended the second quarter of 2026 down 31.4% from the first quarter of 2026, primarily related to the temporary easing of tensions in the ongoing conflict in the Middle East.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. Strong foreign demand for US assets remains an important support for the US dollar. The US dollar strengthened in the second quarter of 2026 compared to the euro and Japanese yen. Relative to the US dollar, the euro depreciated 1.1% in the second quarter of 2026, after depreciating 1.6% in the first quarter of 2026. Relative to the US dollar, the Japanese yen depreciated 2.4% in the second quarter of 2026, after depreciating 1.3% in the first quarter of 2026. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Medium and long-term rates increased during the second quarter of 2026, with the US 10-year Treasury yield at 4.44% as of June 30, 2026 compared to 4.30% as of March 31, 2026. Short-term rates increased during the second quarter of 2026 with the 3-month secured overnight financing rate at 3.73% as of June 30, 2026, compared to 3.68% as of March 31, 2026.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of June 30, 2026, our net invested asset portfolio included $71.2 billion of floating rate assets, or 23% of our net invested assets, and our net reserve liabilities included $68.9 billion of floating rate liabilities at notional, or 22% of our net invested assets, resulting in $2.3 billion of net floating rate assets, or 1% of our net invested assets. Our floating rate asset position includes floating rate investments and cash and cash equivalents on a net invested asset basis, adjusted for net investment payables/receivables and cash posted as collateral for derivative transactions.

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

According to the Life Insurance and Market Research Association (LIMRA), total annuity market sales in the US were $107.4 billion for the three months ended March 31, 2026, a 0.8% increase from the same time period in 2025. In the total annuity market, for the three months ended March 31, 2026 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $7.5 billion, translating to a 7.0% market share. For the three months ended March 31, 2025, we were the largest provider of annuities based on sales of $9.5 billion, translating to an 8.9% market share.

According to LIMRA, total fixed annuity market sales in the US were $69.1 billion for the three months ended March 31, 2026, a 6.9% decrease from the same time period in 2025. In the total fixed annuity market, for the three months ended March 31, 2026 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $7.0 billion, translating to a 10.1% market share. For the three months ended March 31, 2025, we were the largest provider of fixed annuities based on sales of $9.2 billion, translating to a 12.4% market share.

According to LIMRA, FIA market sales in the US were $26.8 billion for the three months ended March 31, 2026, a 3.6% decrease from the same time period in 2025. For the three months ended March 31, 2026 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $2.6 billion, translating to a 9.6% market share. For the three months ended March 31, 2025, we were the largest provider of FIAs based on sales of $3.4 billion, translating to a 12.1% market share.

According to LIMRA, RILA market sales in the US were $21.1 billion for the three months ended March 31, 2026, a 20.3% increase from the same time period in 2025. For the three months ended March 31, 2026 (the most recent period for which specific market share data is available), we were the eleventh largest provider of RILAs based on sales of $541 million, translating to a 2.6% market share. For the three months ended March 31, 2025, we were the eleventh largest provider of RILAs based on sales of $353 million, translating to a 2.0% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance including the impact of any reinsurance transactions and excluding market volatility and expenses related to integration, restructuring and stock compensation as well as other one-time items. Our spread related earnings equals net income (loss) available to Athene Holding Ltd. common stockholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities and mortgage loans, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the provision for credit losses and other investment gains and losses. Unrealized, allowances and other investment gains and losses primarily includes the fair value adjustments of trading securities and mortgage loans, other investments held under the fair value option, derivative gains and losses not hedging annuity index credits, foreign exchange impacts and the change in provision for credit losses recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to the market value adjustments (MVAs) associated with surrenders or terminations of contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Non-operating Change in Insurance Liabilities and Related Derivatives

•Change in Fair Values of Derivatives and Embedded Derivatives – Indexed Annuities—Consists of impacts related to the fair value accounting for derivatives hedging the index credits on indexed annuities and the related embedded derivative liability fluctuations from period to period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the indexed annuity hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the index period, new indexed annuity hedging derivatives are purchased to align with the new term. The difference in duration between the indexed annuity hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the indexed annuity hedging derivatives and index credit reserves is included as a non-operating adjustment.

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

Cost of funds includes liability costs related to cost of crediting on deferred annuities and institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies, as well as the option costs on the indexed annuity strategies. With respect to indexed annuities, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products represents (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, (2) funding agreement costs, including interest expense and other reserve changes and (3) guaranteed investment contract costs, including interest expense. Additionally, cost of crediting includes forward points gains and losses on foreign exchange derivative hedges. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges, excluding market value adjustments, and certain other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

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

Adjusted Leverage Ratio

Adjusted leverage ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets, as well as mortgage loan assets, net of tax. Adjusted leverage ratio is calculated as total debt at notional value adjusted to exclude 50 percent of the notional value of subordinated debt as an equity credit plus 50 percent of the notional value of our preferred stock divided by adjusted capitalization. Adjusted capitalization includes our adjusted Athene Holding Ltd. common stockholder’s equity and the notional value of our total debt and preferred stock. Adjusted Athene Holding Ltd. common stockholder’s equity is calculated as the ending Athene Holding Ltd. stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets, as well as preferred stock. These adjustments fluctuate period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of business, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted leverage ratio should not be used as a substitute for the leverage ratio. However, we believe the adjustments to stockholders’ equity and debt are significant to gaining an understanding of our capitalization, debt and preferred stock utilization and overall leverage capacity, because they provide insight into how rating agencies measure our capitalization, which is a consideration in how we manage our leverage capacity.

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

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Revenues	$9,152	$5,359	$12,820	$9,545
Benefits and expenses	7,248	4,707	10,725	7,959
Income before income taxes	1,904	652	2,095	1,586
Income tax expense (benefit)	217	(34)	1,890	141
Net income	1,687	686	205	1,445
Less: Net income attributable to noncontrolling interests	698	222	1,154	516
Net income (loss) attributable to Athene Holding Ltd. stockholders	989	464	(949)	929
Less: Preferred stock dividends	36	45	71	90
Add: Preferred stock redemption	—	84	—	84
Net income (loss) available to Athene Holding Ltd. common stockholder	$953	$503	$(1,020)	$923

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

In this section, references to 2026 refer to the three months ended June 30, 2026 and references to 2025 refer to the three months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

Net income (loss) available to Athene Holding Ltd. common stockholder increased by $450 million, or 89%, to $1.0 billion in 2026 from $503 million in 2025. The increase in net income (loss) available to Athene Holding Ltd. common stockholder was primarily driven by a $3.8 billion increase in revenues, partially offset by a $2.5 billion increase in benefits and expenses, a $476 million increase in net income attributable to noncontrolling interests, a $251 million increase in income tax expense and an $84 million decrease related to the 2025 preferred stock redemption.

Revenues

Revenues increased by $3.8 billion to $9.2 billion in 2026 from $5.4 billion in 2025. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in VIE investment related gains (losses) and an increase in premiums.

Investment related gains (losses) increased by $3.0 billion to $3.0 billion in 2026 from $(5) million in 2025, primarily driven by a favorable change in the fair value of indexed annuity hedging derivatives, net foreign exchange gains and a $673 million gain resulting from the early call of our investment in AP Grange, partially offset by an unfavorable change in the fair value of mortgage loans and reinsurance assets. The change in fair value of indexed annuity hedging derivatives increased $2.1 billion, primarily driven by the favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which increased 14.9% in 2026, compared to an increase of 10.6% in 2025. The net foreign exchange gains were primarily related to the strengthening of the US dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of mortgage loans decreased $568 million and the change in fair value of reinsurance assets decreased $73 million, primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Net investment income increased by $559 million to $5.0 billion in 2026 from $4.4 billion in 2025, primarily driven by significant growth in our investment portfolio attributable to strong net flows of $37.6 billion during the previous twelve months and higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income, higher investment management fees driven by the significant growth in our investment portfolio over the previous twelve months, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets.

VIE investment related gains (losses) increased by $191 million to $659 million in 2026 from $468 million in 2025, primarily driven by the consolidation of AAA Lux in the fourth quarter of 2025 and additional contributions into AAA and AAA Lux in 2026.

Premiums increased by $63 million to $170 million in 2026 from $107 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony Life Insurance Co., Ltd. (Sony) block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded premium related to the retrocession of mortality risk on a pension group annuity transaction.

Benefits and Expenses

Benefits and expenses increased by $2.5 billion to $7.2 billion in 2026 from $4.7 billion in 2025. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in future policy and other policy benefits, an increase in the amortization of DAC, DSI and VOBA and an increase in policy and other operating expenses.

Interest sensitive contract benefits increased by $2.3 billion to $5.7 billion in 2026 from $3.4 billion in 2025, primarily driven by an increase in the change in our indexed annuity reserves, significant growth in our deferred annuity and funding agreement blocks of business over the previous twelve months, higher rates on new deferred annuity and funding agreement issuances and run-off of lower rate business, in comparison to our existing blocks of business, partially offset by lower rates on floating rate funding agreements and later origination of new business within the quarter compared to 2025. The change in our indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The increase in the change in fair value of indexed annuity embedded derivatives of $1.2 billion was primarily due to the performance of the equity indices to which our indexed annuity policies are linked. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 14.9% in 2026, compared to an increase of 10.6% in 2025. This impact was partially offset by a favorable change in discount rates used in our embedded derivative calculations as there was a smaller decrease in discount rates in 2026 compared to 2025.

Market risk benefits remeasurement (gains) losses increased by $87 million to $(24) million in 2026 from $(111) million in 2025. The decrease in gains in 2026 compared to 2025 was primarily driven by an unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was primarily driven by an unfavorable $213 million impact due to a smaller increase in the risk-free discount rates across the long end of the curve compared to 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by a favorable $128 million impact related to more favorable equity market performance compared to 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future policy and other policy benefits increased by $67 million to $594 million in 2026 from $527 million in 2025, primarily driven by an increase in payout annuity reserves related to the issuance of structured settlements, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded benefit payments related to the retrocession of mortality risk on a pension group annuity transaction.

Amortization of DAC, DSI and VOBA increased by $58 million to $350 million in 2026 from $292 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in our deferred annuity business, partially offset by a decrease in VOBA amortization.

Policy and other operating expenses increased by $43 million to $614 million in 2026 from $571 million in 2025, primarily driven by an increase in interest expense, as well as increases in policy acquisition and other operating expenses related to significant growth, partially offset by a decrease in contingent investment fees ACRA is obligated to pay on behalf of ADIP. The increase in interest expense was primarily related to an increase in host accretion on business ceded to Catalina, as well as a full quarter of interest on long-term debt issued in the second quarter of 2025.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $251 million to $217 million in 2026 from $(34) million in 2025, primarily driven by an increase in pre-tax income subject to US income tax and impacts from Bermuda CIT present in 2025, but not in 2026, as we no longer expect Athene or ACRA to incur Bermuda CIT. Our effective tax rate in the second quarter of 2026 was 11% compared to (5)% in 2025.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $476 million to $698 million in 2026 from $222 million in 2025, primarily driven by net foreign exchange gains, realized gains on AFS securities, a favorable net change in the fair value of attributed indexed annuity derivatives and embedded derivatives and an increase in earnings and third-party contributions into AAA and AAA Lux. These impacts were partially offset by an unfavorable change in the fair value of mortgage loans related to an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Preferred Stock Redemption

Preferred stock redemption decreased by $84 million to $0 million in 2026 from $84 million in 2025 driven by the redemption of our Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (Series C preferred stock) at par value, which was below our carrying value of $684 million, in the second quarter of 2025.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

In this section, references to 2026 refer to the six months ended June 30, 2026 and references to 2025 refer to the six months ended June 30, 2025.

Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

Net income (loss) available to Athene Holding Ltd. common stockholder decreased by $1.9 billion, or 211%, to $(1.0) billion in 2026 from $923 million in 2025. The decrease in net income (loss) available to Athene Holding Ltd. common stockholder was primarily driven by a $2.8 billion increase in benefits and expenses, a $1.7 billion increase in income tax expense, a $638 million increase in net income attributable to noncontrolling interests and an $84 million decrease related to the 2025 preferred stock redemption, partially offset by a $3.3 billion increase in revenues.

Revenues

Revenues increased by $3.3 billion to $12.8 billion in 2026 from $9.5 billion in 2025. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in premiums and an increase in VIE investment related gains (losses).

Investment related gains (losses) increased by $1.7 billion to $911 million in 2026 from $(833) million in 2025, primarily driven by a favorable change in fair value of indexed annuity hedging derivatives, net foreign exchange gains and a $673 million gain resulting from the early call of our investment in AP Grange, partially offset by an unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities. The change in fair value of indexed annuity hedging derivatives increased $1.8 billion, primarily driven by the favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which increased 9.6% in 2026, compared to an increase of 5.5% in 2025. The net foreign exchange gains were primarily related to the strengthening of the US dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of mortgage loans decreased $1.7 billion, reinsurance assets decreased $392 million and trading securities decreased $267 million, primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased by $1.3 billion to $9.8 billion in 2026 from $8.4 billion in 2025, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income, higher investment management fees driven by the significant growth in our investment portfolio over the previous twelve months, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets.

Premiums increased by $153 million to $387 million in 2026 from $234 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded premium related to the retrocession of mortality risk on a pension group annuity transaction.

VIE investment related gains (losses) increased by $48 million to $1.1 billion in 2026 from $1.0 billion in 2025, primarily driven by the consolidation of AAA Lux in the fourth quarter of 2025 and additional contributions into AAA and AAA Lux in 2026. These impacts were partially offset by lower returns on the underlying assets within AAA and AAA Lux in 2026, outperformance within A-A Onshore Fund, LLC (A-A Onshore) in 2025 and an unfavorable change in the fair value of trading securities held in VIEs related to an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Benefits and Expenses

Benefits and expenses increased by $2.8 billion to $10.7 billion in 2026 from $8.0 billion in 2025. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in policy and other operating expenses and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in market risk benefits remeasurement (gains) losses.

Interest sensitive contract benefits increased by $2.4 billion to $7.3 billion in 2026 from $4.9 billion in 2025, primarily driven by significant growth in our deferred annuity and funding agreement blocks of business over the previous twelve months, higher rates on new deferred annuity and funding agreement issuances and run-off of lower rate business, in comparison to our existing blocks of business, and an increase in the change in our indexed annuity reserves, partially offset by lower rates on floating rate funding agreements and later origination of new business within the year compared to 2025. The change in our indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The increase in the change in fair value of indexed annuity embedded derivatives of $720 million was primarily due to the performance of the equity indices to which our indexed annuity policies are linked. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 9.6% in 2026, compared to an increase of 5.5% in 2025. The change in fair value of indexed annuity embedded derivatives was also driven by the unfavorable impact of rate movements on policyholder projected benefits. These impacts were partially offset by a favorable change in discount rates used in our embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025.

Future policy and other policy benefits increased by $165 million to $1.2 billion in 2026 from $1.1 billion in 2025, primarily driven by an increase in payout annuity reserves related to the issuance of structured settlements, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025. These impacts were partially offset by an increase in ceded benefit payments related to the retrocession of mortality risk on a pension group annuity transaction and a decrease in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying assets reflecting an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Policy and other operating expenses increased by $129 million to $1.3 billion in 2026 from $1.1 billion in 2025, primarily driven by an increase in interest expense, as well as increases in policy acquisition and other operating expenses related to significant growth, partially offset by a decrease in contingent investment fees ACRA is obligated to pay on behalf of ADIP. The increase in interest expense was primarily related to a full six months of interest on long-term debt issued in the second quarter of 2025, as well as an increase in host accretion on business ceded to Catalina.

Amortization of DAC, DSI and VOBA increased by $128 million to $687 million in 2026 from $559 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in our deferred annuity business, partially offset by a decrease in VOBA amortization.

Market risk benefits remeasurement (gains) losses decreased by $39 million to $235 million in 2026 from $274 million in 2025. The decrease in losses in 2026 compared to 2025 was primarily driven by a favorable change in the fair value of market risk benefits, partially offset by a $23 million increase in fees collected due to growth in the in-force population of policies with income rider benefits, increasing the market risk benefit reserve. The change in fair value of market risk benefits was primarily driven by a favorable $62 million impact related to more favorable equity market performance compared to 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $1.7 billion to $1.9 billion in 2026 from $141 million in 2025, primarily driven by a one-time tax expense of $1.7 billion resulting from the recognition of a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized due to the OECD guidance issued in the first quarter of 2026. The increase in income tax expense (benefit) was also driven by an increase in pre-tax income subject to US income tax, partially offset by impacts from Bermuda CIT present in 2025 but not in 2026. Our effective tax rate in 2026 was 90% compared to 9% in 2025.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $638 million to $1.2 billion in 2026 from $516 million in 2025, primarily driven by net foreign exchange gains, a favorable impact from the revocation of Bermuda CIT at ACRA resulting in the reversal of tax expense recognized in 2025, realized gains on AFS securities, a favorable net change in the fair value of attributed indexed annuity derivatives and embedded derivatives and an increase in earnings and third-party contributions into AAA and AAA Lux. These impacts were partially offset by an unfavorable change in the fair value of mortgage loans and reinsurance assets related to an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Preferred Stock Redemption

Preferred stock redemption decreased by $84 million to $0 million in 2026 from $84 million in 2025 driven by the redemption of our Series C preferred stock at par value, which was below our carrying value of $684 million, in the second quarter of 2025.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Fixed income and other net investment income	$3,686	$3,180	$7,237	$6,096
Alternative net investment income	348	319	558	634
Net investment earnings	4,034	3,499	7,795	6,730
Strategic capital management fees	37	32	73	61
Cost of funds	(2,942)	(2,470)	(5,749)	(4,680)
Net investment spread	1,129	1,061	2,119	2,111
Other operating expenses	(111)	(109)	(229)	(225)
Interest and other financing costs	(141)	(132)	(294)	(262)
Spread related earnings	$877	$820	$1,596	$1,624

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

In this section, references to 2026 refer to the three months ended June 30, 2026 and references to 2025 refer to the three months ended June 30, 2025.

Spread Related Earnings

Spread related earnings increased by $57 million, or 7%, to $877 million in 2026 from $820 million in 2025. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings increased by $535 million to $4.0 billion in 2026 from $3.5 billion in 2025, primarily driven by $38.5 billion of growth in our average net invested assets during the previous twelve months, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment, favorable derivative impacts and an increase in alternative net investment income. These impacts were partially offset by lower floating rate income, higher investment management fees driven by the significant growth in our investment portfolio over the previous twelve months, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets. The increase in alternative net investment income compared to 2025 was primarily driven by more favorable performance within equity funds, partially offset by less favorable performance within origination and retirement services platforms, as well as within credit funds. The increase in income from equity funds was mainly attributable to significant growth in our structured equity portfolio, as well as more favorable performance within real assets in 2026 compared to 2025. The decrease in income from origination platforms was mainly attributable to a valuation increase related to strong performance from Wheels in 2025 and strong growth from origination partnerships within Aqua Finance, Inc. (Aqua Finance) in 2025, partially offset by favorable pricing that increased the valuation of an investment within our other origination platforms in 2026. The

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

decrease in income from retirement services platforms was related to a valuation increase on Venerable in 2025 related to the announcement of the reinsurance transaction with Corebridge Financial, Inc. (Corebridge), partially offset by the upsize of our investment in Athora and a valuation increase on Athora in 2026 related to updated business plans following its acquisition.

Strategic capital management fees increased by $5 million to $37 million in 2026 from $32 million in 2025, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Cost of funds increased by $472 million to $2.9 billion in 2026 from $2.5 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business, as well as run-off of lower rate business, compared to existing blocks and an increase in the amortization of DAC and DSI. These impacts were partially offset by lower rates on floating rate funding agreements, later origination of new business within the quarter compared to 2025, lower VOBA amortization and increased product charge income.

Interest and other financing costs increased by $9 million to $141 million in 2026 from $132 million in 2025, primarily driven by a full quarter of interest expense on long-term debt issued in the second quarter of 2025, partially offset by a decrease in preferred stock dividends due to the redemption of our Series C preferred stock in the second quarter of 2025.

Net Investment Spread

	Three months ended June 30,
	2026	2025
Fixed income and other net investment earned rate	5.05%	4.97%
Alternative net investment earned rate	9.04%	9.86%
Net investment earned rate	5.25%	5.21%
Strategic capital management fees	0.05%	0.05%
Cost of funds	(3.83)%	(3.68)%
Net investment spread	1.47%	1.58%

Net investment spread decreased 11 basis points to 1.47% in 2026 from 1.58% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 15 basis points to 3.83% in 2026 from 3.68% in 2025, primarily driven by higher rates on new business, as well as run-off of lower rate business, compared to existing blocks and an increase in the amortization of DAC and DSI, partially offset by lower rates on floating rate funding agreements, later origination of new business within the quarter compared to 2025, lower VOBA amortization and increased product charge income.

Net investment earned rate increased 4 basis points to 5.25% in 2026 from 5.21% in 2025, primarily driven by higher returns on our fixed income portfolio, partially offset by lower returns on our alternative investment portfolio. Our fixed income and other net investment earned rate was 5.05% in 2026, an increase from 4.97% in 2025, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and favorable derivative impacts, partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets. Our alternative net investment earned rate was 9.04% in 2026, a decrease from 9.86% in 2025, primarily due to growth in our average alternative net invested assets of $2.5 billion compared to 2025, which outpaced the increase in alternative net investment income. The lower alternative net investment earned rate was primarily driven by lower returns within origination and retirement services platforms, as well as within credit funds, partially offset by higher returns within equity funds. The lower returns from origination platforms were mainly attributable to a valuation increase related to strong performance from Wheels in 2025 and strong growth from origination partnerships within Aqua Finance in 2025, partially offset by favorable pricing that increased the valuation of an investment within our other origination platforms in 2026. The lower returns from retirement services platforms were related to a valuation increase on Venerable in 2025 related to the announcement of the reinsurance transaction with Corebridge, partially offset by a valuation increase on Athora in 2026 related to updated business plans following its acquisition. The higher returns from equity funds were primarily driven by strong performance within real assets.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income (loss) available to Athene Holding Ltd. common stockholder represent investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating items; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The increase in adjustments to net income (loss) available to Athene Holding Ltd. common stockholder in 2026 compared to 2025 was primarily driven by an increase in investment gains (losses), net of offsets and an increase in non-operating change in insurance liabilities and related derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment gains (losses), net of offsets, increased $532 million, primarily driven by net foreign exchange gains and realized gains on AFS securities compared to realized losses in 2025, partially offset by the unfavorable change in the fair value of mortgage loans. The net foreign exchange gains were primarily related to the strengthening of the US dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The realized gains on AFS securities in 2026 were primarily due to the $458 million gain, net of the ACRA noncontrolling interests, resulting from the early call of our investment in AP Grange. The unfavorable change in the fair value of mortgage loans of $411 million was primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Non-operating change in insurance liabilities and related derivatives increased $209 million, primarily driven by a favorable change in the fair value of net indexed annuity derivatives, partially offset by an unfavorable change in the fair value of market risk benefits. The $292 million favorable change in the fair value of net indexed annuity derivatives was primarily due to the favorable performance of the equity indices to which our indexed annuity policies are linked, as well as favorable rate impacts. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 14.9% in 2026, compared to an increase of 10.6% in 2025. The favorable rate impact was driven by the change in discount rates used in our embedded derivative calculations as there was a smaller decrease in discount rates in 2026 compared to 2025. The $67 million unfavorable change in the fair value of market risk benefits was primarily driven by a smaller increase in the risk-free discount rates across the long end of the curve compared to 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by more favorable equity market performance compared to 2025.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

In this section, references to 2026 refer to the six months ended June 30, 2026 and references to 2025 refer to the six months ended June 30, 2025.

Spread Related Earnings

SRE decreased by $28 million, or 2%, to $1.6 billion in 2026 from $1.6 billion in 2025. The decrease in SRE was primarily driven by an increase in cost of funds and interest and other financing costs, partially offset by an increase in net investment earnings and strategic capital management fees.

Cost of funds increased by $1.1 billion to $5.7 billion in 2026 from $4.7 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, and an increase in the amortization of DAC and DSI. These impacts were partially offset by lower rates on floating rate funding agreements, later origination of new business within the year compared to 2025, lower VOBA amortization and increased product charge income.

Interest and other financing costs increased by $32 million to $294 million in 2026 from $262 million in 2025, primarily driven by a full six months of interest expense on long-term debt issued in the second quarter of 2025, partially offset by a decrease in preferred stock dividends due to the redemption of our Series C preferred stock in the second quarter of 2025.

Net investment earnings increased by $1.1 billion to $7.8 billion in 2026 from $6.7 billion in 2025, primarily driven by $40.2 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and favorable derivative impacts. These impacts were partially offset by a decrease in alternative net investment income, lower floating rate income, higher investment management fees driven by the significant growth in our investment portfolio, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets. The decrease in alternative net investment income compared to 2025 was primarily driven by less favorable performance within origination platforms and credit funds, partially offset by more favorable performance within equity funds and retirement services platforms. The decrease in income from origination platforms was mainly attributable to a valuation increase related to strong performance from Wheels in 2025, outsized performance from MidCap Financial attributable to increased projections in 2025, strong performance from Redding Ridge Asset Management, LLC (Redding Ridge) related to greater issuance in 2025 and a valuation decrease on Atlas resulting from an underlying asset impairment in 2026, partially offset by favorable pricing that increased the valuation of an investment within our other origination platforms in 2026. The increase in income from equity funds was mainly attributable to significant growth in our structured equity portfolio, as well as more favorable performance within real assets in 2026 compared to 2025, partially offset by outperformance from A-A Onshore in 2025. The increase in income from retirement services platforms was primarily related to the upsize of our investment in Athora and a valuation increase on Athora in 2026 related to updated business plans following its acquisition, partially offset by a valuation increase on Venerable in 2025 related to the announcement of the reinsurance transaction with Corebridge.

Strategic capital management fees increased by $12 million to $73 million in 2026 from $61 million in 2025, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Six months ended June 30,
	2026	2025
Fixed income and other net investment earned rate	5.04%	4.89%
Alternative net investment earned rate	7.49%	10.05%
Net investment earned rate	5.16%	5.14%
Strategic capital management fees	0.05%	0.05%
Cost of funds	(3.80)%	(3.57)%
Net investment spread	1.41%	1.62%

Net investment spread decreased 21 basis points to 1.41% in 2026 from 1.62% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased by 23 basis points to 3.80% in 2026, from 3.57% in 2025, primarily driven by higher rates on new business, as well as run-off of lower rate business, compared to existing blocks and an increase in the amortization of DAC and DSI, partially offset by lower rates on floating rate funding agreements, later origination of new business within the year compared to 2025, lower VOBA amortization and increased product charge income.

Net investment earned rate increased 2 basis points to 5.16% in 2026 from 5.14% in 2025, primarily driven by higher returns on our fixed income portfolio, partially offset by lower returns on our alternative investment portfolio. Our fixed income and other net investment earned rate was 5.04% in 2026, an increase from 4.89% in 2025, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and favorable derivative impacts, partially offset by lower floating rate income, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets. Our alternative net investment earned rate was 7.49% in 2026, a decrease from 10.05% in 2025, primarily driven by lower returns within origination and retirement services platforms, as well as within credit funds, partially offset by higher returns within equity funds. The lower returns from origination platforms were mainly attributable to a valuation increase related to strong performance from Wheels in 2025, outsized performance from MidCap Financial attributable to increased projections in 2025, strong performance from Redding Ridge related to greater issuance in 2025 and a valuation decrease on Atlas resulting from an underlying asset impairment in 2026, partially offset by favorable pricing that increased the valuation of an investment within our other origination platforms in 2026. The lower returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of the reinsurance transaction with Corebridge, partially offset by a valuation increase on Athora in 2026 related to updated business plans following its acquisition. The higher equity fund returns were primarily driven by strong performance within real assets, partially offset by outperformance from A-A Onshore in 2025.

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

Non-operating income tax expense increased $2.0 billion, primarily driven by a one-time tax expense of $1.7 billion resulting from the recognition of a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized due to the OECD guidance issued in the first quarter of 2026.

Investment gains (losses), net of offsets, decreased $315 million, primarily driven by the unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities, partially offset by net foreign exchange gains and realized gains on AFS securities compared to realized losses in 2025. The unfavorable changes in the fair value of mortgage loans of $1.3 billion, reinsurance assets of $175 million and trading securities were primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025. The net foreign exchange gains were primarily related to the strengthening of the US dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The realized gains on AFS securities in 2026 were primarily due to the $458 million gain, net of the ACRA noncontrolling interests, resulting from the early call of our investment in AP Grange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-operating change in insurance liabilities and related derivatives increased $534 million, primarily driven by a favorable change in the fair value of net indexed annuity derivatives and a favorable change in the fair value of market risk benefits. The $477 million favorable change in the fair value of net indexed annuity derivatives was primarily due to the favorable performance of the equity indices to which our indexed annuity policies are linked, favorable rate impacts and favorable model updates in 2026. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 9.6% in 2026, compared to an increase of 5.5% in 2025. The favorable rate impact was driven by the change in discount rates used in our embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025, partially offset by the unfavorable impact of rates on policyholder projected benefits. The $82 million favorable change in the fair value of market risk benefits was primarily driven by an increase in risk-free discount rates across the long end of the curve compared to 2025, which are used in the fair value measurement of the liability for market risk benefits, and more favorable equity market performance compared to 2025.

Investment Portfolio

We had total investments, including related parties and consolidated VIEs, of $409.3 billion and $386.6 billion as of June 30, 2026 and December 31, 2025, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy-and-hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) includes management fees under our investment management arrangements with Apollo. During the three months ended June 30, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, net of any waivers or rebates, of $386 million and $358 million, respectively. During the three months ended June 30, 2026 and 2025, we incurred additional sub-advisory and other fees from ISG for the benefit of third-party service providers of $12 million and $25 million, respectively. During the six months ended June 30, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, net of any waivers or rebates, of $785 million and $719 million, respectively. During the six months ended June 30, 2026 and 2025, we incurred additional sub-advisory and other fees from ISG for the benefit of third-party service providers of $23 million and $35 million, respectively.

Our net invested assets, which are those that directly back our net reserve liabilities, as well as surplus assets, were $314.1 billion and $292.4 billion as of June 30, 2026 and December 31, 2025, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy, which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments, including related parties and consolidated VIEs:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value	$196,763	48.1%	$192,597	49.8%
Trading securities, at fair value	6,318	1.5%	6,409	1.7%
Equity securities, at fair value	697	0.2%	822	0.2%
Mortgage loans, at fair value	99,974	24.4%	91,918	23.8%
Investment funds	276	0.1%	108	—%
Policy loans	293	0.1%	301	0.1%
Funds withheld at interest	13,787	3.4%	15,413	4.0%
Derivative assets	11,034	2.7%	9,190	2.4%
Short-term investments	230	0.1%	175	—%
Other investments	4,470	1.1%	4,148	1.1%
Total investments	333,842	81.7%	321,081	83.1%
Investments in related parties
Available-for-sale securities, at fair value	33,292	8.1%	26,444	6.8%
Trading securities, at fair value	1,290	0.3%	454	0.1%
Equity securities, at fair value	—	—%	266	0.1%
Mortgage loans, at fair value	1,549	0.4%	1,486	0.4%
Investment funds	3,243	0.8%	2,149	0.6%
Funds withheld at interest	3,802	0.9%	4,215	1.1%
Short-term investments	18	—%	18	—%
Other investments, at fair value	333	0.1%	344	0.1%
Total related party investments	43,527	10.6%	35,376	9.2%
Total investments, including related parties	377,369	92.3%	356,457	92.3%
Investments of consolidated VIEs
Trading securities, at fair value	2,103	0.5%	3,120	0.8%
Mortgage loans, at fair value	2,058	0.5%	2,140	0.5%
Investment funds, at fair value	26,798	6.5%	24,070	6.2%
Other investments	925	0.2%	844	0.2%
Total investments of consolidated VIEs	31,884	7.7%	30,174	7.7%
Total investments, including related parties and consolidated VIEs	$409,253	100.0%	$386,631	100.0%

Our total investments, including related parties and consolidated VIEs, were $409.3 billion and $386.6 billion as of June 30, 2026 and December 31, 2025, respectively. The increase was primarily driven by significant growth from gross organic inflows of $41.8 billion in excess of gross liability outflows of $20.9 billion, reinvestment of earnings, an increase in consolidated VIE investments and an increase in derivative assets. The increase in consolidated VIE investments was primarily related to an increase in investment funds attributable to net contributions from third-party investors into AAA and AAA Lux and favorable performance of the underlying assets within AAA and AAA Lux, partially offset by the impact on investments from the deconsolidation of a VIE. The increase in derivative assets was primarily related to our call options due to favorable equity market performance in 2026, as well as favorable impacts from derivative swap and forward contracts. These impacts were partially offset by unrealized losses on investments, including foreign exchange impacts, and a decrease in short-term repurchase agreements outstanding. The unrealized losses on investments during the six months ended June 30, 2026 included AFS securities of $1.7 billion, as well as unrealized losses on mortgage loans, attributable to an increase in US Treasury rates in 2026. The unrealized foreign exchange losses on foreign-denominated assets were primarily attributable to the strengthening of the US dollar against foreign currencies in 2026.

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

Related Party Investments

We hold investments in related party assets primarily composed of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment and investment funds, which primarily include investments over which Apollo can exercise influence. As of June 30, 2026, these investments totaled $70.6 billion, or 15.0% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by asset origination platforms including Wheels and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amount represents the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include investments in asset origination and retirement services platforms and investments in Apollo-managed funds.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total Assets	Carrying Value	Percentage of Total Assets
Venerable funds withheld reinsurance portfolio	$3,802	0.8%	$4,215	1.0%
Securitizations of unaffiliated assets where Apollo is manager	31,607	6.7%	26,880	6.1%
Investments in Apollo funds	17,931	3.8%	16,306	3.7%
Investments in asset origination platforms	13,070	2.8%	10,037	2.3%
Investments in retirement services platforms	4,206	0.9%	2,700	0.6%
Total related party investments	$70,616	15.0%	$60,138	13.7%

As of June 30, 2026, a $3.8 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The table below looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of June 30, 2026, $44.0 billion, or 14.0% of our total net invested assets were related party investments. Of these, approximately $24.8 billion, or 7.9% of our net invested assets, were structured securities for which Apollo or an affiliated asset origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in affiliated companies or Apollo funds represented $19.2 billion, or 6.1% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value	Percentage of Net Invested Assets	Net Invested Asset Value	Percentage of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$24,778	7.9%	$21,203	7.3%
Investments in Apollo funds	8,468	2.7%	7,820	2.7%
Investments in asset origination platforms	7,061	2.2%	5,442	1.9%
Investments in retirement services platforms	3,718	1.2%	2,496	0.9%
Total related party net invested assets	$44,025	14.0%	$36,961	12.8%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Gross Invested Asset Value	Percentage of Gross Invested Assets	Gross Invested Asset Value	Percentage of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$33,399	8.1%	$29,565	7.6%
Investments in Apollo funds	11,243	2.7%	10,181	2.6%
Investments in asset origination platforms	9,629	2.3%	6,963	1.8%
Investments in retirement services platforms	4,229	1.0%	2,614	0.7%
Total related party gross invested assets	$58,500	14.1%	$49,323	12.7%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2026
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$24,849	$—	$27	$(1,460)	$23,416	10.2%
US state, municipal and political subdivisions	690	—	—	(164)	526	0.2%
Foreign governments	2,384	—	29	(682)	1,731	0.8%
Corporate	101,635	(23)	735	(9,422)	92,925	40.4%
CLO	21,061	—	362	(91)	21,332	9.3%
ABS	36,714	(185)	484	(477)	36,536	15.9%
CMBS	12,620	(78)	57	(315)	12,284	5.3%
RMBS	8,490	(417)	217	(277)	8,013	3.5%
Total AFS securities	208,443	(703)	1,911	(12,888)	196,763	85.6%
AFS securities – related parties
Corporate	3,583	—	23	(28)	3,578	1.6%
CLO	6,702	—	71	(27)	6,746	2.9%
ABS	23,040	(1)	28	(210)	22,857	9.9%
CMBS	111	—	—	—	111	—%
Total AFS securities – related parties	33,436	(1)	122	(265)	33,292	14.4%
Total AFS securities, including related parties	$241,879	$(704)	$2,033	$(13,153)	$230,055	100.0%

	December 31, 2025
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$18,008	$—	$116	$(1,226)	$16,898	7.7%
US state, municipal and political subdivisions	954	—	—	(195)	759	0.3%
Foreign governments	2,225	—	32	(598)	1,659	0.8%
Corporate	97,166	(105)	1,291	(8,921)	89,431	40.8%
CLO	25,730	—	648	(106)	26,272	12.0%
ABS	35,275	(171)	823	(465)	35,462	16.2%
CMBS	13,351	(70)	120	(317)	13,084	6.0%
RMBS	9,407	(411)	300	(264)	9,032	4.1%
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597	87.9%
AFS securities – related parties
Corporate	2,663	—	76	(25)	2,714	1.2%
CLO	7,103	—	121	(21)	7,203	3.3%
ABS	16,500	(1)	45	(178)	16,366	7.5%
CMBS	162	—	—	(1)	161	0.1%
Total AFS securities – related parties	26,428	(1)	242	(225)	26,444	12.1%
Total AFS securities, including related parties	$228,544	$(758)	$3,572	$(12,317)	$219,041	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Corporate
Financial - Banking	$9,830	4.3%	$8,756	4.0%
Financial - Brokerage/asset managers/exchanges	2,230	1.0%	2,455	1.1%
Financial - Financial companies	10,860	4.7%	10,835	4.9%
Financial - Insurance	9,491	4.1%	9,347	4.3%
Financial - Real estate investment trusts	2,242	1.0%	2,336	1.1%
Financial - Other	5,372	2.3%	5,241	2.4%
Industrial - Basic industry	2,412	1.1%	2,465	1.1%
Industrial - Capital goods	2,309	1.0%	2,375	1.1%
Industrial - Communications	6,359	2.8%	5,790	2.6%
Industrial - Consumer cyclical	4,608	2.0%	4,580	2.1%
Industrial - Consumer non-cyclical	9,292	4.0%	7,685	3.5%
Industrial - Energy	8,281	3.6%	8,266	3.8%
Industrial - Technology	2,633	1.2%	2,773	1.2%
Industrial - Transportation	4,398	1.9%	4,303	2.0%
Industrial - Other	1,150	0.5%	1,197	0.5%
Utility - Electric	13,119	5.7%	11,983	5.5%
Utility - Natural gas	1,615	0.7%	1,486	0.7%
Utility - Other	302	0.1%	272	0.1%
Total corporate	96,503	42.0%	92,145	42.0%
Other government-related securities
US government and agencies	23,416	10.2%	16,898	7.7%
Foreign governments	1,731	0.8%	1,659	0.8%
US state, municipal and political subdivisions	526	0.2%	759	0.3%
Total non-structured securities	122,176	53.2%	111,461	50.8%
Structured securities
CLO	28,078	12.2%	33,475	15.3%
ABS	59,393	25.8%	51,828	23.7%
CMBS	12,395	5.3%	13,245	6.1%
RMBS
Agency	13	—%	393	0.2%
Non-agency	8,000	3.5%	8,639	3.9%
Total structured securities	107,879	46.8%	107,580	49.2%
Total AFS securities, including related parties	$230,055	100.0%	$219,041	100.0%

The fair value of our AFS securities, including related parties, was $230.1 billion and $219.0 billion as of June 30, 2026 and December 31, 2025, respectively. The increase was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, partially offset by unrealized losses on AFS securities during the six months ended June 30, 2026 of $1.7 billion and unrealized losses related to foreign exchange impacts. The unrealized investment losses were attributable to an increase in US Treasury rates in 2026, while the unrealized foreign exchange losses were primarily attributable to the strengthening of the US dollar against foreign currencies in 2026.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	June 30, 2026			December 31, 2025
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
NAIC designation
1 A-G	$138,633	$131,056	57.0%	$127,640	$121,234	55.4%
2 A-C	97,534	93,724	40.7%	94,116	91,503	41.8%
Total investment grade	236,167	224,780	97.7%	221,756	212,737	97.2%
3 A-C	3,111	2,967	1.3%	3,486	3,356	1.5%
4 A-C	1,541	1,517	0.7%	1,755	1,732	0.8%
5 A-C	390	334	0.1%	551	487	0.2%
6	622	407	0.2%	959	697	0.3%
Non-designated	48	50	—%	37	32	—%
Total below investment grade	5,712	5,275	2.3%	6,788	6,304	2.8%
Total AFS securities, including related parties	$241,879	$230,055	100.0%	$228,544	$219,041	100.0%

A significant majority of our AFS portfolio, 97.7% and 97.2% as of June 30, 2026 and December 31, 2025, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NRSRO rating agency designation
AAA/AA/A	$125,230	54.4%	$114,983	52.5%
BBB	90,610	39.4%	87,497	39.9%
Non-rated[1]	7,349	3.2%	8,493	3.9%
Total investment grade	223,189	97.0%	210,973	96.3%
BB	2,485	1.1%	2,976	1.4%
B	1,594	0.7%	1,722	0.8%
CCC	1,429	0.6%	1,652	0.7%
CC and lower	405	0.2%	436	0.2%
Non-rated[1]	953	0.4%	1,282	0.6%
Total below investment grade	6,866	3.0%	8,068	3.7%
Total AFS securities, including related parties	$230,055	100.0%	$219,041	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.0% and 3.7%, as of June 30, 2026 and December 31, 2025, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

Our non-rated securities primarily include corporate private placement securities for which we have not sought individual ratings from an NRSRO, and RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of June 30, 2026 and December 31, 2025, 89% and 87%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. ABS includes our investments in AMAPS, Apollo-managed investment grade structured securities backed by a diversified pool of credit and hybrid collateral. Our ABS holdings were $59.4 billion and $51.8 billion as of June 30, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$35,939	60.5%	$30,437	58.6%
2 A-C	22,792	38.4%	20,719	40.0%
Total investment grade	58,731	98.9%	51,156	98.6%
3 A-C	533	0.9%	488	0.9%
4 A-C	32	0.1%	39	0.1%
5 A-C	23	—%	78	0.2%
6	24	—%	34	0.1%
Non-designated	50	0.1%	33	0.1%
Total below investment grade	662	1.1%	672	1.4%
Total AFS ABS, including related parties	$59,393	100.0%	$51,828	100.0%

NRSRO rating agency designation
AAA/AA/A	$34,740	58.5%	$30,185	58.1%
BBB	23,896	40.2%	20,971	40.4%
Non-rated[1]	—	—%	—	—%
Total investment grade	58,636	98.7%	51,156	98.5%
BB	636	1.1%	497	1.0%
B	25	0.1%	30	0.1%
CCC	22	—%	78	0.2%
CC and lower	24	—%	31	0.1%
Non-rated[1]	50	0.1%	36	0.1%
Total below investment grade	757	1.3%	672	1.5%
Total AFS ABS, including related parties	$59,393	100.0%	$51,828	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2026 and December 31, 2025, a substantial majority of our AFS ABS portfolio, 98.9% and 98.6%, respectively, was invested in assets considered to be investment grade based upon the application of the NAIC’s methodology, while 98.7% and 98.5% of securities as of June 30, 2026 and December 31, 2025, respectively, were considered investment grade based upon NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, partially offset by unrealized losses related to foreign exchange impacts and unrealized losses on ABS securities during the six months ended June 30, 2026. The unrealized foreign exchange losses were attributable to the strengthening of the US dollar against foreign currencies in 2026, while the unrealized investment losses were attributable to an increase in US Treasury rates in 2026.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $28.1 billion and $33.5 billion as of June 30, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$19,069	67.9%	$22,428	67.0%
2 A-C	8,946	31.9%	10,975	32.8%
Total investment grade	28,015	99.8%	33,403	99.8%
3 A-C	63	0.2%	72	0.2%
4 A-C	—	—%	—	—%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Non-designated	—	—%	—	—%
Total below investment grade	63	0.2%	72	0.2%
Total AFS CLO, including related parties	$28,078	100.0%	$33,475	100.0%

NRSRO rating agency designation
AAA/AA/A	$19,110	68.1%	$22,438	67.0%
BBB	8,905	31.7%	10,965	32.8%
Non-rated[1]	—	—%	—	—%
Total investment grade	28,015	99.8%	33,403	99.8%
BB	63	0.2%	72	0.2%
B	—	—%	—	—%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	63	0.2%	72	0.2%
Total AFS CLO, including related parties	$28,078	100.0%	$33,475	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of each of June 30, 2026 and December 31, 2025, 99.8% of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The decrease in our CLO portfolio was mainly driven by prepayments of the underlying assets in excess of purchases and unrealized losses during the six months ended June 30, 2026 attributable to an increase in US Treasury rates in 2026.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $12.4 billion and $13.2 billion as of June 30, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$10,807	87.2%	$11,447	86.5%
2 A-C	1,135	9.2%	1,250	9.4%
Total investment grade	11,942	96.4%	12,697	95.9%
3 A-C	331	2.7%	353	2.7%
4 A-C	80	0.6%	84	0.6%
5 A-C	22	0.1%	31	0.2%
6	20	0.2%	80	0.6%
Non-designated	—	—%	—	—%
Total below investment grade	453	3.6%	548	4.1%
Total AFS CMBS	$12,395	100.0%	$13,245	100.0%

NRSRO rating agency designation
AAA/AA/A	$10,249	82.7%	$10,785	81.4%
BBB	1,336	10.8%	1,507	11.4%
Non-rated[1]	218	1.8%	219	1.7%
Total investment grade	11,803	95.3%	12,511	94.5%
BB	238	1.9%	303	2.3%
B	189	1.5%	165	1.2%
CCC	102	0.8%	207	1.6%
CC and lower	63	0.5%	59	0.4%
Non-rated[1]	—	—%	—	—%
Total below investment grade	592	4.7%	734	5.5%
Total AFS CMBS	$12,395	100.0%	$13,245	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2026 and December 31, 2025, 96.4% and 95.9%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 95.3% and 94.5% of securities as of June 30, 2026 and December 31, 2025, respectively, were considered investment grade based upon NRSRO ratings. The decrease in our CMBS portfolio was mainly driven by prepayments and sales of the underlying assets in excess of purchases and unrealized losses on our CMBS portfolio during the six months ended June 30, 2026 attributable to an increase in US Treasury rates in 2026.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $8.0 billion and $9.0 billion as of June 30, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$6,978	87.2%	$7,801	86.4%
2 A-C	556	6.9%	654	7.2%
Total investment grade	7,534	94.1%	8,455	93.6%
3 A-C	209	2.6%	209	2.3%
4 A-C	73	0.9%	102	1.1%
5 A-C	121	1.5%	187	2.1%
6	76	0.9%	79	0.9%
Non-designated	—	—%	—	—%
Total below investment grade	479	5.9%	577	6.4%
Total AFS RMBS	$8,013	100.0%	$9,032	100.0%

NRSRO rating agency designation
AAA/AA/A	$3,829	47.8%	$4,148	45.9%
BBB	1,027	12.8%	1,167	12.9%
Non-rated[1]	1,312	16.4%	1,676	18.6%
Total investment grade	6,168	77.0%	6,991	77.4%
BB	49	0.6%	51	0.5%
B	92	1.1%	98	1.1%
CCC	1,143	14.3%	1,254	13.9%
CC and lower	318	4.0%	342	3.8%
Non-rated[1]	243	3.0%	296	3.3%
Total below investment grade	1,845	23.0%	2,041	22.6%
Total AFS RMBS	$8,013	100.0%	$9,032	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 94.1% and 93.6% as of June 30, 2026 and December 31, 2025, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, resulting in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, the NRSRO characterized 77.0% and 77.4% of our RMBS portfolio as investment grade as of June 30, 2026 and December 31, 2025, respectively. The decrease in our RMBS portfolio was mainly driven by prepayments and sales of the underlying assets in excess of purchases and unrealized losses on our RMBS portfolio during the six months ended June 30, 2026 attributable to an increase in US Treasury rates in 2026.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of June 30, 2026, our AFS securities, including related parties, had a fair value of $230.1 billion, which was 4.9% below amortized cost of $241.9 billion. As of December 31, 2025, our AFS securities, including related parties, had a fair value of $219.0 billion, which was 4.2% below amortized cost of $228.5 billion. The fair value of our AFS securities as of both June 30, 2026 and December 31, 2025 was below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses, including any unrealized foreign exchange impacts, on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	June 30, 2026
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$73,391	$(7,850)	$65,541	89.3%	$131,056	(6.0)%
2 A-C	55,791	(4,662)	51,129	91.6%	93,724	(5.0)%
Total investment grade	129,182	(12,512)	116,670	90.3%	224,780	(5.6)%
3 A-C	1,508	(179)	1,329	88.1%	2,967	(6.0)%
4 A-C	713	(42)	671	94.1%	1,517	(2.8)%
5 A-C	258	(30)	228	88.3%	334	(9.0)%
6	252	(18)	234	92.6%	407	(4.6)%
Non-designated	41	(2)	39	94.6%	50	(4.4)%
Total below investment grade	2,772	(271)	2,501	90.2%	5,275	(5.2)%
Total	$131,954	$(12,783)	$119,171	90.3%	$230,055	(5.6)%

	December 31, 2025
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$65,495	$(7,292)	$58,203	88.9%	$121,234	(6.0)%
2 A-C	45,479	(4,427)	41,052	90.3%	91,503	(4.8)%
Total investment grade	110,974	(11,719)	99,255	89.4%	212,737	(5.5)%
3 A-C	1,585	(173)	1,412	89.1%	3,356	(5.2)%
4 A-C	887	(16)	871	98.2%	1,732	(0.9)%
5 A-C	315	(13)	302	95.9%	487	(2.7)%
6	276	(13)	263	95.3%	697	(1.9)%
Non-designated	29	(9)	20	69.0%	32	(28.1)%
Total below investment grade	3,092	(224)	2,868	92.8%	6,304	(3.6)%
Total	$114,066	$(11,943)	$102,123	89.5%	$219,041	(5.5)%

The gross unrealized losses on AFS securities, including related parties, were $12.8 billion and $11.9 billion as of June 30, 2026 and December 31, 2025, respectively. The increase in unrealized losses on AFS securities was primarily attributable to an increase in US Treasury rates in 2026.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies of our 2025 Annual Report.

As of June 30, 2026 and December 31, 2025, we held an allowance for credit losses on AFS securities of $704 million and $758 million, respectively. During the six months ended June 30, 2026, we recorded a decrease in the allowance for credit losses on AFS securities of $54 million, of which $47 million had an income statement impact and $7 million related to PCD securities and other changes. The decrease in the allowance for credit losses on AFS securities in 2026 was primarily related to the sale of various corporate, CMBS and RMBS securities resulting in the release of the associated allowances, partially offset by an increase in the allowance on CMBS, RMBS and ABS securities. During the six months ended June 30, 2025, we recorded an increase in the allowance for credit losses on AFS securities of $52 million, of which $57 million had an income statement impact and $(5) million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from ABS securities. The intent-to-sell impairments for the six months ended June 30, 2026 and 2025 were $61 million and $6 million, respectively. The increase in our intent-to-sell impairments in 2026 compared to 2025 was primarily related to the foreclosure of a mortgage loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of June 30, 2026 and December 31, 2025, 33% and 37%, respectively, of the carrying value of our AFS securities, including related parties, was composed of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	June 30, 2026			December 31, 2025
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
Country
Ireland	$9,170	$9,488	12.6%	$10,837	$11,526	14.3%
Other Europe	22,901	21,875	29.0%	21,572	20,901	25.9%
Total Europe	32,071	31,363	41.6%	32,409	32,427	40.2%
Non-US North America	33,757	33,279	44.2%	38,776	38,476	47.8%
Australia & New Zealand	2,984	2,775	3.7%	3,161	2,941	3.6%
Asia/Pacific	3,509	2,937	3.9%	3,109	2,639	3.3%
Central & South America	2,014	1,913	2.5%	1,646	1,531	1.9%
Africa & Middle East	3,406	3,086	4.1%	2,843	2,580	3.2%
Total	$77,741	$75,353	100.0%	$81,944	$80,594	100.0%

Approximately 98.6% and 98.5% of these securities are investment grade by NAIC designation as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, 6% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 27% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are composed of euro-denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $9.7 billion and $10.0 billion as of June 30, 2026 and December 31, 2025, respectively. Trading securities primarily include structured securities with embedded derivatives, certain equity tranche securities and AmerUs Closed Block securities for which we have elected the fair value option valuation. The decrease in trading securities was primarily driven by the deconsolidation of a VIE in 2026, as well as unrealized losses on the underlying assets attributable to an increase in US Treasury rates in 2026, partially offset by the deployment of strong gross organic inflows in excess of gross liability outflows.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,640	15.1%	$15,458	16.2%
Industrial	10,467	10.1%	8,778	9.2%
Office building	6,367	6.1%	4,530	4.7%
Hotels	5,072	4.9%	2,773	2.9%
Retail	2,591	2.5%	2,061	2.2%
Other commercial	8,154	7.9%	5,471	5.7%
Total commercial mortgage loans	48,291	46.6%	39,071	40.9%
Residential loans	55,290	53.4%	56,473	59.1%
Total mortgage loans, including related parties and consolidated VIEs	$103,581	100.0%	$95,544	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We invest a portion of our investment portfolio in mortgage loans, which are generally composed of high-quality commercial first-lien, as well as mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $103.6 billion and $95.5 billion as of June 30, 2026 and December 31, 2025, respectively. This included $1.1 billion and $895 million of mezzanine mortgage loans as of June 30, 2026 and December 31, 2025, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CMLs), primarily on income-producing properties including apartments, industrial properties, office buildings, hotels and retail buildings. Our residential mortgage loan (RML) portfolio primarily consists of first-lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2026 and December 31, 2025, we had $1.1 billion and $1.0 billion, respectively, of mortgage loans that were 90 days past due, of which $292 million and $307 million, respectively, were in the process of foreclosure. As of June 30, 2026 and December 31, 2025, $74 million and $63 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

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

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$276	0.9%	$108	0.4%
Investment funds – related parties
Origination platforms	37	0.1%	33	0.1%
Retirement services platforms	2,533	8.4%	1,538	5.9%
Equity	238	0.8%	260	1.0%
Credit	346	1.1%	313	1.2%
Other	89	0.3%	5	—%
Total investment funds – related parties	3,243	10.7%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	9,868	32.5%	9,067	34.4%
Equity	11,164	36.9%	9,735	37.0%
Credit	3,526	11.6%	3,682	14.0%
Other	2,240	7.4%	1,586	6.0%
Total investment funds – consolidated VIEs	26,798	88.4%	24,070	91.4%
Total investment funds, including related parties and consolidated VIEs	$30,317	100.0%	$26,327	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, total investment funds, including related parties and consolidated VIEs, were $30.3 billion and $26.3 billion as of June 30, 2026 and December 31, 2025, respectively. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by net contributions into AAA and AAA Lux and favorable performance of the underlying assets within AAA and AAA Lux in 2026. The increase was also due to additional purchases of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with the Athora transaction. These impacts were partially offset by the deconsolidation of a VIE in the second quarter of 2026.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, The Lincoln National Life Company and Jackson National Life Insurance Company. As of June 30, 2026, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A+ or better (based on an S&P scale).

The funds withheld at interest balance represents the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income (loss). The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses) in the condensed consolidated statements of income (loss). Although we do not legally own the underlying investments in the funds withheld at interest, in each instance, the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Fixed maturity securities
US government and agencies	$3	—%	$—	—%
Corporate	9,087	51.7%	10,234	52.1%
ABS	1,185	6.7%	1,729	8.8%
CLO	620	3.5%	680	3.5%
CMBS	628	3.6%	627	3.2%
RMBS	649	3.7%	610	3.1%
Foreign governments	297	1.7%	293	1.5%
US state, municipal and political subdivisions	82	0.5%	140	0.7%
Mortgage loans	3,399	19.3%	3,389	17.3%
Investment funds	857	4.9%	875	4.4%
Equity securities	115	0.7%	224	1.1%
Short-term investments	45	0.2%	50	0.3%
Derivative assets	53	0.3%	53	0.3%
Cash and cash equivalents	596	3.4%	751	3.8%
Other assets and liabilities	(27)	(0.2)%	(27)	(0.1)%
Total funds withheld at interest, including related parties	$17,589	100.0%	$19,628	100.0%

As of June 30, 2026 and December 31, 2025, we held $17.6 billion and $19.6 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 96.0% and 95.8% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2026 and December 31, 2025, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business.

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

Net Invested Assets

The following summarizes our net invested assets:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$89,692	28.5%	$86,664	29.6%
CLO	21,897	7.0%	25,401	8.7%
Credit	111,589	35.5%	112,065	38.3%
CML	38,930	12.4%	31,789	10.9%
RML	42,786	13.6%	43,326	14.8%
RMBS	7,056	2.2%	7,592	2.6%
CMBS	9,414	3.0%	9,877	3.4%
Real estate	98,186	31.2%	92,584	31.7%
ABS	44,155	14.1%	38,417	13.1%
Alternative investments	15,745	5.0%	13,868	4.7%
State, municipal, political subdivisions and foreign government	3,024	1.0%	3,081	1.0%
Equity securities	1,797	0.6%	2,039	0.7%
Short-term investments	242	0.1%	207	0.1%
US government and agencies	19,724	6.3%	14,225	4.9%
Other investments	84,687	27.1%	71,837	24.5%
Cash and cash equivalents	13,512	4.3%	10,490	3.6%
Other	6,116	1.9%	5,438	1.9%
Net invested assets	$314,090	100.0%	$292,414	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $314.1 billion and $292.4 billion as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, corporate securities included $24.1 billion of private placements, which represented 7.7% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $33.1 billion in excess of net liability outflows of $16.2 billion, the reinvestment of earnings and favorable alternative investment performance. These impacts were partially offset by a decrease in net short-term repurchase agreements outstanding in 2026 and the payment of common and preferred stock dividends.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value	Percentage of Total	Net Invested Asset Value	Percentage of Total
Origination platforms
Wheels	$763	4.8%	$739	5.3%
Redding Ridge	701	4.5%	645	4.7%
MidCap Financial	600	3.8%	588	4.2%
Aqua Finance	336	2.1%	319	2.3%
Skylign	351	2.2%	344	2.5%
Apterra	502	3.2%	531	3.8%
Atlas	631	4.0%	560	4.0%
Cadma	309	2.0%	271	1.9%
Other	828	5.3%	733	5.3%
Origination platforms	5,021	31.9%	4,730	34.0%
Apollo and other investments
Real assets	1,522	9.6%	1,701	12.3%
Private equity	1,128	7.2%	1,086	7.8%
Structured equity and other	3,200	20.3%	927	6.7%
Equity	5,850	37.1%	3,714	26.8%
Credit	910	5.8%	2,125	15.3%
Liquid assets and other	327	2.1%	770	5.6%
Apollo and other investments	7,087	45.0%	6,609	47.7%
Total AAA[1]	12,108	76.9%	11,339	81.7%
Retirement services
Athora	2,012	12.8%	1,124	8.1%
Venerable	360	2.3%	356	2.6%
Retirement services	2,372	15.1%	1,480	10.7%
Apollo and other investments
Equity	560	3.5%	617	4.5%
Credit	601	3.8%	417	3.0%
Other	104	0.7%	15	0.1%
Apollo and other investments	1,265	8.0%	1,049	7.6%
Total Non-AAA	3,637	23.1%	2,529	18.3%
Net alternative investments	$15,745	100.0%	$13,868	100.0%

[1] Includes net alternative investments of AAA and AAA Lux.

Net alternative investments were $15.7 billion and $13.9 billion as of June 30, 2026 and December 31, 2025, respectively, representing 5.0% and 4.7% of our net invested asset portfolio as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, we held approximately 77% of our net alternative investments through AAA and AAA Lux and had a net ownership percentage in it of approximately 43%. The increase in net alternative investments was primarily driven by deployment into structured equity and other funds, the additional purchases of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with the Athora transaction, the deployment of our cash contributions into AAA and favorable alternative investment performance in 2026.

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

Our alternative investment in Athora had a carrying value of $2.0 billion and $1.1 billion as of June 30, 2026 and December 31, 2025. The increase in our investment in Athora was driven by the additional purchases of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with the Athora transaction in the first quarter of 2026. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 4.90% and 1.46% for the three months ended June 30, 2026 and 2025, respectively, and 3.90% and (0.65)% for the six months ended June 30, 2026 and 2025, respectively.
Alternative investment income from Athora was $27 million and $5 million for the three months ended June 30, 2026 and 2025, respectively, and $36 million and $(2) million for the six months ended June 30, 2026 and 2025, respectively. The increase in alternative investment income compared to 2025 was primarily driven by a valuation increase on Athora in 2026 related to updated business plans following its first quarter acquisition, as well as increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss) available to Athene Holding Ltd. common stockholder	$953	$503	$(1,020)	$923
Less: Preferred stock redemption	—	84	—	84
Add: Preferred stock dividends	36	45	71	90
Add: Net income attributable to noncontrolling interests	698	222	1,154	516
Net income	1,687	686	205	1,445
Income tax expense (benefit)	217	(34)	1,890	141
Income before income taxes	1,904	652	2,095	1,586
Investment gains (losses), net of offsets	23	(509)	(673)	(358)
Non-operating change in insurance liabilities and related derivatives	358	149	316	(218)
Integration, restructuring and other non-operating items	(41)	(32)	(74)	(62)
Stock compensation expense	(12)	(11)	(22)	(22)
Preferred stock dividends	36	45	71	90
Noncontrolling interests – pre-tax income and VIE adjustments	663	190	881	532
Less: Total adjustments to income before income taxes	1,027	(168)	499	(38)
Spread related earnings	$877	$820	$1,596	$1,624

The reconciliation of total Athene Holding Ltd. stockholders’ equity to total adjusted Athene Holding Ltd. common stockholder’s equity is as follows:

(In millions)	June 30, 2026	December 31, 2025
Total Athene Holding Ltd. stockholders’ equity	$18,556	$20,492
Less: Preferred stock	2,470	2,470
Total Athene Holding Ltd. common stockholder’s equity	16,086	18,022
Less: Accumulated other comprehensive loss	(3,213)	(2,641)
Less: Accumulated change in fair value of reinsurance assets	(1,106)	(1,171)
Less: Accumulated change in fair value of mortgage loan assets	(1,495)	(1,009)
Total adjusted Athene Holding Ltd. common stockholder’s equity	$21,900	$22,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	June 30, 2026	December 31, 2025
Total debt	$7,832	$7,848
Add: 50% of preferred stock	1,235	1,235
Less: 50% of subordinated debt	888	888
Less: Adjustment to arrive at notional	151	167
Adjusted leverage	$8,028	$8,028

Total debt	$7,832	$7,848
Total Athene Holding Ltd. stockholders’ equity	18,556	20,492
Total capitalization	26,388	28,340
Less: Accumulated other comprehensive loss	(3,213)	(2,641)
Less: Accumulated change in fair value of reinsurance assets	(1,106)	(1,171)
Less: Accumulated change in fair value of mortgage loan assets	(1,495)	(1,009)
Less: Adjustment to arrive at notional	244	260
Total adjusted capitalization	$31,958	$32,901

Leverage ratio	39.0%	36.4%
Accumulated other comprehensive loss	(3.9)%	(2.9)%
Accumulated change in fair value of reinsurance assets	(1.3)%	(1.3)%
Accumulated change in fair value of mortgage loan assets	(1.8)%	(1.1)%
Adjustment to exclude 50% of preferred stock	(3.8)%	(3.7)%
Adjustment to exclude 50% of subordinated debt	(2.8)%	(2.7)%
Adjustment to arrive at notional	(0.3)%	(0.3)%
Adjusted leverage ratio	25.1%	24.4%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$4,988	6.50%	$4,429	6.59%	$9,757	6.46%	$8,420	6.43%
Change in fair value of reinsurance assets	(106)	(0.14)%	(65)	(0.10)%	(200)	(0.13)%	(128)	(0.10)%
VIE earnings and noncontrolling interests	436	0.57%	382	0.57%	721	0.48%	816	0.62%
Forward points adjustment on foreign exchange derivative hedges	19	0.02%	26	0.04%	47	0.03%	50	0.04%
Held-for-trading amortization	(46)	(0.06)%	(40)	(0.06)%	(103)	(0.07)%	(69)	(0.05)%
Reinsurance impacts	(30)	(0.04)%	(39)	(0.06)%	(57)	(0.04)%	(79)	(0.06)%
ACRA noncontrolling interests	(1,311)	(1.71)%	(1,159)	(1.72)%	(2,560)	(1.69)%	(2,233)	(1.70)%
Other	84	0.11%	(35)	(0.05)%	190	0.12%	(47)	(0.04)%
Total adjustments to arrive at net investment earnings/earned rate	(954)	(1.25)%	(930)	(1.38)%	(1,962)	(1.30)%	(1,690)	(1.29)%
Total net investment earnings/earned rate	$4,034	5.25%	$3,499	5.21%	$7,795	5.16%	$6,730	5.14%

Average net invested assets	$307,190		$268,703		$302,265		$262,017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$7,248	9.44%	$4,707	7.01%	$10,725	7.10%	$7,959	6.08%
Premiums	(170)	(0.22)%	(107)	(0.16)%	(387)	(0.26)%	(234)	(0.18)%
Product charges	(299)	(0.39)%	(274)	(0.41)%	(580)	(0.38)%	(539)	(0.41)%
Other revenues	(4)	(0.01)%	(6)	(0.01)%	(8)	(0.01)%	(10)	(0.01)%
Indexed annuity option costs	523	0.68%	449	0.67%	1,025	0.68%	879	0.67%
Reinsurance impacts	(25)	(0.03)%	(27)	(0.04)%	(47)	(0.03)%	(57)	(0.05)%
Non-operating change in insurance liabilities and embedded derivatives	(2,594)	(3.38)%	(1,045)	(1.56)%	(2,195)	(1.45)%	(1,092)	(0.83)%
Policy and other operating expenses, excluding policy acquisition expenses	(483)	(0.63)%	(441)	(0.65)%	(987)	(0.65)%	(881)	(0.67)%
Forward points adjustment on foreign exchange derivative hedges	77	0.10%	74	0.11%	153	0.10%	126	0.10%
AmerUs Closed Block fair value liability	(4)	(0.01)%	(6)	(0.01)%	7	—%	(24)	(0.02)%
ACRA noncontrolling interests	(1,362)	(1.77)%	(927)	(1.38)%	(2,066)	(1.37)%	(1,583)	(1.21)%
Other	35	0.05%	73	0.11%	109	0.07%	136	0.10%
Total adjustments to arrive at cost of funds	(4,306)	(5.61)%	(2,237)	(3.33)%	(4,976)	(3.30)%	(3,279)	(2.51)%
Total cost of funds	$2,942	3.83%	$2,470	3.68%	$5,749	3.80%	$4,680	3.57%

Average net invested assets	$307,190		$268,703		$302,265		$262,017

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
US GAAP policy and other operating expenses	$614	$571	$1,265	$1,136
Interest expense	(216)	(178)	(440)	(345)
Policy acquisition expenses, net of deferrals	(131)	(130)	(278)	(255)
Integration, restructuring and other non-operating items	(41)	(31)	(74)	(61)
Stock compensation expenses	(12)	(11)	(22)	(22)
ACRA noncontrolling interests	(94)	(97)	(198)	(197)
Other	(9)	(15)	(24)	(31)
Total adjustments to arrive at other operating expenses	(503)	(462)	(1,036)	(911)
Other operating expenses	$111	$109	$229	$225

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	June 30, 2026	December 31, 2025
Total investments, including related parties	$377,369	$356,457
Derivative assets	(11,034)	(9,190)
Cash and cash equivalents (including restricted cash)	23,540	16,326
Accrued investment income	4,015	3,395
Net receivable (payable) for collateral on derivatives	(5,010)	(3,458)
Reinsurance impacts	(6,725)	(6,350)
VIE and VOE assets, liabilities and noncontrolling interests	19,825	19,023
Unrealized (gains) losses	13,476	10,002
Ceded policy loans	(154)	(160)
Net investment receivables (payables)	(2,360)	217
Allowance for credit losses	709	763
Other investments	(53)	(52)
Total adjustments to arrive at gross invested assets	36,229	30,516
Gross invested assets	413,598	386,973
ACRA noncontrolling interests	(99,508)	(94,559)
Net invested assets	$314,090	$292,414

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	June 30, 2026	December 31, 2025
Investment funds, including related parties and consolidated VIEs	$30,317	$26,327
Investment funds within funds withheld at interest	840	859
Net assets of VIEs, excluding investment funds	(10,372)	(9,098)
Unrealized (gains) losses	2	(49)
Investment in ADIP	(225)	(231)
Other assets	(166)	(169)
Total adjustments to arrive at gross alternative investments	(9,921)	(8,688)
Gross alternative investments	20,396	17,639
ACRA noncontrolling interests	(4,651)	(3,771)
Net alternative investments	$15,745	$13,868

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	June 30, 2026	December 31, 2025
Total liabilities	$438,074	$406,567
Debt	(7,832)	(7,848)
Derivative liabilities	(6,241)	(5,742)
Payables for collateral on derivatives and short-term securities to repurchase	(7,955)	(7,838)
Other liabilities	(13,099)	(8,888)
Liabilities of consolidated VIEs	(1,401)	(1,712)
Reinsurance impacts	(13,390)	(13,209)
Ceded policy loans	(154)	(160)
Market risk benefit asset	(168)	(212)
Total adjustments to arrive at gross reserve liabilities	(50,240)	(45,609)
Gross reserve liabilities	387,834	360,958
ACRA noncontrolling interests	(94,536)	(89,725)
Net reserve liabilities	$293,298	$271,233

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and publicly traded common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of June 30, 2026 was $133.3 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of June 30, 2026 was $9.0 billion. Although our investment portfolio does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may seek to raise or hold additional cash and liquid assets to manage our liquidity risk and to take advantage of market dislocations as they arise.

We have access to additional liquidity through our Credit Facility and Liquidity Facility. We entered into a new Credit Facility on June 26, 2026, which replaced our previous agreement dated as of June 30, 2023. The Credit Facility has a borrowing capacity of $1.75 billion, subject to being increased up to $2.5 billion in total on the terms described in the Credit Facility. The Credit Facility has a commitment termination date of June 26, 2031, subject to up to two one-year extensions, and was undrawn as of June 30, 2026. We entered into a new Liquidity Facility on June 26, 2026, which replaced our previous agreement dated as of June 27, 2025. The Liquidity Facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility has a commitment termination date of June 25, 2027, subject to additional 364-day extensions, and was undrawn as of June 30, 2026. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some or all of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of June 30, 2026 and December 31, 2025, approximately 87% and 85%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of June 30, 2026 and December 31, 2025, approximately 69% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of June 30, 2026, approximately 36% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements, payout annuities and guaranteed investment contracts, while 54% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of June 30, 2026 and December 31, 2025, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2026 and December 31, 2025, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $27.7 billion and $23.3 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets, dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2026, our total maximum borrowing capacity under the FHLB facilities was limited to $70.1 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2026, we had the ability to draw up to an estimated $33.8 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral that is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

We engage in repurchase transactions whereby we sell fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. We require that, at all times during the term of the repurchase agreements, we maintain sufficient cash or other liquid assets to allow us to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets. Under the terms of the repurchase agreements, we monitor the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent the value of the securities sold decreases prior to the repurchase date.

As of June 30, 2026 and December 31, 2025, the payables for repurchase agreements were $3.2 billion and $6.0 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.4 billion and $6.2 billion, respectively. As of June 30, 2026, payables for repurchase agreements, based on original issuance, included no short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2025, payables for repurchase agreements, based on original issuance, included $2.8 billion of short-term and $3.2 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of June 30, 2026, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years; however, either party may terminate the facility upon 24 months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of June 30, 2026, we had no outstanding payables under this facility. Upon termination of our existing agreement, we entered into a new $1.0 billion committed repurchase facility with Societe Generale effective July 26, 2026. The facility has a commitment term of 5 years; however, either party may terminate the facility upon 12 months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2031.

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2026	2025
Net income	$205	$1,445
Non-cash revenues and expenses	2,426	37
Net cash provided by operating activities	2,631	1,482
Sales, maturities and repayments of investments	50,151	37,207
Purchases of investments	(74,936)	(73,825)
Other investing activities	1,171	(243)
Net cash used in investing activities	(23,614)	(36,861)
Inflows on investment-type policies and contracts	41,617	45,973
Withdrawals on investment-type policies and contracts	(14,741)	(9,604)
Other financing activities	925	(3,022)
Net cash provided by financing activities	27,801	33,347
Effect of exchange rate changes on cash and cash equivalents	(2)	13
Net increase (decrease) in cash and cash equivalents	$6,816	$(2,019)

Note: Cash and cash equivalents includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are composed of benefit and interest payments as well as other operating expenses. Our operating activities generated cash flows totaling $2.6 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2026 compared to 2025 was primarily driven by an increase in net investment income, a tax refund received in 2026 compared to taxes paid in 2025, less cash paid on reinsurance settlements in 2026 and an increase in premiums, net of payouts, partially offset by an increase in cash paid for interest on funding agreements and other operating expenses.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $23.6 billion and $36.9 billion for the six months ended June 30, 2026 and 2025, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2026 compared to 2025 was primarily driven by an increase in the sales, maturities and repayments of investments, an increase in investment payables, net of receivables, and a smaller increase in cash posted as collateral by us for derivative transactions compared to 2025, partially offset by an increase in the purchases of investments and cash paid for derivative settlements in 2026 compared to cash received from derivative settlements in 2025.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes in cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes in cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $27.8 billion and $33.3 billion for the six months ended June 30, 2026 and 2025, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2026 compared to 2025 was primarily attributable to lower cash received from deferred annuity and funding agreement inflows, net of cash outflows, cash received from the issuance of long-term debt in 2025 and a decrease in capital contributions, net of distributions, compared to 2025, partially offset by an increase

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

in cash collateral posted by counterparties for derivative transactions in 2026, higher cash received from guaranteed investment contracts and stable value products, less cash paid to settle outstanding repurchase agreements in 2026 and cash paid for the redemption of our Series C preferred stock in 2025.

Material Cash Obligations

The following table summarizes estimated future cash obligations as of June 30, 2026:

	Payments Due by Period
(In millions)	2026	2027-2028	2029-2030	2031 and thereafter	Total
Interest sensitive contract liabilities	$15,029	$95,144	$94,647	$139,773	$344,593
Future policy benefits	1,603	5,853	5,327	35,458	48,241
Market risk benefits	—	—	—	7,792	7,792
Other policy claims and benefits	98	—	—	—	98
Dividends payable to policyholders	4	17	14	52	87
Debt[1]	220	1,859	1,282	13,692	17,053
Securities to repurchase[2]	79	2,369	1,143	—	3,591
Total	$17,033	$105,242	$102,413	$196,767	$421,455

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2026 interest rate.

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

We declared common stock cash dividends of $187 million on April 20, 2026, payable to the holder of AHL’s common stock with a record date of June 12, 2026 and payment date of June 15, 2026. We have paid $375 million in common stock cash dividends for the six months ended June 30, 2026.

We declared and paid common stock cash dividends of $187 million and $375 million for the three months ended June 30, 2025 and the six months ended June 30, 2025, respectively.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.75 billion Credit Facility or by pursuing future issuances of debt or preferred stock to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our Credit Facility contains various standard covenants with which we must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 40%, maintaining a minimum consolidated net worth of no less than $22.1 billion and restrictions on our ability to incur liens, with certain exceptions. Rates, ratios and terms are as defined in the Credit Facility.

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preferred stock, depositary shares, warrants and units.

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of June 30, 2026 (in millions, except percentages):

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

See Note 8 – Debt to the condensed consolidated financial statements and Note 11 – Debt to the consolidated financial statements in our 2025 Annual Report for further information on debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of June 30, 2026 (in millions, except share, per share data and percentages):

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

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM that allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and a maturity date of December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note payable as of June 30, 2026.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of June 30, 2026 and December 31, 2025, the revolving note payable had an outstanding balance of $3.0 billion and $2.2 billion, respectively.

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

Critical Accounting Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of any contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the condensed consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2025 Annual Report. The most critical accounting estimates and judgments include those used in determining:

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of June 30, 2026, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $4.9 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2025, we estimate a net decrease to our point-in-time income before income taxes from changes in the fair value of these financial instruments of $4.2 billion, net of offsets. The increase in sensitivity to point-in-time income before income taxes from changes in the fair value of these financial instruments as of June 30, 2026, when compared to December 31, 2025, is primarily driven by the purchase of assets with longer maturity dates and derivative activity during 2026. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $10 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions. Our floating rate asset position includes floating rate investments and cash and cash equivalents on a net invested asset basis, adjusted for net investment payables/receivables and cash posted as collateral for derivative transactions.

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

We are unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income before income taxes” in our reconciliation between net income (loss) available to Athene Holding Ltd. common stockholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to Athene Holding Ltd. common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of June 30, 2026, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

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
4.1
Eleventh Supplemental Indenture, dated August 7, 2026, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on August 7, 2026).

4.2	Form of 6.150% Senior Notes due 2036 (included in Exhibit 4.1)
10.1
Credit Agreement, dated as of June 26, 2026, among Athene Holding Ltd., Athene Annuity Re Ltd., Athene Life Re Ltd.,  and Athene USA Corporation, as borrowers, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent.

10.2	Guaranty, dated as of June 26, 2026, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as guarantors, and Citibank, N.A., as administrative agent.
10.3
364-Day Credit Agreement, dated as of June 26, 2026, among Athene Annuity Re Ltd., Athene Life Re Ltd., and Athene Annuity and Life Company as borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.4	Guaranty, dated as of June 26, 2026, among Athene Annuity Re Ltd., as guarantor, and Wells Fargo Bank, National Association, as administrative agent.
31.1	Co-Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Co-Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Co-Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Co-Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 10, 2026	/s/ Louis-Jacques Tanguy
Louis-Jacques Tanguy
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)