Form 10-Q
period 2026-09-30
Athene Holding Ltd.
filed 2026-11-05
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2026, 203,805 shares of our common stock were outstanding, all of which are held by Apollo Global Management, Inc.

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

Athora	Athora Holding Ltd., together with its subsidiaries
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
LIMRA	Life Insurance Marketing and Research Association
MidCap Financial	MidCap FinCo LLC, together with its subsidiaries
NAIC	National Association of Insurance Commissioners
US Treasury	United States Department of the Treasury
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
Wheels	Wheels, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include our proportionate share of ACRA alternative investments based on our economic ownership.
AOCI	Accumulated other comprehensive income (loss)
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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

Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding US subsidiaries which are included within our US RBC Ratio.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity or life contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by aggregating US RBC and Bermuda RBC, with immaterial adjustments for net assets at the holding company.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on deferred annuities, including, with respect to our indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges, excluding market value adjustments, and certain other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess equity capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities, as well as surplus assets. Gross invested assets include (a) total investments on the condensed consolidated balance sheets with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and payments related to interest, maturities and repurchases of funding agreements.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Modco	Modified coinsurance
MVA	Market value adjustment

Term or Acronym	Definition
Net invested assets	Represent the investments that directly back our net reserve liabilities, as well as surplus assets. Net invested assets include (a) total investments on the condensed consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. We include the investments supporting assumed funds withheld and modco agreements and exclude the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interests.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The primary adjustments to net investment income to arrive at our net investment earnings are (a) net VIE impacts (revenues, expenses and noncontrolling interests), (b) the change in fair value of reinsurance assets, (c) amortization of premium/discount on held-for-trading securities, (d) forward points gains and losses on foreign exchange derivative hedges, (e) an adjustment to the change in net asset value of our ADIP investments to recognize our proportionate share of spread related earnings based on our ownership in the investment funds and (f) the removal of the proportionate share of the ACRA net investment income associated with the noncontrolling interests. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets on business related to ceded reinsurance transactions.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods.
Net reserve liabilities	Represent our policyholder and institutional liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments), as well as integration, restructuring, stock compensation and certain other items which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder and institutional obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
Unlocking	Assumption unlocking is the annual process of revising current assumptions that impact the projection of benefits to align with recent experience. This may result in an immediate impact that may be favorable, resulting in a reduction in reserves or an increase in VOBA, or unfavorable, resulting in an increase in reserves or a decrease in VOBA.
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AAIA, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2026	December 31, 2025
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2026 – $221,065 and 2025 – $202,116; allowance for credit losses: 2026 – $762 and 2025 – $757)	$201,173	$192,597
Trading securities, at fair value	5,722	6,409
Equity securities, at fair value	585	822
Mortgage loans, at fair value	99,675	91,918
Investment funds	350	108
Policy loans	288	301
Funds withheld at interest (portion at fair value: 2026 – $(2,846) and 2025 – $(2,409))	12,414	15,413
Derivative assets	10,950	9,190
Short-term investments (portion at fair value: 2026 – $8 and 2025 – $33)	125	175
Other investments (portion at fair value: 2026 – $1,874 and 2025 – $1,818)	4,395	4,148
Total investments	335,677	321,081
Cash and cash equivalents	17,326	14,994
Restricted cash	1,066	1,332
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2026 – $39,091 and 2025 – $26,428)	38,739	26,444
Trading securities, at fair value	1,257	454
Equity securities, at fair value	—	266
Mortgage loans, at fair value	1,525	1,486
Investment funds (portion at fair value: 2026 – $2,327 and 2025 – $1,318)	3,291	2,149
Funds withheld at interest (portion at fair value: 2026 – $(487) and 2025 – $(356))	3,495	4,215
Short-term investments	—	18
Other investments, at fair value	319	344
Accrued investment income (related party: 2026 – $321 and 2025 – $241)	4,626	3,395
Reinsurance recoverable (related party: 2026 – $7,803 and 2025 – $6,336; portion at fair value: 2026 – $1,812 and 2025 – $1,911)	11,308	10,282
Deferred acquisition costs, deferred sales inducements and value of business acquired	9,598	8,634
Goodwill	4,079	4,072
Other assets (related party: 2026 – $334 and 2025 – $284)	12,189	11,950
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2026 – $593 and 2025 – $978)	885	3,120
Mortgage loans, at fair value	1,836	2,140
Investment funds (related party: 2026 – $28,747 and 2025 – $23,783; portion at fair value: 2026 – $28,825 and 2025 – $24,070)	29,034	24,070
Other investments	948	844
Cash and cash equivalents (restricted cash: 2026 – $17 and 2025 – $17)	199	569
Other assets (related party: 2026 – $65 and 2025 – $23)	174	346
Total assets	$477,571	$442,205
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2026	December 31, 2025
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2026 – $4,618 and 2025 – $5,381; portion at fair value: 2026 – $17,091 and 2025 – $15,515)	$354,099	$315,889
Future policy benefits (portion at fair value: 2026 – $1,474 and 2025 – $1,615)	45,166	50,264
Market risk benefits (related party: 2026 – $266 and 2025 – $290)	4,668	4,930
Debt	8,813	7,848
Derivative liabilities	6,757	5,742
Payables for collateral on derivatives and securities to repurchase	11,098	11,085
Other liabilities (related party: 2026 – $7,538 and 2025 – $6,479)	17,132	9,097
Liabilities of consolidated variable interest entities (related party: 2026 – $113 and 2025 – $235)	694	1,712
Total liabilities	448,427	406,567
Commitments and Contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	19,372	19,238
Retained earnings	1,082	3,895
Accumulated other comprehensive loss (related party: 2026 – $(320) and 2025 – $(112))	(7,041)	(2,641)
Total Athene Holding Ltd. stockholders’ equity	13,413	20,492
Noncontrolling interests	15,731	15,146
Total equity	29,144	35,638
Total liabilities and equity	$477,571	$442,205
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Revenues
Premiums	$190	$117	$577	$351
Product charges	299	292	879	831
Net investment income (related party investment income of $682 and $497 for the three months ended and $1,834 and $1,502 for the nine months ended September 30, 2026 and 2025, respectively; and related party investment expense of $401 and $364 for the three months ended and $1,209 and $1,118 for the nine months ended September 30, 2026 and 2025, respectively)	5,323	4,672	15,080	13,092
Investment related gains (losses) (related party of $(43) and $(36) for the three months ended and $(174) and $8 for the nine months ended September 30, 2026 and 2025, respectively)	(3,418)	2,254	(2,507)	1,421
Other revenues	3	6	11	16
Revenues of consolidated variable interest entities
Net investment income	23	92	134	249
Investment related gains (losses) (related party of $625 and $498 for the three months ended and $1,719 and $1,492 for the nine months ended September 30, 2026 and 2025, respectively)	645	565	1,711	1,583
Total revenues	3,065	7,998	15,885	17,543
Benefits and expenses
Interest sensitive contract benefits (related party of $(93) and $(74) for the three months ended and $(250) and $(168) for the nine months ended September 30, 2026 and 2025, respectively)	3,669	4,164	10,974	9,086
Future policy and other policy benefits	595	613	1,828	1,681
Market risk benefits remeasurement (gains) losses	(626)	131	(391)	405
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	476	355	1,163	914
Policy and other operating expenses (related party of $144 and $67 for the three months ended and $320 and $211 for the nine months ended September 30, 2026 and 2025, respectively)	690	591	1,955	1,727
Total benefits and expenses	4,804	5,854	15,529	13,813
Income (loss) before income taxes	(1,739)	2,144	356	3,730
Income tax expense (benefit)	(419)	266	1,471	407
Net income (loss)	(1,320)	1,878	(1,115)	3,323
Less: Net income (loss) attributable to noncontrolling interests	(197)	619	957	1,135
Net income (loss) attributable to Athene Holding Ltd. stockholders	(1,123)	1,259	(2,072)	2,188
Less: Preferred stock dividends	35	36	106	126
Add: Preferred stock redemption	—	—	—	84
Net income (loss) available to Athene Holding Ltd. common stockholder	$(1,158)	$1,223	$(2,178)	$2,146

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$(1,320)	$1,878	$(1,115)	$3,323
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(8,161)	2,059	(9,886)	4,947
Unrealized gains (losses) on hedging instruments	(506)	67	(612)	288
Remeasurement gains (losses) on future policy benefits related to discount rate	2,518	(235)	3,228	(808)
Remeasurement gains (losses) on market risk benefits related to credit risk	69	(113)	105	(132)
Foreign currency translation and other adjustments	(11)	(36)	(34)	78
Other comprehensive income (loss), before tax	(6,091)	1,742	(7,199)	4,373
Income tax expense (benefit) related to other comprehensive income (loss)	(1,228)	356	(1,446)	889
Other comprehensive income (loss)	(4,863)	1,386	(5,753)	3,484
Comprehensive income (loss)	(6,183)	3,264	(6,868)	6,807
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,232)	803	(396)	1,640
Comprehensive income (loss) attributable to Athene Holding Ltd. stockholders	$(4,951)	$2,461	$(6,472)	$5,167

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at June 30, 2026	$—	$—	$19,329	$2,440	$(3,213)	$18,556	$16,249	$34,805
Net loss	—	—	—	(1,123)	—	(1,123)	(197)	(1,320)
Other comprehensive loss	—	—	—	—	(3,828)	(3,828)	(1,035)	(4,863)
Stock-based compensation allocation from parent	—	—	10	—	—	10	—	10
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from (distributions to) parent	—	—	33	(12)	—	21	—	21
Contributions from noncontrolling interests	—	—	—	—	—	—	145	145
Distributions to noncontrolling interests	—	—	—	—	—	—	(80)	(80)
Net contributions, distributions and other changes from noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	649	649
Balance at September 30, 2026	$—	$—	$19,372	$1,082	$(7,041)	$13,413	$15,731	$29,144

	Three months ended
Balance at June 30, 2025	$—	$—	$19,161	$2,675	$(3,688)	$18,148	$11,056	$29,204
Net income	—	—	—	1,259	—	1,259	619	1,878
Other comprehensive income	—	—	—	—	1,202	1,202	184	1,386
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(36)	—	(36)	—	(36)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from parent	—	—	15	—	—	15	—	15
Contributions from noncontrolling interests	—	—	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	—	—	(64)	(64)
Net contributions, distributions and other changes from noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	677	677
Balance at September 30, 2025	$—	$—	$19,187	$3,710	$(2,486)	$20,411	$12,630	$33,041
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Nine months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2025	$—	$—	$19,238	$3,895	$(2,641)	$20,492	$15,146	$35,638
Net income (loss)	—	—	—	(2,072)	—	(2,072)	957	(1,115)
Other comprehensive loss	—	—	—	—	(4,400)	(4,400)	(1,353)	(5,753)
Stock-based compensation allocation from parent	—	—	27	—	—	27	—	27
Preferred stock dividends	—	—	—	(106)	—	(106)	—	(106)
Common stock dividends	—	—	—	(563)	—	(563)	—	(563)
Contributions from (distributions to) parent	—	—	107	(72)	—	35	—	35
Contributions from noncontrolling interests	—	—	—	—	—	—	416	416
Distributions to noncontrolling interests	—	—	—	—	—	—	(381)	(381)
Net contributions, distributions and other changes from noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	946	946
Balance at September 30, 2026	$—	$—	$19,372	$1,082	$(7,041)	$13,413	$15,731	$29,144

	Nine months ended
Balance at December 31, 2024	$—	$—	$19,588	$2,237	$(5,465)	$16,360	$9,514	$25,874
Net income	—	—	—	2,188	—	2,188	1,135	3,323
Other comprehensive income	—	—	—	—	2,979	2,979	505	3,484
Stock-based compensation allocation from parent	—	—	27	—	—	27	—	27
Redemption of preferred stock	—	—	(684)	84	—	(600)	—	(600)
Preferred stock dividends	—	—	—	(126)	—	(126)	—	(126)
Common stock dividends	—	—	—	(563)	—	(563)	—	(563)
Contributions from (distributions to) parent	—	—	256	(110)	—	146	—	146
Contributions from noncontrolling interests	—	—	—	—	—	—	284	284
Distributions to noncontrolling interests	—	—	—	—	—	—	(254)	(254)
Net contributions, distributions and other changes from noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	1,446	1,446
Balance at September 30, 2025	$—	$—	$19,187	$3,710	$(2,486)	$20,411	$12,630	$33,041

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income (loss)	$(1,115)	$3,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	1,163	914
Net accretion of net investment premiums, discounts and other	(160)	(135)
Net investment income (related party: 2026 – $(14) and 2025 – $(231))	(443)	(183)
Net recognized (gains) losses on investments and derivatives (related party: 2026 – $(1,506) and 2025 – $(2,066))	146	(2,669)
Policy acquisition costs deferred	(1,446)	(1,493)
Changes in operating assets and liabilities:
Accrued investment income	(1,249)	(919)
Interest sensitive contract liabilities	6,865	5,867
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2026 – $(275) and 2025 – $(199))	(1,970)	(1,520)
Funds withheld assets (related party: 2026 – $81 and 2025 – $(215))	86	(1,346)
Other assets and liabilities	1,581	279
Net cash provided by operating activities	3,458	2,118
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2026 – $7,896 and 2025 – $4,251)	46,713	43,678
Trading securities (related party: 2026 – $758 and 2025 – $330)	3,757	1,784
Equity securities	319	459
Mortgage loans (related party: 2026 – $235 and 2025 – $484)	14,881	9,882
Investment funds (related party: 2026 – $6,091 and 2025 – $344)	6,220	845
Derivative instruments and other investments	4,260	2,658
Short-term investments (related party: 2026 – $31 and 2025 – $967)	191	1,378
Purchases of:
Available-for-sale securities (related party: 2026 – $(19,977) and 2025 – $(9,160))	(77,173)	(71,351)
Trading securities (related party: 2026 – $(1,045) and 2025 – $(405))	(3,281)	(5,389)
Equity securities	(109)	(376)
Mortgage loans (related party: 2026 – $(311) and 2025 – $(54))	(25,846)	(25,977)
Investment funds (related party: 2026 – $(10,340) and 2025 – $(2,127))	(10,627)	(2,137)
Derivative instruments and other investments	(3,173)	(4,973)
Short-term investments (related party: 2026 – $(13) and 2025 – $(241))	(123)	(394)
Other investing activities, net	4,862	(391)
Net cash used in investing activities	(39,129)	(50,304)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2026	2025
Cash flows from financing activities
Deposits on investment-type policies and contracts	60,237	69,269
Withdrawals on investment-type policies and contracts (related party: 2026 – $(154) and 2025 – $(206))	(24,433)	(16,821)
Proceeds from debt	992	1,591
Capital contributions from parent	56	211
Capital contributions from noncontrolling interests	416	284
Capital contributions from noncontrolling interests of consolidated variable interest entities	1,799	1,641
Capital distributions to noncontrolling interests	(381)	(254)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(10)	(2,586)
Preferred stock dividends	(106)	(126)
Common stock dividends	(563)	(563)
Redemption of preferred stock	—	(600)
Other financing activities, net	(638)	(166)
Net cash provided by financing activities	37,369	51,880
Effect of exchange rate changes on cash and cash equivalents	(2)	13
Net increase in cash and cash equivalents	1,696	3,707
Cash and cash equivalents at beginning of year[1]	16,895	14,259
Cash and cash equivalents at end of period[1]	$18,591	$17,966

Supplementary information
Cash paid for taxes	$54	$382
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2026 – $(1,353) and 2025 – $(1,423))	(1,323)	(1,388)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded) (related party: 2026 – $480 and 2025 – $752)	3,493	4,402
Exchange of interests in consolidated variable interest entities for related party investments	450	—

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
•Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2), collectively defined as ACRA; and
•Athene Annuity and Life Company (AAIA), our primary US insurance company, and its subsidiaries.

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

Recently Issued Accounting Pronouncements

Fair Value Measurement – Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (Accounting Standards Update (ASU) 2026-03)

The amendments in this update provide an exception to the guidance in Accounting Standards Codification (ASC) 820, Fair Value Measurement, for investment companies within the scope of ASC 946, Financial Services—Investment Companies. The amendments require these investment companies to consider contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of any discount attributable to such restrictions. The guidance is effective for annual periods beginning after December 15, 2027, including interim periods therein; early adoption is permitted. We are not an investment company, but we consolidate certain investment companies; therefore, we are evaluating the impact of the new pronouncement on our consolidated financial statements.

Interim Reporting – Narrow Scope Improvements (ASU 2025-11)

The amendments update the guidance in ASC 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarify when the guidance applies. The amendments also provide additional direction on the disclosures required in interim reporting periods, including a new principle requiring entities that issue condensed statements to disclose events since the end of the last annual reporting period that have a material impact on the entity. The updates are effective for interim reporting periods within annual periods beginning after December 15, 2027; early adoption is permitted. We are not anticipating material changes related to these updates, as the amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Intangibles – Goodwill and Other – Internal-Use Software – Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

The amendments in this update simplify accounting for internal-use software by eliminating references to specific development project stages and clarify the threshold entities should apply to begin capitalizing costs. The effective date for the standard is for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years; early adoption is permitted. The amendments can be applied prospectively, retrospectively, or utilizing a modified transition approach. We are evaluating the impact of this guidance on our consolidated financial statements.

Business Combinations and Consolidation – Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03)

The amendments in this update clarify the guidance in determining the accounting acquirer in a business combination involving a VIE. The amendments require that an entity apply the general guidance of identifying the acquirer under ASC 805, Business Combinations, even when the legal acquiree is a VIE and the transaction is primarily effected by exchanging equity interests. This guidance is effective for us for the 2027 annual and interim periods; early adoption is permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. We are evaluating the impact of this guidance on our consolidated financial statements.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	September 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$27,625	$—	$—	$(3,049)	$24,576
US state, municipal and political subdivisions	657	—	—	(195)	462
Foreign governments	2,381	—	27	(764)	1,644
Corporate	107,557	(51)	265	(13,671)	94,100
CLO	17,062	—	236	(99)	17,199
ABS	45,884	(185)	328	(1,597)	44,430
CMBS	11,773	(103)	23	(406)	11,287
RMBS	8,126	(423)	162	(390)	7,475
Total AFS securities	221,065	(762)	1,041	(20,171)	201,173
AFS securities – related parties
Corporate	3,490	—	7	(55)	3,442
CLO	6,431	—	53	(29)	6,455
ABS	29,059	(1)	16	(343)	28,731
CMBS	111	—	—	—	111
Total AFS securities – related parties	39,091	(1)	76	(427)	38,739
Total AFS securities, including related parties	$260,156	$(763)	$1,117	$(20,598)	$239,912

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$18,008	$—	$116	$(1,226)	$16,898
US state, municipal and political subdivisions	954	—	—	(195)	759
Foreign governments	2,225	—	32	(598)	1,659
Corporate	97,166	(105)	1,291	(8,921)	89,431
CLO	25,730	—	648	(106)	26,272
ABS	35,275	(171)	823	(465)	35,462
CMBS	13,351	(70)	120	(317)	13,084
RMBS	9,407	(411)	300	(264)	9,032
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597
AFS securities – related parties
Corporate	2,663	—	76	(25)	2,714
CLO	7,103	—	121	(21)	7,203
ABS	16,500	(1)	45	(178)	16,366
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	26,428	(1)	242	(225)	26,444
Total AFS securities, including related parties	$228,544	$(758)	$3,572	$(12,317)	$219,041

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	September 30, 2026
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,402	$2,392
Due after one year through five years	33,084	32,142
Due after five years through ten years	28,790	26,576
Due after ten years	73,944	59,672
CLO, ABS, CMBS and RMBS	82,845	80,391
Total AFS securities	221,065	201,173
AFS securities – related parties
Due in one year or less	31	30
Due after one year through five years	1,117	1,118
Due after five years through ten years	842	845
Due after ten years	1,500	1,449
CLO, ABS and CMBS	35,601	35,297
Total AFS securities – related parties	39,091	38,739
Total AFS securities, including related parties	$260,156	$239,912

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2026
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$21,229	$(1,795)	$3,152	$(1,254)	$24,381	$(3,049)
US state, municipal and political subdivisions	22	(3)	436	(192)	458	(195)
Foreign governments	279	(8)	1,186	(756)	1,465	(764)
Corporate	47,792	(2,861)	32,205	(10,773)	79,997	(13,634)
CLO	4,027	(29)	2,041	(50)	6,068	(79)
ABS	29,355	(1,135)	4,123	(425)	33,478	(1,560)
CMBS	3,751	(69)	1,629	(274)	5,380	(343)
RMBS	2,360	(42)	935	(150)	3,295	(192)
Total AFS securities	108,815	(5,942)	45,707	(13,874)	154,522	(19,816)
AFS securities – related parties
Corporate	1,845	(41)	131	(14)	1,976	(55)
CLO	1,552	(16)	48	(3)	1,600	(19)
ABS	5,117	(87)	1,389	(216)	6,506	(303)
CMBS	15	—	3	—	18	—
Total AFS securities – related parties	8,529	(144)	1,571	(233)	10,100	(377)
Total AFS securities, including related parties	$117,344	$(6,086)	$47,278	$(14,107)	$164,622	$(20,193)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$5,987	$(96)	$4,068	$(1,130)	$10,055	$(1,226)
US state, municipal and political subdivisions	37	(1)	707	(194)	744	(195)
Foreign governments	84	(11)	1,326	(587)	1,410	(598)
Corporate	13,107	(284)	38,209	(8,602)	51,316	(8,886)
CLO	11,891	(59)	1,017	(45)	12,908	(104)
ABS	6,355	(165)	4,873	(263)	11,228	(428)
CMBS	1,663	(20)	1,446	(190)	3,109	(210)
RMBS	217	(2)	839	(90)	1,056	(92)
Total AFS securities	39,341	(638)	52,485	(11,101)	91,826	(11,739)
AFS securities – related parties
Corporate	390	(2)	377	(12)	767	(14)
CLO	4,215	(19)	95	(2)	4,310	(21)
ABS	2,069	(6)	3,076	(162)	5,145	(168)
CMBS	70	(1)	5	—	75	(1)
Total AFS securities – related parties	6,744	(28)	3,553	(176)	10,297	(204)
Total AFS securities, including related parties	$46,085	$(666)	$56,038	$(11,277)	$102,123	$(11,943)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	September 30, 2026
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	7,606	4,749
AFS securities – related parties	193	61

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended September 30, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$23	$—	$—	$28	$51
ABS	185	2	(12)	10	185
CMBS	78	15	—	10	103
RMBS	417	3	(10)	13	423
Total AFS securities	703	20	(22)	61	762
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$704	$20	$(22)	$61	$763

	Three months ended September 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$174	$—	$(22)	$(1)	$151
ABS	130	—	—	30	160
CMBS	62	2	—	3	67
RMBS	394	2	(3)	11	404
Total AFS securities	760	4	(25)	43	782
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$761	$4	$(25)	$43	$783

	Nine months ended September 30, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$105	$—	$(49)	$(5)	$51
ABS	171	2	(12)	24	185
CMBS	70	15	(24)	42	103
RMBS	411	5	(28)	35	423
Total AFS securities	757	22	(113)	96	762
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$758	$22	$(113)	$96	$763

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$(22)	$(2)	$151
ABS	76	40	(3)	47	160
CMBS	60	2	—	5	67
RMBS	397	7	(13)	13	404
Total AFS securities	708	49	(38)	63	782
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$49	$(38)	$63	$783

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
AFS securities	$3,309	$3,029	$9,509	$8,584
Trading securities	150	90	414	198
Equity securities	9	18	37	62
Mortgage loans	1,615	1,397	4,747	3,782
Investment funds	122	37	134	206
Funds withheld at interest	255	232	692	741
Other	294	268	858	729
Investment revenue	5,754	5,071	16,391	14,302
Investment expenses	(431)	(399)	(1,311)	(1,210)
Net investment income	$5,323	$4,672	$15,080	$13,092

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
AFS securities[1]
Gross realized gains on investment activity	$74	$199	$941	$2,432
Gross realized losses on investment activity	(262)	(339)	(1,322)	(717)
Net realized investment gains (losses) on AFS securities	(188)	(140)	(381)	1,715
Net recognized investment gains (losses) on trading securities	(372)	44	(553)	385
Net recognized investment gains (losses) on equity securities	(23)	11	(53)	62
Net recognized investment gains (losses) on mortgage loans	(1,875)	204	(3,219)	2,003
Net derivative gains (losses)	(1,399)	1,633	293	(954)
Provision for credit losses	(82)	(19)	(95)	(83)
Other gains (losses), net	521	521	1,501	(1,707)
Investment related gains (losses)	$(3,418)	$2,254	$(2,507)	$1,421

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $4,790 million and $9,177 million for the three months ended September 30, 2026 and 2025, respectively, and $23,252 million and $23,987 million for the nine months ended September 30, 2026 and 2025, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Trading securities	$(342)	$73	$(468)	$209
Equity securities	(22)	11	(30)	46

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements:

(In millions)	September 30, 2026	December 31, 2025
Overnight and continuous	$329	$—
Less than 30 days	—	2,796
91 days to 1 year	1,269	—
Greater than 1 year	1,975	3,247
Payables for repurchase agreements	$3,573	$6,043

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2026		December 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$—	$—	$2,780	$2,787
Foreign governments	259	171	241	185
Corporate	2,630	2,180	2,022	1,785
CLO	578	572	611	608
ABS	516	492	584	568
CMBS	219	220	197	198
RMBS	88	87	93	94
Total securities pledged under repurchase agreements	$4,290	$3,722	$6,528	$6,225

As of December 31, 2025, $907 million of repurchase agreements were presented net of reverse repurchase agreements on the condensed consolidated balance sheets, and the agreements were net settled during the first quarter of 2026.

Reverse Repurchase Agreements—As of September 30, 2026 and December 31, 2025, amounts loaned under reverse repurchase agreements were $117 million and $1,067 million, respectively, and the fair value of the collateral was $510 million of asset-backed securities and $1,822 million of asset-backed securities and short-term investments, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans include both commercial and residential loans. We have elected the fair value option on our mortgage loan portfolio. See Note 5 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	September 30, 2026	December 31, 2025
Commercial mortgage loans	$47,464	$38,869
Commercial mortgage loans under development	2,524	1,787
Total commercial mortgage loans	49,988	40,656
Mark to fair value	(2,251)	(1,585)
Commercial mortgage loans	47,737	39,071
Residential mortgage loans	56,450	55,613
Mark to fair value	(1,151)	860
Residential mortgage loans	55,299	56,473
Mortgage loans	$103,036	$95,544

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,567	32.6%	$15,458	39.5%
Industrial	9,744	20.4%	8,778	22.5%
Office building	6,327	13.3%	4,530	11.6%
Hotels	4,842	10.1%	2,773	7.1%
Retail	2,655	5.6%	2,061	5.3%
Other commercial	8,602	18.0%	5,471	14.0%
Total commercial mortgage loans	$47,737	100.0%	$39,071	100.0%

US region
East North Central	$2,476	5.2%	$1,883	4.8%
East South Central	380	0.8%	447	1.1%
Middle Atlantic	10,504	22.0%	9,323	23.9%
Mountain	1,860	3.9%	1,605	4.1%
New England	1,220	2.6%	1,088	2.8%
Pacific	5,881	12.3%	6,021	15.4%
South Atlantic	8,655	18.1%	6,919	17.7%
West North Central	729	1.5%	842	2.2%
West South Central	4,184	8.8%	3,175	8.1%
Total US region	35,889	75.2%	31,303	80.1%
International region
United Kingdom	5,675	11.9%	3,085	7.9%
Other international[1]	6,173	12.9%	4,683	12.0%
Total international region	11,848	24.8%	7,768	19.9%
Total commercial mortgage loans	$47,737	100.0%	$39,071	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2026	December 31, 2025
US States
California	22.8%	23.0%
Texas	15.0%	15.2%
Florida	10.6%	10.6%
Other[1]	43.1%	42.5%
Total US residential mortgage loan percentage	91.5%	91.3%
International[1]	8.5%	8.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following summarizes our investment funds, including related parties and consolidated VIEs:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying value	Percentage of total	Carrying value	Percentage of total
Investment funds
Equity	$350	1.1%	$108	0.4%
Investment funds – related parties
Origination platforms	38	0.1%	33	0.1%
Retirement services platforms	2,534	7.8%	1,538	5.9%
Equity	276	0.8%	260	1.0%
Credit	344	1.1%	313	1.2%
Other	99	0.3%	5	—%
Total investment funds – related parties	3,291	10.1%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	10,563	32.3%	9,067	34.4%
Equity	12,835	39.3%	9,735	37.0%
Credit	2,729	8.3%	3,682	14.0%
Other	2,907	8.9%	1,586	6.0%
Total investment funds – consolidated VIEs	29,034	88.8%	24,070	91.4%
Total investment funds, including related parties and consolidated VIEs	$32,675	100.0%	$26,327	100.0%

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2026		December 31, 2025
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$350	$653	$108	$458
Investment in related parties – investment funds	3,291	4,484	2,149	5,859
Assets of consolidated VIEs – investment funds	29,034	34,702	24,070	29,991
Investment in fixed maturity securities	81,144	86,600	84,397	87,995
Investment in related parties – fixed maturity securities	35,632	42,781	24,184	26,717
Investment in related parties – equity securities	—	—	266	266
Total non-consolidated investments	$149,451	$169,220	$135,174	$151,286

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations—The following table presents our investment concentrations in excess of 10% of AHL stockholders’ equity:

(In millions)	September 30, 2026
Investment-grade ABS debt issued by AP Falcon Holdings, LLC	$3,763
Investment-grade corporate debt issued by Paramount Skydance Corporation	3,579
Investments in Athora Holding Ltd.[1]	3,178
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	3,097
Investment-grade ABS debt issued by Fox Hedge L.P.	3,029
Investment-grade ABS debt issued by Apollo Multi-Asset Prime Securities (AMAPS) 2, LLC[1]	3,000
Investment-grade ABS debt issued by AMAPS 3, LLC[1]	2,995
Investment-grade ABS debt issued by AMAPS 5, LLC[1]	2,953
Investment-grade ABS debt issued by AMAPS 4, LLC[1]	2,837
Investments in Valor Compute Infrastructure L.P.	2,779
Investment-grade ABS debt issued by AMAPS 6, LLC[1]	2,684
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,612
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,544
Investment-grade ABS debt issued by Atlas Secured Advance Funding L.P.[1]	1,975
Investments in ABS debt issued by Warehouse Halifax Funding, L.P.[1]	1,913
Investment-grade corporate debt issued by Électricité de France SA	1,836
Investment-grade corporate debt issued by AT&T	1,786
Investment-grade ABS debt issued by Atlas Securitized Products Funding 1, L.P.[1]	1,778
Investments in corporate debt issued by SoftBank Group Corp.	1,749
Investment-grade ABS debt issued by Stonepeak Wallaby I Holdings LP	1,627
Investments in ABS debt issued by AP Kona Holdings LP	1,577
Investment-grade ABS debt issued by Chestnut Ridge LP	1,442
Investments in Federal Home Loan Bank of Des Moines (FHLB)	1,355

December 31, 2025
Investment-grade ABS debt issued by AP Grange Holdings, LLC (AP Grange)[2]	$5,080
Investment-grade ABS debt issued by Atlas Securitized Products Funding 1, L.P.[1]	3,304
Investment-grade ABS debt issued by Fox Hedge L.P.	3,171
Investment-grade ABS debt issued by AMAPS 2, LLC[1]	3,000
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,791
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,550
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	2,186
Investment-grade corporate debt issued by Électricité de France SA	2,068

Note: Investments included in the table above are determined based on total Athene Holding Ltd. stockholders’ equity as of the respective period end date. Total Athene Holding Ltd. stockholders’ equity was $13.4 billion, $18.6 billion, $17.8 billion, and $20.5 billion, as of September 30, 2026, June 30, 2026, March 31, 2026 and December 31, 2025, respectively.

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

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	29,398	$534	$501	26,437	$560	$868
Forwards	1,119	73	8	2,302	81	34
Interest rate swaps	3,547	37	269	4,347	86	242
Forwards on net investments	224	6	—	234	—	—
Interest rate swaps	45,895	9	404	31,252	129	30
Total derivatives designated as hedges		659	1,182		856	1,174
Derivatives not designated as hedges
Equity options	115,246	8,323	735	97,259	6,905	170
Futures	73	128	—	890	192	1
Foreign currency swaps	30,352	490	417	19,248	230	744
Interest rate swaps and forwards	27,798	166	1,240	14,606	72	295
Other swaps	3,891	230	13	2,845	78	2
Foreign currency forwards	38,576	954	3,170	47,486	857	3,356
Embedded derivatives
Funds withheld, including related parties		(3,333)	(132)		(2,765)	150
Interest sensitive contract liabilities		—	16,413		—	14,749
Total derivatives not designated as hedges		6,958	21,856		5,569	19,467
Total derivatives		$7,617	$23,038		$6,425	$20,641

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by January 2036. During the three months ended September 30, 2026 and 2025, we recognized losses of $291 million and gains of $14 million, respectively, in other comprehensive income (OCI) associated with these hedges. During the nine months ended September 30, 2026 and 2025, we recognized losses of $439 million and gains of $186 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, we expected an estimated $95 million of losses to be reclassified to income within the next 12 months based on current market economics; however, actual amounts recognized may vary as a result of changes in relevant market conditions.

Fair Value Hedges – We use foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $20.0 billion and $21.3 billion as of September 30, 2026 and December 31, 2025, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8.9 billion and $8.4 billion as of September 30, 2026 and December 31, 2025, respectively.

The following represents the carrying amount and the cumulative amount of fair value hedging adjustments of hedged liabilities, excluding liabilities solely hedging foreign currency risk and cumulative amounts related to foreign currency gains (losses):

	September 30, 2026		December 31, 2025
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$3,362	$79	$4,271	$77
Interest rate swaps	36,427	1,081	19,175	(20)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2026
Investment related gains (losses)
Foreign currency forwards	$2	$(2)	$—	$4	$—
Foreign currency swaps	81	(76)	5	—	—
Foreign currency interest rate swaps	(15)	33	18	—	—
Interest rate swaps	(877)	803	(74)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	22	(20)	2	—	—
Three months ended September 30, 2025
Investment related gains (losses)
Foreign currency forwards	15	(25)	(10)	8	—
Foreign currency swaps	(9)	29	20	—	—
Foreign currency interest rate swaps	(34)	13	(21)	—	—
Interest rate swaps	24	(17)	7	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(23)	—	—	—

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Nine months ended September 30, 2026
Investment related gains (losses)
Foreign currency forwards	$47	$(44)	$3	$20	$—
Foreign currency swaps	322	(330)	(8)	—	—
Foreign currency interest rate swaps	(83)	112	29	—	—
Interest rate swaps	(1,176)	1,103	(73)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	67	(64)	3	—	—
Nine months ended September 30, 2025
Investment related gains (losses)
Foreign currency forwards	(335)	307	(28)	27	—
Foreign currency swaps	(1,022)	1,087	65	—	—
Foreign currency interest rate swaps	447	(451)	(4)	—	—
Interest rate swaps	218	(191)	27	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	71	(70)	1	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Foreign currency forwards	$—	$12	$(2)	$41
Foreign currency swaps	(215)	41	(171)	61

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended September 30, 2026 and 2025, these derivatives had gains of $1 million and $8 million, respectively. During the nine months ended September 30, 2026 and 2025, these derivatives had gains of $4 million and losses of $14 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2026 and December 31, 2025, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $18 million and $14 million, respectively. During the three and nine months ended September 30, 2026 and 2025, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Equity options	$88	$1,627	$1,780	$1,562
Futures	(22)	123	44	107
Foreign currency swaps	61	108	614	(1,180)
Interest rate swaps and forwards and other swaps	(704)	(17)	(853)	(154)
Foreign currency forwards	449	(361)	237	(972)
Embedded derivatives on funds withheld	(466)	149	(659)	348
Amounts recognized in investment related gains (losses)	(594)	1,629	1,163	(289)
Embedded derivatives in indexed annuity products[1]	692	(1,260)	88	(1,144)
Total gains (losses) on derivatives not designated as hedges	$98	$369	$1,251	$(1,433)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Collateral arrangements typically require the posting of collateral in connection with our derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party’s financial strength ratings. Additionally, a decrease in our financial strength rating to a specified level can result in settlement of the derivative position.

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2026
Derivative assets	$10,950	$(3,330)	$(7,525)	$95	$(146)	$(51)
Derivative liabilities	(6,757)	3,330	2,684	(743)	843	100

December 31, 2025
Derivative assets	$9,190	$(2,602)	$(5,908)	$680	$(889)	$(209)
Derivative liabilities	(5,742)	2,602	2,491	(649)	561	(88)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, we may be required to settle an outstanding liability. We have written credit default swaps primarily on high-yield indices, with a weighted average expected term of 3.8 years as of September 30, 2026. As of September 30, 2026 and December 31, 2025, the carrying value of these derivatives was $226 million and $76 million in assets, respectively, and $8 million and less than $1 million of liabilities, respectively. As of September 30, 2026 and December 31, 2025, the maximum amount of potential future payments on the credit default swaps was $2,460 million and $510 million, respectively.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Trading securities	$16	$54	$96	$155
Mortgage loans	22	41	79	122
Investment funds	—	7	6	28
Investment expenses and other	(15)	(10)	(47)	(56)
Net investment income	$23	$92	$134	$249

Net recognized investment gains (losses) on trading securities	$(12)	$6	$(53)	$12
Net recognized investment gains on mortgage loans	2	8	8	15
Net recognized investment gains on investment funds	615	521	1,714	1,509
Net other gains	40	30	42	47
Investment related gains (losses)	$645	$565	$1,711	$1,583

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$24,576	$—	$24,576	$—	$—
US state, municipal and political subdivisions	462	—	—	462	—
Foreign governments	1,644	—	—	1,644	—
Corporate	94,100	—	33	88,988	5,079
CLO	17,199	—	—	17,199	—
ABS	44,430	—	—	9,787	34,643
CMBS	11,287	—	—	11,258	29
RMBS	7,475	—	—	7,336	139
Total AFS securities	201,173	—	24,609	136,674	39,890
Trading securities	5,722	—	23	5,374	325
Equity securities	585	—	167	415	3
Mortgage loans	99,675	—	—	—	99,675
Funds withheld at interest – embedded derivative	(2,846)	—	—	—	(2,846)
Derivative assets	10,950	—	158	10,789	3
Short-term investments	8	—	—	8	—
Other investments	1,874	—	—	1,355	519
Cash and cash equivalents	17,326	—	17,326	—	—
Restricted cash	1,066	—	1,066	—	—
Investments in related parties
AFS securities
Corporate	3,442	—	—	2,263	1,179
CLO	6,455	—	—	5,121	1,334
ABS	28,731	—	—	1,096	27,635
CMBS	111	—	—	111	—
Total AFS securities – related parties	38,739	—	—	8,591	30,148
Trading securities	1,257	—	—	—	1,257
Mortgage loans	1,525	—	—	—	1,525
Investment funds	2,327	—	—	—	2,327
Funds withheld at interest – embedded derivative	(487)	—	—	—	(487)
Other investments	319	—	—	—	319
Reinsurance recoverable	1,812	—	—	—	1,812
Other assets	171	—	—	—	171
Assets of consolidated VIEs
Trading securities	885	—	—	—	885
Mortgage loans	1,836	—	—	—	1,836
Investment funds	28,825	28,538	—	—	287
Cash and cash equivalents	199	—	199	—	—
Total assets measured at fair value	$412,941	$28,538	$43,548	$163,206	$177,649
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$16,413	$—	$—	$—	$16,413
Universal life benefits	678	—	—	—	678
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	985	—	—	—	985
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	489	—	—	—	489
Market risk benefits	4,668	—	—	—	4,668
Derivative liabilities	6,757	—	86	6,531	140
Other liabilities	(66)	—	—	—	(66)
Total liabilities measured at fair value	$29,924	$—	$86	$6,531	$23,307

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2025
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$16,898	$—	$16,898	$—	$—
US state, municipal and political subdivisions	759	—	—	759	—
Foreign governments	1,659	—	516	1,131	12
Corporate	89,431	—	10	82,771	6,650
CLO	26,272	—	—	26,272	—
ABS	35,462	—	—	13,255	22,207
CMBS	13,084	—	—	13,043	41
RMBS	9,032	—	—	8,593	439
Total AFS securities	192,597	—	17,424	145,824	29,349
Trading securities	6,409	—	24	6,367	18
Equity securities	822	—	185	629	8
Mortgage loans	91,918	—	—	—	91,918
Funds withheld at interest – embedded derivative	(2,409)	—	—	—	(2,409)
Derivative assets	9,190	—	206	8,982	2
Short-term investments	33	—	—	33	—
Other investments	1,818	—	—	1,057	761
Cash and cash equivalents	14,994	—	14,994	—	—
Restricted cash	1,332	—	1,332	—	—
Investments in related parties
AFS securities
Corporate	2,714	—	—	1,117	1,597
CLO	7,203	—	—	5,870	1,333
ABS	16,366	—	—	1,089	15,277
CMBS	161	—	—	161	—
Total AFS securities – related parties	26,444	—	—	8,237	18,207
Trading securities	454	—	—	—	454
Equity securities	266	—	—	—	266
Mortgage loans	1,486	—	—	—	1,486
Investment funds	1,318	—	—	—	1,318
Funds withheld at interest – embedded derivative	(356)	—	—	—	(356)
Other investments	344	—	—	—	344
Reinsurance recoverable	1,911	—	—	—	1,911
Other assets	214	—	—	—	214
Assets of consolidated VIEs
Trading securities	3,120	—	—	683	2,437
Mortgage loans	2,140	—	—	—	2,140
Investment funds	24,070	23,784	—	—	286
Cash and cash equivalents	569	—	569	—	—
Total assets measured at fair value	$378,684	$23,784	$34,734	$171,812	$148,354
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,749	$—	$—	$—	$14,749
Universal life benefits	766	—	—	—	766
Future policy benefits
AmerUs Closed Block	1,085	—	—	—	1,085
ILICO Closed Block and life benefits	530	—	—	—	530
Market risk benefits	4,930	—	—	—	4,930
Derivative liabilities	5,742	—	9	5,733	—
Other liabilities	254	—	—	—	254
Total liabilities measured at fair value	$28,056	$—	$9	$5,733	$22,314

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

Universal life liabilities and other life benefits – We elected the fair value option for certain blocks of universal and other life business ceded to Global Atlantic Financial Group Limited. We use a present value of liability cash flows. Unobservable inputs include estimates of mortality, persistency, expenses, premium payments and a risk margin used in the discount rates that reflect the riskiness of the business. These universal life policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Trading securities	$(373)	$43	$(563)	$379
Mortgage loans	(1,910)	197	(3,285)	2,130
Investment funds	11	36	8	239
Future policy benefits	69	(5)	100	—
Other	12	14	16	(3)
Total gains (losses)	$(2,191)	$285	$(3,724)	$2,745

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	September 30, 2026	December 31, 2025
Unpaid principal balance	$106,438	$96,269
Mark to fair value	(3,402)	(725)
Fair value	$103,036	$95,544

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2026	December 31, 2025
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$1,393	$992
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(419)	(337)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$974	$655

Fair value of commercial mortgage loans 90 days or more past due	$399	$274
Fair value of commercial mortgage loans in non-accrual status	957	655

The following represents our residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2026	December 31, 2025
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$2,060	$826
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(226)	(85)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$1,834	$741

Fair value of residential mortgage loans 90 days or more past due[1]	$951	$741
Fair value of residential mortgage loans in non-accrual status	1,763	678

1 As of September 30, 2026 and December 31, 2025 includes $71 million and $63 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Mortgage loans	$(33)	$(21)	$(77)	$(44)

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

	Three months ended September 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Corporate	$4,653	$2	$(64)	$1,947	$(1,459)	$5,079	$(1)	$(64)
ABS	23,932	(6)	(979)	9,440	2,256	34,643	(25)	(998)
CMBS	30	—	(1)	—	—	29	—	(1)
RMBS	381	2	(1)	(243)	—	139	—	—
Trading securities	160	(13)	—	178	—	325	(15)	—
Equity securities	7	(4)	—	—	—	3	(4)	—
Mortgage loans	99,974	(1,846)	—	1,547	—	99,675	(1,885)	—
Funds withheld at interest – embedded derivative	(2,404)	(442)	—	—	—	(2,846)	—	—
Derivative assets	3	—	—	—	—	3	—	—
Short-term investments	1	—	—	(1)	—	—	—	—
Other investments	655	—	—	(136)	—	519	—	—
Investments in related parties
AFS securities
Corporate	1,196	—	(18)	1	—	1,179	—	(18)
CLO	1,334	—	—	—	—	1,334	—	—
ABS	21,766	(1)	(109)	5,979	—	27,635	—	(113)
Trading securities	1,290	(55)	—	22	—	1,257	(42)	—
Mortgage loans	1,549	(30)	—	6	—	1,525	(29)	—
Investment funds	2,311	16	—	—	—	2,327	17	—
Funds withheld at interest – embedded derivative	(347)	(140)	—	—	—	(487)	—	—
Other investments	333	(14)	—	—	—	319	(14)	—
Reinsurance recoverable	1,920	(146)	—	38	—	1,812	—	—
Assets of consolidated VIEs
Trading securities	1,509	(19)	—	(605)	—	885	(13)	—
Mortgage loans	2,058	(34)	—	(188)	—	1,836	(34)	—
Investment funds	290	(3)	—	—	—	287	(3)	—
Total Level 3 assets	$162,601	$(2,733)	$(1,172)	$17,985	$797	$177,478	$(2,048)	$(1,194)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(16,384)	$692	$—	$(721)	$—	$(16,413)	$—	$—
Universal life benefits	(742)	64	—	—	—	(678)	—	—
Future policy benefits
AmerUs Closed Block	(1,054)	69	—	—	—	(985)	—	—
ILICO Closed Block and life benefits	(510)	21	—	—	—	(489)	—	—
Derivative liabilities	(8)	(132)	—	—	—	(140)	—	—
Other liabilities	(174)	240	—	—	—	66	—	—
Total Level 3 liabilities	$(18,872)	$954	$—	$(721)	$—	$(18,639)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$12	$—	$—	$(1)	$(11)	$—	$—	$—
Corporate	6,650	3	(170)	2,885	(4,289)	5,079	(10)	(107)
ABS	22,207	(82)	(1,116)	14,141	(507)	34,643	(121)	(1,102)
CMBS	41	—	(1)	(11)	—	29	—	(2)
RMBS	439	10	(1)	(309)	—	139	—	5
Trading securities	18	(13)	—	322	(2)	325	(15)	—
Equity securities	8	(5)	—	—	—	3	(4)	—
Mortgage loans	91,918	(3,230)	—	10,987	—	99,675	(3,428)	—
Funds withheld at interest – embedded derivative	(2,409)	(437)	—	—	—	(2,846)	—	—
Derivative assets	2	1	—	—	—	3	—	—
Other investments	761	—	—	(242)	—	519	—	—
Investments in related parties
AFS securities
Corporate	1,597	28	(45)	(401)	—	1,179	—	(34)
CLO	1,333	—	1	—	—	1,334	—	—
ABS	15,277	(7)	(144)	12,503	6	27,635	—	(154)
Trading securities	454	(94)	—	897	—	1,257	(66)	—
Equity securities	266	(4)	—	(262)	—	—	—	—
Mortgage loans	1,486	(37)	—	76	—	1,525	(38)	—
Investment funds	1,318	8	—	1,001	—	2,327	8	—
Funds withheld at interest – embedded derivative	(356)	(131)	—	—	—	(487)	—	—
Other investments	344	(25)	—	—	—	319	(25)	—
Reinsurance recoverable	1,911	(201)	—	102	—	1,812	—	—
Assets of consolidated VIEs
Trading securities	2,437	(86)	—	(514)	(952)	885	(51)	—
Mortgage loans	2,140	(18)	—	(168)	(118)	1,836	(18)	—
Investment funds	286	1	—	—	—	287	1	—
Total Level 3 assets	$148,140	$(4,319)	$(1,476)	$41,006	$(5,873)	$177,478	$(3,767)	$(1,394)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(14,749)	$88	$—	$(1,752)	$—	$(16,413)	$—	$—
Universal life benefits	(766)	88	—	—	—	(678)	—	—
Future policy benefits
AmerUs Closed Block	(1,085)	100	—	—	—	(985)	—	—
ILICO Closed Block and life benefits	(530)	41	—	—	—	(489)	—	—
Derivative liabilities	—	(140)	—	—	—	(140)	—	—
Other liabilities	(254)	298	—	22	—	66	—	—
Total Level 3 liabilities	$(17,384)	$475	$—	$(1,730)	$—	$(18,639)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$2,017	$—	$(25)	$(45)	$1,947	$46	$(1,505)	$(1,459)
ABS	9,852	—	(90)	(322)	9,440	2,531	(275)	2,256
RMBS	—	—	—	(243)	(243)	—	—	—
Trading securities	179	—	—	(1)	178	—	—	—
Mortgage loans	6,160	—	(27)	(4,586)	1,547	—	—	—
Short-term investments	—	—	—	(1)	(1)	—	—	—
Other investments	—	—	—	(136)	(136)	—	—	—
Investments in related parties
AFS securities
Corporate	4	—	—	(3)	1	—	—	—
ABS	6,744	—	(296)	(469)	5,979	—	—	—
Trading securities	48	—	—	(26)	22	—	—	—
Mortgage loans	88	—	—	(82)	6	—	—	—
Reinsurance recoverable	—	45	—	(7)	38	—	—	—
Assets of consolidated VIEs
Trading securities	—	—	(605)	—	(605)	—	—	—
Mortgage loans	—	—	(161)	(27)	(188)	—	—	—
Total Level 3 assets	$25,092	$45	$(1,204)	$(5,948)	$17,985	$2,577	$(1,780)	$797

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,054)	$—	$333	$(721)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,054)	$—	$333	$(721)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$526	$—	$(94)	$(64)	$368	$78	$(1,333)	$(1,255)
ABS	4,385	—	(3)	(1,036)	3,346	—	(547)	(547)
RMBS	18	—	—	(32)	(14)	—	—	—
Trading securities	—	—	—	(1)	(1)	—	—	—
Mortgage loans	8,160	—	—	(3,724)	4,436	—	—	—
Short-term investments	18	—	—	(12)	6	—	—	—
Other investments	199	—	—	(71)	128	—	—	—
Investments in related parties
AFS securities
Corporate	109	—	—	(2)	107	—	—	—
CLO	—	—	—	(373)	(373)	—	—	—
ABS	3,712	—	(179)	(550)	2,983	—	(8)	(8)
Trading securities	28	—	—	(12)	16	1	—	1
Mortgage loans	75	—	—	(5)	70	—	—	—
Reinsurance recoverable	—	56	—	(4)	52	—	—	—
Assets of consolidated VIEs
Trading securities	108	—	(486)	—	(378)	2	—	2
Mortgage loans	32	—	(436)	(60)	(464)	—	(1)	(1)
Investment funds	—	—	(1)	—	(1)	—	—	—
Other investments	301	—	—	—	301	—	(5)	(5)
Total Level 3 assets	$17,671	$56	$(1,199)	$(5,946)	$10,582	$81	$(1,894)	$(1,813)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,002)	$—	$239	$(763)	$—	$—	$—
Other liabilities	—	—	—	85	85	—	—	—
Total Level 3 liabilities	$—	$(1,002)	$—	$324	$(678)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$5	$—	$—	$(6)	$(1)	$—	$(11)	$(11)
Corporate	3,396	—	(262)	(249)	2,885	46	(4,335)	(4,289)
ABS	15,592	—	(167)	(1,284)	14,141	2,531	(3,038)	(507)
CMBS	11	—	(22)	—	(11)	—	—	—
RMBS	—	—	—	(309)	(309)	—	—	—
Trading securities	327	—	(2)	(3)	322	—	(2)	(2)
Mortgage loans	25,318	—	(344)	(13,987)	10,987	—	—	—
Short-term investments	2	—	—	(2)	—	—	—	—
Other investments	—	—	—	(242)	(242)	—	—	—
Investments in related parties
AFS securities
Corporate	13	—	—	(414)	(401)	—	—	—
ABS	18,449	—	(1,247)	(4,699)	12,503	6	—	6
Trading securities	995	—	—	(98)	897	—	—	—
Equity securities	—	—	—	(262)	(262)	—	—	—
Mortgage loans	311	—	—	(235)	76	—	—	—
Investment funds	1,006	—	(5)	—	1,001	—	—	—
Reinsurance recoverable	—	122	—	(20)	102	—	—	—
Assets of consolidated VIEs
Trading securities	195	—	(709)	—	(514)	—	(952)	(952)
Mortgage loans	347	—	(225)	(290)	(168)	—	(118)	(118)
Total Level 3 assets	$65,967	$122	$(2,983)	$(22,100)	$41,006	$2,583	$(8,456)	$(5,873)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(2,672)	$—	$920	$(1,752)	$—	$—	$—
Other liabilities	—	—	—	22	22	—	—	—
Total Level 3 liabilities	$—	$(2,672)	$—	$942	$(1,730)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	3,983	—	(100)	(414)	3,469	174	(1,607)	(1,433)
ABS	7,414	—	(26)	(1,960)	5,428	242	(5,734)	(5,492)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	315	—	—	(48)	267	—	(49)	(49)
Trading securities	11	—	—	(2)	9	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	25,920	—	(172)	(9,034)	16,714	—	—	—
Short-term investments	30	—	—	(180)	(150)	—	(1)	(1)
Other investments	199	—	—	(227)	(28)	—	—	—
Investments in related parties
AFS securities
Corporate	122	—	—	(8)	114	—	—	—
CLO	376	—	—	(373)	3	—	—	—
ABS	5,985	—	(179)	(1,792)	4,014	—	(23)	(23)
Trading securities	100	—	(91)	(167)	(158)	1	—	1
Mortgage loans	75	—	(15)	(36)	24	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	146	—	(10)	136	—	—	—
Assets of consolidated VIEs
Trading securities	633	—	(821)	—	(188)	2	(23)	(21)
Mortgage loans	66	—	(446)	(256)	(636)	—	(1)	(1)
Investment funds	—	—	(498)	—	(498)	—	—	—
Other investments	580	—	(16)	—	564	—	(5)	(5)
Total Level 3 assets	$45,840	$146	$(2,364)	$(14,530)	$29,092	$432	$(7,471)	$(7,039)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(2,615)	$—	$702	$(1,913)	$—	$—	$—
Other liabilities	—	—	—	86	86	—	—	—
Total Level 3 liabilities	$—	$(2,615)	$—	$788	$(1,827)	$—	$—	$—

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

The following summarizes our significant unobservable inputs:

	September 30, 2026
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$60,748	Discounted cash flow	Discount rate	3.9%	23.5%	7.3%	[1]	Decrease
Mortgage loans	102,821	Discounted cash flow	Discount rate	1.7%	38.8%	7.4%	[1]	Decrease
	215	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
Investment funds	2,327	Discounted cash flow	Discount rate	14.0%	14.8%	14.0%	[1]	Decrease
	287	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
Interest sensitive contract liabilities –indexed annuities embedded derivatives	16,413	Discounted cash flow	Nonperformance risk	0.4%	1.1%	0.7%	[2]	Decrease
			Option budget	0.5%	5.9%	3.6%	[3]	Increase
			Surrender rate	7.3%	15.2%	11.1%	[3]	Decrease

	December 31, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$32,312	Discounted cash flow	Discount rate	2.8%	22.9%	6.4%	[1]	Decrease
Mortgage loans	95,524	Discounted cash flow	Discount rate	1.0%	31.5%	6.5%	[1]	Decrease
	20	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
Investment funds	1,313	Discounted cash flow	Discount rate	13.0%	14.0%	13.1%	[1]	Decrease
	286	Recoverability	Estimated proceeds	N/A	N/A	N/A		N/A
	5	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A
Interest sensitive contract liabilities –indexed annuities embedded derivatives	14,749	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.6%	[2]	Decrease
			Option budget	0.5%	5.9%	3.1%	[3]	Increase
			Surrender rate	6.0%	14.2%	9.6%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2026
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$350	$350	$350	$—	$—	$—
Policy loans	288	288	—	—	288	—
Funds withheld at interest	15,260	15,260	—	—	—	15,260
Short-term investments	117	117	—	—	—	117
Other investments	55	44	—	—	—	44
Investments in related parties
Investment funds	964	964	964	—	—	—
Funds withheld at interest	3,982	3,982	—	—	—	3,982
Assets of consolidated VIEs
Investment funds	209	209	209	—	—	—
Total financial assets not carried at fair value	$21,225	$21,214	$1,523	$—	$288	$19,403

Financial liabilities
Interest sensitive contract liabilities	$292,427	$278,074	$—	$—	$—	$278,074
Debt	8,813	7,798	—	544	7,254	—
Securities to repurchase	3,573	3,573	—	—	3,573	—
Funds withheld liability	7,252	7,252	—	—	—	7,252
Total financial liabilities not carried at fair value	$312,065	$296,697	$—	$544	$10,827	$285,326

	December 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	301	301	—	—	301	—
Funds withheld at interest	17,822	17,822	—	—	—	17,822
Short-term investments	1,049	1,049	—	—	907	142
Other investments	57	67	—	—	—	67
Investments in related parties
Investment funds	831	831	831	—	—	—
Funds withheld at interest	4,571	4,571	—	—	—	4,571
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$24,757	$24,767	$939	$—	$1,226	$22,602

Financial liabilities
Interest sensitive contract liabilities	$257,022	$254,089	$—	$—	$—	$254,089
Debt	7,848	7,498	—	576	6,922	—
Securities to repurchase	6,043	6,043	—	—	6,043	—
Funds withheld liability	5,946	5,946	—	—	—	5,946
Total financial liabilities not carried at fair value	$276,859	$273,576	$—	$576	$12,965	$260,035

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

	Nine months ended September 30, 2026
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2025	$1,471	$3,135	$66	$25	$2,111	$1,826	$8,634
Additions	512	842	23	69	681	—	2,127
Amortization	(342)	(282)	(22)	(6)	(206)	(305)	(1,163)
Balance at September 30, 2026	$1,641	$3,695	$67	$88	$2,586	$1,521	$9,598

	Nine months ended September 30, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	572	863	51	7	617	—	2,110
Amortization	(265)	(195)	(17)	(1)	(136)	(300)	(914)
Other	1	—	—	—	—	—	1
Balance at September 30, 2025	$1,466	$2,946	$74	$17	$1,957	$1,910	$8,370

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

	Nine months ended September 30, 2026
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2025	$109,201	$105,317	$85,555	$8,821	$308,894
Deposits	24,378	14,171	20,490	1,848	60,887
Policy charges	(1)	(646)	—	—	(647)
Surrenders and withdrawals	(6,772)	(8,989)	(47)	(89)	(15,897)
Benefit payments	(1,154)	(1,231)	(12,716)	(205)	(15,306)
Interest credited	4,126	3,604	3,017	211	10,958
Foreign exchange	(18)	2	(358)	(23)	(397)
Other	—	—	(1,130)	(98)	(1,228)
Balance at September 30, 2026	$129,760	$112,228	$94,811	$10,465	$347,264

Weighted average crediting rate	4.8%	2.8%	4.7%	3.2%
Net amount at risk	$421	$18,595	$—	$10
Cash surrender value	120,420	101,977	—	6,919

	Nine months ended September 30, 2025
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	23,596	13,957	31,400	964	69,917
Policy charges	(1)	(583)	—	—	(584)
Surrenders and withdrawals	(6,537)	(8,507)	—	(127)	(15,171)
Benefit payments	(1,044)	(1,170)	(6,026)	(211)	(8,451)
Interest credited	3,272	2,091	2,340	169	7,872
Foreign exchange	226	6	892	301	1,425
Other	—	—	233	(57)	176
Balance at September 30, 2025	$106,173	$103,655	$83,607	$9,069	$302,504

Weighted average crediting rate	4.7%	2.7%	4.7%	2.8%
Net amount at risk	$423	$17,195	$—	$31
Cash surrender value	100,279	96,273	—	7,089

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	September 30,
(In millions)	2026	2025
Traditional deferred annuities	$129,760	$106,173
Indexed annuities	112,228	103,655
Funding agreements	94,811	83,607
Other investment-type	10,465	9,069
Reconciling items[1]	6,835	7,233
Interest sensitive contract liabilities	$354,099	$309,737

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

	September 30, 2026
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$4,964	$1,347	$106,025	$112,336
2.0% – < 4.0%	5,341	382	7,220	12,943
4.0% – < 6.0%	4,476	1	1	4,478
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,784	$1,730	$113,246	$129,760

Indexed annuities
< 2.0%	$1,323	$900	$3,648	$5,871
2.0% – < 4.0%	3,270	149	1	3,420
Total indexed annuities with GMCR	4,593	1,049	3,649	9,291
Other[1]				102,937
Total indexed annuities				$112,228

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	September 30, 2025
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
Traditional deferred annuities
< 2.0%	$5,154	$1,936	$84,880	$91,970
2.0% – < 4.0%	5,769	588	3,291	9,648
4.0% – < 6.0%	4,551	1	—	4,552
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,477	$2,525	$88,171	$106,173

Indexed annuities
< 2.0%	$1,519	$1,104	$3,522	$6,145
2.0% – < 4.0%	3,883	93	—	3,976
Total indexed annuities with GMCR	5,402	1,197	3,522	10,121
Other[1]				93,534
Total indexed annuities				$103,655

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

The following is a rollforward by product within future policy benefits:

	Nine months ended September 30, 2026
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$1,402	$1,402
Effect of changes in discount rate assumptions	—	(25)	(25)
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Beginning balance at original discount rate	—	1,378	1,378
Effect of actual to expected experience	—	(13)	(13)
Adjusted balance	—	1,365	1,365
Issuances	—	9	9
Interest accrual	—	36	36
Net premium collected	—	(232)	(232)
Foreign exchange	—	(4)	(4)
Ending balance at original discount rate	—	1,174	1,174
Effect of changes in discount rate assumptions	—	(31)	(31)
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,142	$1,142
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,058	$3,795	$45,853
Effect of changes in discount rate assumptions	5,941	1,036	6,977
Effect of foreign exchange on the change in discount rate assumptions	21	(47)	(26)
Beginning balance at original discount rate	48,020	4,784	52,804
Effect of changes in cash flow assumptions	51	—	51
Effect of actual to expected experience	(62)	13	(49)
Adjusted balance	48,009	4,797	52,806
Issuances	441	9	450
Interest accrual	1,286	125	1,411
Benefit payments	(3,247)	(312)	(3,559)
Foreign exchange	(14)	(16)	(30)
Ending balance at original discount rate	46,475	4,603	51,078
Effect of changes in discount rate assumptions	(8,823)	(1,438)	(10,261)
Effect of foreign exchange on the change in discount rate assumptions	(14)	51	37
Ending balance, present value of expected future policy benefits	37,638	3,216	40,854
Less: Present value of expected net premiums	—	1,142	1,142
Net future policy benefits	37,638	2,074	39,712
Less: Reinsurance recoverable	—	6	6
Net future policy benefits, net of reinsurance	$37,638	$2,068	$39,706

Weighted-average liability duration (in years)	9.2	19.7
Weighted-average interest accretion rate	3.7%	5.2%
Weighted-average current discount rate	6.4%	7.5%
Expected future gross premiums, undiscounted	$—	$1,664
Expected future gross premiums, discounted[1]	—	1,342
Expected future benefit payments, undiscounted	68,797	11,428

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	September 30,
(In millions)	2026	2025
Payout annuities with life contingencies	$37,638	$41,909
Whole life	2,074	1,429
Reconciling items[1]	5,454	5,668
Future policy benefits	$45,166	$49,006

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of income (loss):

	Premiums		Interest expense
	Nine months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Payout annuities with life contingencies	$304	$190	$1,285	$1,312
Whole life	256	145	88	40
Reconciling items[1]	17	16	—	—
Total	$577	$351	$1,373	$1,352

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

During the nine months ended September 30, 2026, the present value of expected future policy benefits decreased by $4,999 million, which was driven by $3,559 million of benefit payments and a $3,228 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $1,411 million of interest accruals and $450 million of issuances.

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

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income (loss):

	Nine months ended September 30,
(In millions)	2026	2025
Reserves	$(15)	$8
Deferred profit liability	8	(38)
Negative VOBA	13	38
Total remeasurement gains (losses)	$6	$8

During the nine months ended September 30, 2026 and 2025, we recorded reserve increases of $14 million and $45 million, respectively, on the condensed consolidated statements of income (loss) as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Nine months ended September 30, 2026
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2025	$205	$4,511	$4,716
Effect of changes in instrument-specific credit risk	(5)	(255)	(260)
Balance, beginning of period, before changes in instrument-specific credit risk	200	4,256	4,456
Issuances	—	291	291
Interest accrual	6	150	156
Attributed fees collected	1	323	324
Benefit payments	(3)	(73)	(76)
Effect of changes in interest rates	(19)	(821)	(840)
Effect of changes in equity	—	(45)	(45)
Effect of actual policyholder behavior compared to expected behavior	2	79	81
Effect of changes in future expected policyholder behavior	(6)	36	30
Effect of changes in other future expected assumptions	—	(35)	(35)
Balance, end of period, before changes in instrument-specific credit risk	181	4,161	4,342
Effect of changes in instrument-specific credit risk	3	152	155
Balance at September 30, 2026	184	4,313	4,497
Less: Reinsurance recoverable	—	73	73
Balance at September 30, 2026, net of reinsurance	$184	$4,240	$4,424

Net amount at risk	$421	$18,595
Weighted-average attained age of contract holders (in years)	77	69

	Nine months ended September 30, 2025
(In millions, except years)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	346	346
Interest accrual	7	136	143
Attributed fees collected	1	288	289
Benefit payments	(3)	(48)	(51)
Effect of changes in interest rates	7	109	116
Effect of changes in equity	—	(106)	(106)
Effect of actual policyholder behavior compared to expected behavior	2	81	83
Effect of changes in future expected policyholder behavior	(5)	(38)	(43)
Effect of changes in other future expected assumptions	3	(15)	(12)
Balance, end of period, before changes in instrument-specific credit risk	199	4,124	4,323
Effect of changes in instrument-specific credit risk	5	284	289
Balance at September 30, 2025	204	4,408	4,612
Less: Reinsurance recoverable	—	69	69
Balance at September 30, 2025, net of reinsurance	$204	$4,339	$4,543
Net amount at risk	$423	$17,195
Weighted-average attained age of contract holders (in years)	76	69

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	September 30, 2026			September 30, 2025
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$184	$184	$—	$204	$204
Indexed annuities	171	4,484	4,313	223	4,631	4,408
Total	$171	$4,668	$4,497	$223	$4,835	$4,612

During the nine months ended September 30, 2026, net market risk benefit liabilities decreased by $219 million, which was primarily driven by an $840 million change in interest rates, $105 million of changes in instrument-specific credit risk, and $76 million of benefit payments, partially offset by $324 million in fees collected from policyholders, $291 million of issuances, and $156 million of interest accruals.

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

The following summarizes the unobservable inputs for market risk benefits:

	September 30, 2026
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,497	Discounted cash flow	Nonperformance risk	0.4%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	5.9%	3.0%	[2]	Decrease
			Surrender rate	4.6%	9.3%	5.8%	[2]	Decrease
			Utilization rate	28.6%	95.0%	89.2%	[3]	Increase

	September 30, 2025
(In millions, except percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$4,612	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.9%	[1]	Decrease
			Option budget	0.5%	6.0%	2.6%	[2]	Decrease
			Surrender rate	3.7%	7.9%	5.2%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.1%	[3]	Increase

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

Interest accrues on outstanding borrowings at either the term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the Credit Facility. As of September 30, 2026 and December 31, 2025, we had no amounts outstanding under the current or previous credit facilities and were in compliance with all financial covenants under the facilities.

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

As of September 30, 2026 and December 31, 2025, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

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

On August 7, 2026, we issued $1.0 billion of 6.150% Senior Notes due August 15, 2036 (2036 Senior Notes). We will pay interest on the 2036 Senior Notes semi-annually, commencing on February 15, 2027.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of our debt:

				Outstanding Balance
(In millions, except percentages)	Issue Date	Maturity Date	Principal Balance	September 30, 2026	December 31, 2025
4.125% 2028 Senior Notes	January 12, 2018	January 12, 2028	$1,000	$1,022	$1,034
6.150% 2030 Senior Notes	April 3, 2020	April 3, 2030	500	554	565
3.500% 2031 Senior Notes	October 8, 2020	January 15, 2031	500	514	517
6.650% 2033 Senior Notes	November 21, 2022	February 1, 2033	400	396	396
5.875% 2034 Senior Notes	December 12, 2023	January 15, 2034	600	587	585
6.150% 2036 Senior Notes	August 7, 2026	August 15, 2036	1,000	989	—
3.950% 2051 Senior Notes	May 25, 2021	May 25, 2051	500	542	543
3.450% 2052 Senior Notes	December 13, 2021	May 15, 2052	500	504	504
6.250% 2054 Senior Notes	March 22, 2024	April 1, 2054	1,000	983	983
6.625% 2055 Senior Notes	May 19, 2025	May 19, 2055	1,000	980	979
6.625% 2054 Subordinated Notes	October 10, 2024	October 15, 2054	600	592	592
6.875% 2055 Subordinated Notes	June 27, 2025	June 28, 2055	600	592	592
7.250% 2064 Subordinated Notes	March 7, 2024	March 30, 2064	575	558	558
Total debt			$8,775	$8,813	$7,848

9. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2026	$(7,390)	$(197)	$(30)	$4,533	$(145)	$16	$(3,213)
Other comprehensive income (loss) before reclassifications	(8,102)	(73)	(506)	2,518	69	(11)	(6,105)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(13)	(1)	—	—	—	—	(14)
Less: Income tax expense (benefit)	(1,640)	(14)	(107)	521	14	(2)	(1,228)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1,486)	(9)	(170)	621	10	(1)	(1,035)
Balance at September 30, 2026	$(12,353)	$(246)	$(259)	$5,909	$(100)	$8	$(7,041)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2025	$(7,381)	$(270)	$(27)	$4,043	$(115)	$62	$(3,688)
Other comprehensive income (loss) before reclassifications	1,964	4	75	(235)	(113)	(36)	1,659
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(90)	(1)	8	—	—	—	(83)
Less: Income tax expense (benefit)	424	1	14	(52)	(24)	(7)	356
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	329	1	16	(144)	(17)	(1)	184
Balance at September 30, 2025	$(6,080)	$(267)	$10	$4,004	$(187)	$34	$(2,486)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(6,372)	$(252)	$(18)	$4,137	$(169)	$33	$(2,641)
Other comprehensive income (loss) before reclassifications	(9,407)	(25)	(597)	3,228	105	(34)	(6,730)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	468	(14)	15	—	—	—	469
Less: Income tax expense (benefit)	(2,000)	(2)	(129)	669	22	(6)	(1,446)
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1,894)	(15)	(242)	787	14	(3)	(1,353)
Balance at September 30, 2026	$(12,353)	$(246)	$(259)	$5,909	$(100)	$8	$(7,041)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,171)	$(284)	$(120)	$4,235	$(103)	$(22)	$(5,465)
Other comprehensive income (loss) before reclassifications	4,560	25	315	(808)	(132)	78	4,038
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(358)	(4)	27	—	—	—	(335)
Less: Income tax expense (benefit)	1,004	6	60	(168)	(28)	15	889
Less: Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	823	6	98	(409)	(20)	7	505
Balance at September 30, 2025	$(6,080)	$(267)	$10	$4,004	$(187)	$34	$(2,486)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Income Taxes

The income tax expense (benefit) was $(419) million and $266 million for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate was 24% and 12% for the three months ended September 30, 2026 and 2025, respectively. The income tax expense was $1,471 million and $407 million for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate was 413% and 11% for the nine months ended September 30, 2026 and 2025, respectively. The income tax expense considers US federal, US state, local and foreign income taxes. The most significant reconciling items relate to US noncontrolling interests and Bermuda corporate income tax.

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

During the three months ended September 30, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $388 million and $351 million, respectively, and additional sub-advisory and other fees incurred to Apollo Insurance Solutions Group LP (ISG) for the benefit of third-party service providers of $13 million for each period. During the nine months ended September 30, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, of $1,173 million and $1,070 million, respectively, and additional sub-advisory and other fees incurred to ISG for the benefit of third-party service providers of $36 million and $48 million, respectively. Management fees are net of any waivers or rebates and included within net investment income on the condensed consolidated statements of income (loss). As of September 30, 2026 and December 31, 2025, management fees payable were $143 million and $134 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA, including any noncontrolling interests associated with ACRA 1 and ACRA 2.

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

Athora – We have investments in Athora’s common equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and other securities summarized as follows:

(In millions)	September 30, 2026	December 31, 2025
Investment fund	$2,191	$1,171
Fixed maturity securities	987	50
Non-redeemable preferred equity	—	266
Total investment in Athora	$3,178	$1,487

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

Additionally, as of September 30, 2026 and December 31, 2025, we had $28 million and $29 million, respectively, of funding agreements outstanding to Athora. As of September 30, 2026, we had commitments to make additional investments in Athora of $133 million.

Atlas Securitized Products Holdings LP (Atlas) – We have an equity investment in Atlas, an asset-backed specialty lender, indirectly through our investments in AAA and AAA Lux. As of September 30, 2026 and December 31, 2025, we also held $6.5 billion and $5.7 billion, respectively, of related party AFS securities issued by certain Atlas affiliates. Additionally, see Note 12 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Big Sky Funding LLC (Big Sky) – In 2026, Apollo-managed funds and affiliates, including us, in partnership with certain third parties, entered into a $35 billion capital solution agreement with Broadcom Inc. (Capital Solution Agreement), which facilitates Anthropic, PBC’s compute infrastructure expansion beginning in mid-2026. As part of the Capital Solution Agreement, we purchased debt securities issued by Big Sky, an affiliate of WarehouseCo Intermediate Holdings LP (WHCO). Big Sky provides secured financing to support WHCO’s compute infrastructure purchase obligation. As of September 30, 2026, we held $691 million of such debt securities, which are included in related party AFS securities on the condensed consolidated balance sheets. We also had commitments to make additional investments in Big Sky of $4.9 billion as of September 30, 2026.

In addition, we consolidate certain VIEs associated with Big Sky’s affiliates. The VIEs hold interests in risk retention structures and, as of September 30, 2026, these interests were $154 million and are included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. The VIEs had commitments to make additional investments of $1.3 billion as of September 30, 2026.

See Note 12 – Commitments and Contingencies for further information on AHL’s purchase obligation guarantee related to the Capital Solution Agreement.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose). Apollo Rose holds common and preferred equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, Catalina). As of September 30, 2026 and December 31, 2025, we held $205 million and $220 million, respectively, of redeemable preferred equity securities issued by Apollo Rose, which are held as related party AFS securities on the condensed consolidated balance sheets.

We have a strategic modco reinsurance agreement with Catalina to cede certain in force funding agreements. We elected the fair value option on this agreement and had a liability of $65 million and $103 million as of September 30, 2026 and December 31, 2025, respectively, which is included in other liabilities on the condensed consolidated balance sheets. We also have a modco reinsurance agreement with Catalina to cede a quota share of certain of our retail deferred annuity products. As of September 30, 2026 and December 31, 2025, we had a reinsurance recoverable balance of $7.8 billion and $6.3 billion, respectively, related to this agreement.

MidCap FinCo LLC (together with its subsidiaries, MidCap Financial) – We have various investments in MidCap Financial including investments through AAA and AAA Lux, senior unsecured notes and redeemable preferred stock. We also hold structured securities issued by MidCap Financial affiliates. As of September 30, 2026 and December 31, 2025, we held securities issued by MidCap Financial and its affiliates of $2.6 billion and $1.7 billion, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

Skylign Aviation Holdings, L.P. (together with its subsidiaries, Skylign) – We have investments in Skylign, a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA and AAA Lux. We had direct investments in Skylign notes of $378 million and $566 million as of September 30, 2026 and December 31, 2025, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

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

(In millions)	September 30, 2026	December 31, 2025
AFS securities	$96	$105
Investment fund	207	226
Other investments	319	344
Total investments in VA Capital and Venerable	$622	$675

Additionally, we consolidate AP Violet ATH Holdings, L.P. (AP Violet). AP Violet’s investment fund primarily represents an interest in VA Capital and was $136 million and $142 million as of September 30, 2026 and December 31, 2025, respectively.

Wheels Inc. (Wheels) – We invest in Wheels indirectly through our investments in AAA and AAA Lux. We also directly hold securities issued by Wheels of $950 million and $949 million as of September 30, 2026 and December 31, 2025, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets. We also had commitments to make additional investments in Wheels of $51 million as of September 30, 2026.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Contributions from ADIP	$145	$158	$416	$284
Distributions to ADIP	(80)	(64)	(381)	(254)

As of September 30, 2026 and December 31, 2025, we had $440 million and $365 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to the noncontrolling interests.

In addition, we hold investments in ADIP directly and through Apollo ADIP Advisors (PA), LP, a consolidated VIE. The investments are accounted for as equity method investments and held as related party investment funds or investment funds of consolidated VIEs on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, these investments were $280 million and $231 million, respectively. We also had commitments to make additional investments in ADIP of $354 million as of September 30, 2026.

Apollo Commercial Real Estate Finance, Inc. (ARI) – On April 24, 2026, we completed the purchase of a commercial mortgage loan portfolio, including accrued interest, for $8.7 billion from ARI.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2028, or earlier at AHL’s request. The note receivable had an outstanding balance of $279 million and $227 million as of September 30, 2026 and December 31, 2025, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note payable as of September 30, 2026 and December 31, 2025.

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $33.7 billion as of September 30, 2026. These commitments primarily include capital contributions to investment funds and mortgage loan commitments. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2026 and December 31, 2025, we had $29.9 billion and $23.3 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of September 30, 2026 and December 31, 2025, we had $32.6 billion and $34.6 billion, respectively, of FABN funding agreements outstanding. We had $12.4 billion of board-authorized FABN capacity remaining as of September 30, 2026.

We also issue secured and other funding agreements. Secured funding agreements issued under our funding agreement backed repurchase agreement (FABR) program involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from us. As of September 30, 2026 and December 31, 2025, we had $32.9 billion and $27.1 billion, respectively, of secured and other funding agreements outstanding, of which $26.8 billion and $21.0 billion were issued under the FABR program, respectively, and $6.1 billion and $6.1 billion were direct funding agreements, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Pledged Assets and Funds in Trust (Restricted Assets)—The restricted investments and cash balances included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2026	December 31, 2025
AFS securities	$65,867	$59,336
Trading securities	3,024	3,350
Equity securities	116	156
Mortgage loans	47,075	44,204
Investment funds	447	293
Derivative assets	204	160
Other investments	2,273	1,880
Restricted cash	1,083	1,349
Total restricted assets	$120,089	$110,728

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $980 million as of September 30, 2026. These letters of credit were issued for our reinsurance program and have expirations through June 19, 2028.

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

Purchase Obligation Guarantee—As part of the Capital Solution Agreement discussed in Note 11 – Related Parties, an Apollo-managed fund, WHCO, has a purchase obligation for the compute infrastructure produced under the agreement. WHCO is expected to satisfy its obligation through the committed financing arrangements established as part of the transaction structure. In connection with this purchase obligation, AHL provided a limited guarantee to satisfy WHCO’s purchase obligation should WHCO default under its purchase obligation. AHL’s guarantee represents 15% of the outstanding purchase obligation, which is expected to be satisfied as fundings occur and no later than 2028. AHL’s guarantee is not probable of payment as the funding obligations are expected to be satisfied by the committed financing arrangements established as part of the transaction structure; therefore, there is no liability on our condensed consolidated financial statements. Separately, AHL has an agreement with a third party under which AHL would be reimbursed for 35% of any amounts paid by AHL under its guarantee.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The reconciliation of total condensed consolidated revenue to total condensed consolidated net income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Revenues	$3,065	$7,998	$15,885	$17,543
Less:
Cost of funds	3,224	2,661	8,973	7,341
Other operating expenses	105	108	334	333
Interest and other financing costs	149	140	443	402
Other liability costs equal to the amount of premium	190	117	577	351
Other segment items[1]	1,136	2,828	5,202	5,386
Income (loss) before income taxes	(1,739)	2,144	356	3,730
Income tax expense (benefit)	(419)	266	1,471	407
Net income (loss)	$(1,320)	$1,878	$(1,115)	$3,323

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

We have established a significant base of earnings and, as of September 30, 2026, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our insurance liabilities, of 1–2% over the estimated 7.1-year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities, life insurance contracts, guaranteed investment contracts and other products.

The following table presents the inflows and outflows generated from our organic and inorganic channels, as well as the breakout between Athene, the ACRA noncontrolling interests and third-party reinsurers:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Retail	$10,363	$10,046	$29,900	$26,784
Flow reinsurance	1,611	2,542	7,977	9,506
Funding agreements[1]	6,241	9,724	20,490	32,575
Pension group annuities	—	—	—	5
Other spread products[2]	531	304	2,195	541
Gross organic inflows	18,746	22,616	60,562	69,411
Gross inorganic inflows	—	—	—	—
Total gross inflows	18,746	22,616	60,562	69,411
Gross outflows[3]	(13,316)	(10,638)	(34,225)	(26,260)
Net flows	$5,430	$11,978	$26,337	$43,151

Inflows attributable to Athene	$14,170	$17,138	$47,222	$53,094
Inflows attributable to ACRA noncontrolling interests	4,120	4,962	11,975	14,937
Inflows ceded to third-party reinsurers	456	516	1,365	1,380
Total gross inflows	$18,746	$22,616	$60,562	$69,411

Outflows attributable to Athene[4]	$(9,648)	$(9,181)	$(25,868)	$(22,011)
Outflows attributable to ACRA noncontrolling interests	(3,668)	(1,457)	(8,357)	(4,249)
Total gross outflows[3]	$(13,316)	$(10,638)	$(34,225)	$(26,260)

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

Our organic channels, including retail, flow reinsurance, institutional and other spread products, provided gross inflows of $60.6 billion and $69.4 billion for the nine months ended September 30, 2026 and 2025, respectively, which were underwritten to attractive returns. Gross organic inflows decreased $8.8 billion, or 13%, from record inflows in 2025, primarily related to a decrease in funding agreement inflows, partially offset by an increase in retail inflows. Withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and payments related to interest, maturities and repurchases of funding agreements (collectively, gross outflows) in the aggregate were $34.2 billion and $26.3 billion for the nine months ended September 30, 2026 and 2025, respectively. Gross outflows increased $8.0 billion, or 30%, primarily driven by an increase in maturities of, and interest payments on, funding agreements, as well as an increase in retail annuity outflows related to policies having exited the surrender charge period and additional income oriented withdrawals. These impacts were partially offset by a decrease in flow reinsurance outflows primarily related to lower outflows from historical inorganic block reinsurance transactions compared to 2025. We believe that our credit profile, current and new product offerings and product design capabilities, as well as our reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty, will continue to enable us to grow our existing organic channels and source additional volumes of profitably underwritten liabilities in various market environments. We intend to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

continue to grow organically by expanding each of our distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $29.9 billion and $26.8 billion for the nine months ended September 30, 2026 and 2025, respectively. The $3.1 billion increase in our retail channel was primarily driven by an increase in the sales of our multi-year guaranteed annuities (MYGA) and record volumes from our registered index-linked annuities (RILA), partially offset by a decrease in sales of our fixed indexed annuities (FIA) in 2026. Overall sales were strong across our bank, broker-dealer and independent marketing organization (IMO) channels, exhibiting strong sales execution, growing product offerings and our continued distribution expansion. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 41 IMOs, 19 banks and 180 broker-dealers, collectively representing approximately 163,000 independent agents. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers, as well as to consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements as we look to capture new potential distribution opportunities. We believe this can support sales growth at our targeted returns from increased volumes via existing IMO relationships and allow continued expansion of our bank and broker-dealer channels.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another channel to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $8.0 billion and $9.5 billion for the nine months ended September 30, 2026 and 2025, respectively. The $1.5 billion decrease in our flow reinsurance channel from record inflows in 2025 was primarily attributable to increased competitive dynamics within the Japanese market in 2026 and a strategic opportunity with a US partner at attractive returns in 2025, partially offset by strong volumes from remaining US partnerships and inflows related to the establishment of a new Asia-Pacific partnership in 2026. We continue to look to expand our presence in Asia with increased partnerships and growing product offerings. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $20.5 billion and $32.6 billion for the nine months ended September 30, 2026 and 2025, respectively, which consisted entirely of funding agreement issuances. The $12.1 billion decrease in our funding agreement channel was primarily driven by a decrease in FABN issuance amid relatively more challenging market conditions as well as a decrease in the issuance of direct funding agreements, FABRs and long-term repurchase agreements, partially offset by strong FHLB issuance. Funding agreement inflows for the nine months ended September 30, 2026 consisted of $5.5 billion of FABN issuances, $6.8 billion of FABR issuances and $8.2 billion of FHLB issuances. As of September 30, 2026, we had funding agreements outstanding of $32.6 billion under our FABN program, $26.8 billion under our FABR program, $6.1 billion of direct funding agreements, $29.9 billion with the FHLB and $3.2 billion of long-term repurchase agreements. We issued no pension group annuity contracts during the nine months ended September 30, 2026 and 2025. The pension group annuity channel continues to be impacted by the competitive environment and litigation against certain of our pension group annuity clients. Since entering the pension group annuity market in 2017, we have closed 50 deals resulting in the issuance or reinsurance of group annuities of $53.4 billion with more than 514,000 plan participants as of September 30, 2026. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Within our other spread product channel, inflows include guaranteed investment and group annuity contracts issued in connection with defined contribution plans, stable value group annuity contracts and structured settlements. We generated other spread product inflows of $2.2 billion and $541 million for the nine months ended September 30, 2026 and 2025, respectively. The $1.7 billion increase in our other spread product channel was driven by record new market activity, primarily related to structured settlements and stable value products, as we continue to develop new products to help meet growing retirement needs.

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

Deployable Capital

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of September 30, 2026, we estimate that we had approximately $5.4 billion in capital available to deploy, consisting of approximately $1.8 billion in excess equity capital, $1.2 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain our desired financial strength ratings from rating agencies), and $2.4 billion in available undrawn capital at ACRA.

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

Adverse economic conditions may result from domestic and global economic and political developments, including slower economic growth, changes in US and foreign tariff policies, civil unrest, geopolitical tensions or military action, including the armed conflicts in the Middle East and between Ukraine and Russia, and related sanctions. Additional risks include changes in legal and regulatory requirements affecting investment, hiring, migration, labor supply and global supply chains, as well as disruptions to energy markets and critical shipping routes.

US economic activity remains resilient, supported by investment in artificial intelligence and data centers, increased spending across semiconductors, pharmaceuticals and defense, and fiscal stimulus. These drivers continue to support solid growth, but also contribute to persistent inflation and a higher interest rate environment. Uncertainty surrounding US trade policy, the conflict with Iran, and inflation remain downside risks to the economy.

We carefully monitor economic and market conditions, including global inflation, that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives. Inflation remains elevated, limiting the scope of monetary easing and contributing to upward pressure on yields, increasing the likelihood that interest rates will remain elevated. The US Bureau of Labor Statistics reported the annual US inflation rate increased to 3.7% as of September 30, 2026, compared to 3.5% as of June 30, 2026. Due to persistent inflationary pressure, the US Federal Reserve raised its benchmark interest rate target range by 25 basis points to 3.75% to 4.00% at its September meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity market performance moderated during the third quarter of 2026. In the US, the S&P 500 Index increased by 2.0%, following an increase of 14.9% during the second quarter of 2026. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 3.4% in the third quarter of 2026, following an increase of 2.2% in the second quarter of 2026. As of October 2026, the International Monetary Fund estimated the US economy will expand by 2.3% in each of 2026 and 2027. The US Bureau of Labor Statistics reported the US unemployment rate remained at 4.2% as of September 30, 2026. Oil prices ended the third quarter of 2026 up 30.1% from the second quarter of 2026, primarily reflecting renewed tensions in the Middle East. Further escalation could create additional inflationary pressure through higher energy prices.

Foreign exchange rates can materially impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar strengthened compared to the euro, but weakened against the Japanese yen in the third quarter of 2026. Relative to the US dollar, the euro depreciated 0.8% in the third quarter of 2026, after depreciating 1.1% in the second quarter of 2026. Relative to the US dollar, the Japanese yen appreciated 3.3% in the third quarter of 2026, after depreciating 2.4% in the second quarter of 2026. We generally undertake hedging activities to eliminate or mitigate foreign currency risk.

Interest Rate Environment

Medium and long-term rates increased significantly during the third quarter of 2026, with the US 10-year Treasury yield at 5.29% as of September 30, 2026 compared to 4.44% as of June 30, 2026. Short-term rates also increased during the third quarter of 2026, with the 3-month secured overnight financing rate at 4.08% as of September 30, 2026, compared to 3.73% as of June 30, 2026.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. We manage our interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower our overall net floating rate position. As of September 30, 2026, our net invested asset portfolio included $66.9 billion of floating rate assets, or 21% of our net invested assets, and our net reserve liabilities included $64.1 billion of floating rate liabilities at notional, or 20% of our net invested assets, resulting in $2.8 billion of net floating rate assets, or 1% of our net invested assets. Our floating rate asset position includes floating rate investments and cash and cash equivalents on a net invested asset basis, adjusted for net investment payables/receivables and cash posted as collateral for derivative transactions.

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

According to the Life Insurance Marketing and Research Association (LIMRA), total annuity market sales in the US were $228.7 billion for the six months ended June 30, 2026, a 1.3% increase from the same time period in 2025. In the total annuity market, for the six months ended June 30, 2026 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $20.2 billion, translating to an 8.8% market share. For the six months ended June 30, 2025, we were the second largest provider of annuities based on sales of $16.8 billion, translating to a 7.4% market share.

According to LIMRA, total fixed annuity market sales in the US were $149.4 billion for the six months ended June 30, 2026, a 6.0% decrease from the same time period in 2025. In the total fixed annuity market, for the six months ended June 30, 2026 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $18.6 billion, translating to a 12.5% market share. For the six months ended June 30, 2025, we were the largest provider of fixed annuities based on sales of $16.2 billion, translating to a 10.2% market share.

According to LIMRA, FIA market sales in the US were $57.4 billion for the six months ended June 30, 2026, a 5.3% decrease from the same time period in 2025. For the six months ended June 30, 2026 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $6.4 billion, translating to an 11.1% market share. For the six months ended June 30, 2025, we were the largest provider of FIAs based on sales of $7.3 billion, translating to a 12.1% market share.

According to LIMRA, RILA market sales in the US were $44.4 billion for the six months ended June 30, 2026, a 21.0% increase from the same time period in 2025. For the six months ended June 30, 2026 (the most recent period for which specific market share data is available), we were the tenth largest provider of RILAs based on sales of $1.5 billion, translating to a 3.4% market share. For the six months ended June 30, 2025, we were the fifteenth largest provider of RILAs based on sales of $620 million, translating to a 1.7% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

•Integration, Restructuring and Other Non-operating Items—Consists of restructuring and integration expenses related to acquisitions and block reinsurance transactions, as well as certain other items, which are not predictable or related to our underlying profitability drivers.

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

Adjusted Leverage Ratio

Adjusted leverage ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets, as well as mortgage loan assets, net of tax. Adjusted leverage ratio is calculated as total debt at notional value adjusted to exclude 50 percent of the notional value of subordinated debt as an equity credit plus 50 percent of the notional value of our preferred stock divided by adjusted capitalization. Adjusted capitalization includes our adjusted Athene Holding Ltd. common stockholder’s equity and the notional value of our total debt and preferred stock. Adjusted Athene Holding Ltd. common stockholder’s equity is calculated as the ending Athene Holding Ltd. stockholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets, as well as preferred stock. These adjustments fluctuate period-over-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of business, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted leverage ratio should not be used as a substitute for the leverage ratio. However, we believe the adjustments to stockholders’ equity and debt are significant to gaining an understanding of our capitalization, debt and preferred stock utilization and overall leverage capacity, because they provide insight into how rating agencies measure our capitalization, which is a consideration in how we manage our leverage capacity.

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

Results of Operations

The following summarizes the condensed consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Revenues	$3,065	$7,998	$15,885	$17,543
Benefits and expenses	4,804	5,854	15,529	13,813
Income (loss) before income taxes	(1,739)	2,144	356	3,730
Income tax expense (benefit)	(419)	266	1,471	407
Net income (loss)	(1,320)	1,878	(1,115)	3,323
Less: Net income (loss) attributable to noncontrolling interests	(197)	619	957	1,135
Net income (loss) attributable to Athene Holding Ltd. stockholders	(1,123)	1,259	(2,072)	2,188
Less: Preferred stock dividends	35	36	106	126
Add: Preferred stock redemption	—	—	—	84
Net income (loss) available to Athene Holding Ltd. common stockholder	$(1,158)	$1,223	$(2,178)	$2,146

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

In this section, references to 2026 refer to the three months ended September 30, 2026 and references to 2025 refer to the three months ended September 30, 2025.

Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

Net income (loss) available to Athene Holding Ltd. common stockholder decreased $2.4 billion to $(1.2) billion in 2026 from $1.2 billion in 2025. The decrease in net income (loss) available to Athene Holding Ltd. common stockholder was primarily driven by a $4.9 billion decrease in revenues, partially offset by a $1.1 billion decrease in benefits and expenses, an $816 million decrease in net income (loss) attributable to noncontrolling interests and a $685 million decrease in income tax expense (benefit).

Revenues

Revenues decreased $4.9 billion to $3.1 billion in 2026 from $8.0 billion in 2025. The decrease was primarily driven by a decrease in investment related gains (losses) and a decrease in VIE net investment income, partially offset by an increase in net investment income, an increase in VIE investment related gains (losses) and an increase in premiums.

Investment related gains (losses) decreased $5.7 billion to $(3.4) billion in 2026 from $2.3 billion in 2025, primarily driven by an unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities, an unfavorable change in the fair value of indexed annuity hedging derivatives and losses on interest rate derivatives. The change in fair value of mortgage loans decreased $2.2 billion, the change in fair value of reinsurance assets decreased $615 million and the change in fair value of trading securities decreased $415 million, primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025. The change in fair value of indexed annuity hedging derivatives decreased $1.7 billion, primarily driven by less favorable performance of the equity indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 Index, which increased 2.0% in 2026, compared to an increase of 7.8% in 2025. The derivative losses were primarily driven by an increase in US Treasury rates in 2026 resulting in losses on interest rate derivatives that do not qualify for hedge accounting.

VIE net investment income decreased $69 million to $23 million in 2026 from $92 million in 2025, primarily driven by the deconsolidation of several VIEs, as well as ongoing paydown and payoff activity related to VIE mortgage loans.

Net investment income increased $651 million to $5.3 billion in 2026 from $4.7 billion in 2025, primarily driven by significant growth in our investment portfolio attributable to strong net flows of $31.1 billion during the previous twelve months and higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025, higher investment management fees driven by the significant growth in our investment portfolio over the previous twelve months and run-off of higher-yielding assets.

VIE investment related gains (losses) increased $80 million to $645 million in 2026 from $565 million in 2025, primarily driven by the consolidation of AAA Lux in the fourth quarter of 2025 and additional contributions into AAA in 2026, partially offset by an unfavorable change in the fair value of trading securities held in VIEs driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Premiums increased $73 million to $190 million in 2026 from $117 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony Life Insurance Co., Ltd. (Sony) block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded premium related to the retrocession of mortality risk on a pension group annuity transaction beginning in the second quarter of 2026.

Benefits and Expenses

Benefits and expenses decreased $1.1 billion to $4.8 billion in 2026 from $5.9 billion in 2025. The decrease was primarily driven by a decrease in market risk benefits remeasurement (gains) losses, a decrease in interest sensitive contract benefits and a decrease in future policy and other policy benefits, partially offset by an increase in the amortization of DAC, DSI and VOBA and an increase in policy and other operating expenses. Our annual unlocking of assumptions resulted in an increase in total benefits and expenses of $515 million compared to a decrease of $55 million in 2025. The 2026 unlocking was driven by an increase of $439 million in interest sensitive contract benefits, an increase of $61 million related to DAC, DSI and VOBA amortization and an increase of $22 million in future policy and other policy benefits, partially offset by a decrease of $7 million in market risk benefits. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market risk benefits remeasurement (gains) losses decreased $757 million to $(626) million in 2026 from $131 million in 2025. The gains in 2026 compared to losses in 2025 were primarily driven by a favorable change in the fair value of market risk benefits, partially offset by an unfavorable change in unlocking. The change in fair value of market risk benefits was primarily driven by a favorable $956 million impact due to an increase in the risk-free discount rates across the long end of the curve compared to a decrease in 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by an unfavorable $123 million impact related to less favorable equity market performance in 2026 compared to 2025. The market risk benefits unlocking in 2026 was $7 million favorable primarily due to changes in projected interest crediting, partially offset by changes in policyholder behavior. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting.

Interest sensitive contract benefits decreased $495 million to $3.7 billion in 2026 from $4.2 billion in 2025, primarily driven by a decrease in the change in our indexed annuity reserves, lower rates on floating rate funding agreements and later origination of new business within the quarter compared to 2025. These impacts were partially offset by an unfavorable change in unlocking, significant growth in our deferred annuity and funding agreement blocks of business over the previous twelve months, higher rates on new deferred annuity and funding agreement issuances, as well as run-off of lower rate business, in comparison to our existing blocks of business and an increase in reserve accretion on floating rate funding agreements due to the increase in short-term rates impacting future cash flows and the associated reserve. The change in our indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The decrease in the change in fair value of indexed annuity embedded derivatives of $2.0 billion was primarily due to the performance of the equity indices to which our indexed annuity policies are linked. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 2.0% in 2026, compared to an increase of 7.8% in 2025. The decrease in the change in fair value of indexed annuity embedded derivatives was also driven by the favorable change in discount rates used in our embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025, partially offset by the unfavorable impact of rate movements on policyholder projected benefits. Unlocking in 2026 was $439 million unfavorable, consisting of $438 million of unfavorable fair value of indexed annuity embedded derivative unlocking and $1 million of unfavorable negative VOBA unlocking. The unfavorable unlocking was primarily driven by changes to projected interest crediting and policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2025 was $90 million favorable, consisting of $79 million of favorable fair value of indexed annuity embedded derivative and investment contract provision unlocking and $11 million of favorable negative VOBA unlocking. The favorable unlocking was primarily driven by changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, as well as updated economic assumptions.

Future policy and other policy benefits decreased $18 million to $595 million in 2026 from $613 million in 2025, primarily driven by a decrease in the AmerUs Closed Block fair value liability, an increase in ceded benefit payments related to the retrocession of mortality risk on a pension group annuity transaction beginning in the second quarter of 2026 and a favorable change in unlocking. These impacts were partially offset by an increase in payout annuity reserves related to the issuance of structured settlements, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying assets reflecting an increase in US Treasury rates in 2026 compared to a decrease in 2025. Unlocking in 2026 was $22 million unfavorable, consisting of $51 million of unfavorable future policy benefit reserve unlocking, partially offset by $29 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking was primarily driven by updated mortality assumptions. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking was primarily driven by updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions.

Amortization of DAC, DSI and VOBA increased $121 million to $476 million in 2026 from $355 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in our deferred annuity business, an increase in VOBA amortization and an unfavorable change in unlocking. Unlocking in 2026 was $61 million unfavorable primarily due to changes in policyholder behavior and projected interest crediting, partially offset by updated economic assumptions. Unlocking in 2025 was $53 million unfavorable primarily due to changes in policyholder behavior and projected interest crediting, as well as updated economic and mortality assumptions.

Policy and other operating expenses increased $99 million to $690 million in 2026 from $591 million in 2025, primarily driven by an increase in interest expense, an increase in policy acquisition expenses related to significant growth and an increase in contingent investment fees ACRA is obligated to pay on behalf of ADIP, partially offset by a decrease in VIE operating expenses due to the deconsolidation of several VIEs. The increase in interest expense was primarily related to an increase in host accretion on business ceded to Catalina, as well as interest on long-term debt issued in the third quarter of 2026.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased $685 million to $(419) million in 2026 from $266 million in 2025, primarily driven by a pre-tax loss in 2026 compared to pre-tax income subject to US income tax in 2025. Our effective tax rate in the third quarter of 2026 was 24% compared to 12% in 2025.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests decreased $816 million to $(197) million in 2026 from $619 million in 2025, primarily driven by an unfavorable change in the fair value of mortgage loans and reinsurance assets related to an increase in US Treasury rates in 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

compared to a decrease in 2025 and an unfavorable net change in the fair value of attributed indexed annuity derivatives and embedded derivatives, partially offset by a favorable change in the fair value of market risk benefits related to an increase in US Treasury rates in 2026 compared to a decrease in 2025, the consolidation of AAA Lux in the fourth quarter of 2025 and third-party contributions into AAA in 2026 increasing the noncontrolling interest portion of VIE earnings.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

In this section, references to 2026 refer to the nine months ended September 30, 2026 and references to 2025 refer to the nine months ended September 30, 2025.

Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

Net income (loss) available to Athene Holding Ltd. common stockholder decreased $4.3 billion to $(2.2) billion in 2026 from $2.1 billion in 2025. The decrease in net income (loss) available to Athene Holding Ltd. common stockholder was primarily driven by a $1.7 billion increase in benefits and expenses, a $1.7 billion decrease in revenues, a $1.1 billion increase in income tax expense and an $84 million decrease related to the 2025 preferred stock redemption, partially offset by a $178 million decrease in net income (loss) attributable to noncontrolling interests.

Revenues

Revenues decreased $1.7 billion to $15.9 billion in 2026 from $17.5 billion in 2025. The decrease was primarily driven by a decrease in investment related gains (losses) and a decrease in VIE net investment income, partially offset by an increase in net investment income, an increase in premiums and an increase in VIE investment related gains (losses).

Investment related gains (losses) decreased $3.9 billion to $(2.5) billion in 2026 from $1.4 billion in 2025, primarily driven by an unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities. These impacts were partially offset by favorable net foreign exchange and derivative impacts, a $673 million gain resulting from the early call of our investment in AP Grange in the second quarter of 2026 and a favorable change in the fair value of indexed annuity hedging derivatives. The change in fair value of mortgage loans decreased $3.9 billion, reinsurance assets decreased $1.0 billion and trading securities decreased $677 million, primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025. The favorable net foreign exchange and derivative impacts were primarily due to foreign exchange gains in 2026 compared to losses in 2025 related to the strengthening of the US dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The foreign exchange impact was partially offset by losses on interest rate derivatives that do not qualify for hedge accounting primarily driven by an increase in US Treasury rates in 2026. The change in fair value of indexed annuity hedging derivatives increased $155 million, primarily driven by the performance of the equity indices upon which our call options are based, with the 2026 impact amplified by the strong growth in our indexed annuity block of business over the previous twelve months. The largest percentage of our call options are based on the S&P 500 Index, which increased 11.8% in 2026, compared to an increase of 13.7% in 2025.

VIE net investment income decreased $115 million to $134 million in 2026 from $249 million in 2025, primarily driven by the deconsolidation of several VIEs, as well as ongoing paydown and payoff activity related to VIE mortgage loans.

Net investment income increased $2.0 billion to $15.1 billion in 2026 from $13.1 billion in 2025, primarily driven by significant growth in our investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to our existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income, later deployment into assets during the year compared to 2025, higher investment management fees driven by the significant growth in our investment portfolio over the previous twelve months and run-off of higher-yielding assets.

Premiums increased $226 million to $577 million in 2026 from $351 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded premium related to the retrocession of mortality risk on a pension group annuity transaction beginning in the second quarter of 2026.

VIE investment related gains (losses) increased $128 million to $1.7 billion in 2026 from $1.6 billion in 2025, primarily driven by the consolidation of AAA Lux in the fourth quarter of 2025 and additional contributions into AAA and AAA Lux in 2026. These impacts were partially offset by the deconsolidation of several VIEs, lower returns on the underlying assets within AAA and AAA Lux in 2026 and an unfavorable change in the fair value of trading securities held in VIEs related to an increase in US Treasury rates in 2026 compared to a decrease in 2025.

Benefits and Expenses

Benefits and expenses increased $1.7 billion to $15.5 billion in 2026 from $13.8 billion in 2025. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in the amortization of DAC, DSI and VOBA, an increase in policy and other operating expenses and an increase in future policy and other policy benefits, partially offset by a decrease in market risk benefits remeasurement (gains) losses. Our annual unlocking of assumptions resulted in an increase in total benefits and expenses of $515 million compared to a decrease of $55 million in 2025. The 2026 unlocking was driven by an increase of $439 million in interest sensitive contract benefits, an increase of $61 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

related to DAC, DSI and VOBA amortization and an increase of $22 million in future policy and other policy benefits, partially offset by a decrease of $7 million in market risk benefits. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits.

Interest sensitive contract benefits increased $1.9 billion to $11.0 billion in 2026 from $9.1 billion in 2025, primarily driven by significant growth in our deferred annuity and funding agreement blocks of business over the previous twelve months, higher rates on new deferred annuity and funding agreement issuances, as well as run-off of lower rate business, in comparison to our existing blocks of business, an unfavorable change in unlocking, an increase in reserve accretion on floating rate funding agreements due to the increase in short-term rates impacting future cash flows and the associated reserve and lower negative VOBA amortization. These impacts were partially offset by lower rates on floating rate funding agreements, later origination of new business within the year compared to 2025 and a decrease in the change in our indexed annuity reserves. The change in our indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The decrease in the change in fair value of indexed annuity embedded derivatives of $1.2 billion was primarily due to a favorable change in discount rates used in our embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025, partially offset by the unfavorable impact of rate movements on policyholder projected benefits and the performance of the equity indices to which our indexed annuity policies are linked, with the 2026 impact amplified by the strong growth in our indexed annuity block of business over the previous twelve months. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 11.8% in 2026, compared to an increase of 13.7% in 2025. Unlocking in 2026 was $439 million unfavorable, consisting of $438 million of unfavorable fair value of indexed annuity embedded derivative unlocking and $1 million of unfavorable negative VOBA unlocking. The unfavorable unlocking was primarily driven by changes to projected interest crediting and policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2025 was $90 million favorable, consisting of $79 million of favorable fair value of indexed annuity embedded derivative and investment contract provision unlocking and $11 million of favorable negative VOBA unlocking. The favorable unlocking was primarily driven by changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, as well as updated economic assumptions.

Amortization of DAC, DSI and VOBA increased $249 million to $1.2 billion in 2026 from $914 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in our deferred annuity business and an unfavorable change in unlocking. Unlocking in 2026 was $61 million unfavorable primarily due to changes in policyholder behavior and projected interest crediting, partially offset by updated economic assumptions. Unlocking in 2025 was $53 million unfavorable primarily due to changes in policyholder behavior and projected interest crediting, as well as updated economic and mortality assumptions.

Policy and other operating expenses increased $228 million to $2.0 billion in 2026 from $1.7 billion in 2025, primarily driven by an increase in interest expense, as well as increases in policy acquisition and other operating expenses related to significant growth, partially offset by a decrease in VIE operating expenses due to the deconsolidation of several VIEs. The increase in interest expense was primarily related to an increase in host accretion on business ceded to Catalina, a full nine months of interest on long-term debt issued in the second quarter of 2025 and interest on long-term debt issued in the third quarter of 2026.

Future policy and other policy benefits increased $147 million to $1.8 billion in 2026 from $1.7 billion in 2025, primarily driven by an increase in payout annuity reserves related to the issuance of structured settlements, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025 and a $45 million increase in accrued interest. These impacts were partially offset by an increase in ceded benefit payments related to the retrocession of mortality risk on a pension group annuity transaction beginning in the second quarter of 2026, a decrease in the AmerUs Closed Block fair value liability and a favorable change in unlocking. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying assets reflecting an increase in US Treasury rates in 2026 compared to a decrease in 2025. Unlocking in 2026 was $22 million unfavorable, consisting of $51 million of unfavorable future policy benefit reserve unlocking, partially offset by $29 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking was primarily driven by updated mortality assumptions. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking was primarily driven by updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions.

Market risk benefits remeasurement (gains) losses decreased $796 million to $(391) million in 2026 from $405 million in 2025. The gains in 2026 compared to losses in 2025 were primarily driven by a favorable change in the fair value of market risk benefits, partially offset by a $35 million increase in fees collected due to growth in the in-force population of policies with income rider benefits, increasing the market risk benefit reserve, as well as an unfavorable change in unlocking. The change in fair value of market risk benefits was primarily driven by a favorable $956 million impact due to an increase in the risk-free discount rates across the long end of the curve compared to a decrease in 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by an unfavorable $61 million impact related to less favorable equity market performance in 2026 compared to 2025. The market risk benefits unlocking in 2026 was $7 million favorable primarily due to changes in projected interest crediting, partially offset by changes in policyholder behavior. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Expense (Benefit)

Income tax expense (benefit) increased $1.1 billion to $1.5 billion in 2026 from $407 million in 2025, primarily driven by a one-time tax expense of $1.7 billion resulting from the recognition of a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized due to the OECD guidance issued in the first quarter of 2026. This was partially offset by a decrease in pre-tax income subject to US income tax. Our effective tax rate in 2026 was 413% compared to 11% in 2025.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests decreased $178 million to $1.0 billion in 2026 from $1.1 billion in 2025, primarily driven by an unfavorable change in the fair value of mortgage loans and reinsurance assets related to an increase in US Treasury rates in 2026 compared to a decrease in 2025. This was partially offset by favorable net foreign exchange impacts, a favorable impact from the revocation of Bermuda CIT at ACRA resulting in the reversal of tax expense recognized in 2025, a favorable change in realized gains and losses on investments as 2026 includes the impact of the gain from the early call of our investment in AP Grange, a favorable change in the fair value of market risk benefits related to an increase in US Treasury rates in 2026 compared to a decrease in 2025, the consolidation of AAA Lux in the fourth quarter of 2025 and third-party contributions into AAA and AAA Lux in 2026 increasing the noncontrolling interest portion of the VIE earnings resulting from favorable performance in 2026.

Preferred Stock Redemption

Preferred stock redemption decreased $84 million to $0 million in 2026 from $84 million in 2025 driven by the redemption of our Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (Series C preferred stock) at par value, which was below our carrying value of $684 million, in the second quarter of 2025.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Fixed income and other net investment income	$3,896	$3,425	$11,133	$9,521
Alternative net investment income	386	321	944	955
Net investment earnings	4,282	3,746	12,077	10,476
Strategic capital management fees	40	35	113	96
Cost of funds	(3,224)	(2,661)	(8,973)	(7,341)
Net investment spread	1,098	1,120	3,217	3,231
Other operating expenses	(105)	(108)	(334)	(333)
Interest and other financing costs	(149)	(140)	(443)	(402)
Spread related earnings	$844	$872	$2,440	$2,496

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

In this section, references to 2026 refer to the three months ended September 30, 2026 and references to 2025 refer to the three months ended September 30, 2025.

Spread Related Earnings

Spread related earnings decreased $28 million, or 3%, to $844 million in 2026 from $872 million in 2025. The decrease in SRE was primarily driven by an increase in cost of funds and interest and other financing costs, partially offset by an increase in net investment earnings and strategic capital management fees.

Cost of funds increased $563 million to $3.2 billion in 2026 from $2.7 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, an increase in the amortization of DAC, DSI and VOBA and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements and later origination of new business within the quarter compared to 2025. Unlocking, net of the noncontrolling interests, in 2026 was $65 million unfavorable, primarily driven by changes in policyholder behavior and updated mortality assumptions, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2025 was $5 million favorable, primarily driven by updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and other financing costs increased $9 million to $149 million in 2026 from $140 million in 2025, primarily driven by an increase in interest expense related to the issuance of long-term debt in the third quarter of 2026.

Net investment earnings increased $536 million to $4.3 billion in 2026 from $3.7 billion in 2025, primarily driven by $37.7 billion of growth in our average net invested assets during the previous twelve months, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment, favorable derivative impacts and an increase in alternative net investment income. These impacts were partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025, higher investment management fees driven by the significant growth in our investment portfolio over the previous twelve months and run-off of higher-yielding assets. The increase in alternative net investment income compared to 2025 was primarily driven by more favorable performance within equity funds, partially offset by less favorable performance within origination platforms, credit funds and retirement services platforms. The increase in income from equity funds was primarily attributable to significant growth within our structured equity portfolio and a valuation increase on an underlying fund in 2026. The decrease in income from origination platforms was primarily attributable to a valuation decrease on an asset within our other origination platforms driven by the wind down of select businesses in 2026, a valuation increase on Apterra Infrastructure Capital, LLC (Apterra) in 2025 driven by origination outperformance, a valuation increase related to strong performance from Wheels in 2025 and strong growth from origination partnerships within Aqua Finance, Inc. (Aqua Finance) in 2025. The decrease in income from credit funds was primarily attributable to a decrease in average NAV and credit spread widening in 2026 compared to tightening in 2025. The decrease in income from retirement services platforms was related to a valuation increase on Venerable in 2025 related to the reinsurance transaction with Corebridge Financial, Inc. (Corebridge), partially offset by the upsize of our investment in Athora in 2026 and increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Strategic capital management fees increased $5 million to $40 million in 2026 from $35 million in 2025, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Net Investment Spread

	Three months ended September 30,
	2026	2025
Fixed income and other net investment earned rate	5.16%	5.12%
Alternative net investment earned rate	9.65%	9.88%
Net investment earned rate	5.38%	5.34%
Strategic capital management fees	0.05%	0.05%
Cost of funds	(4.05)%	(3.79)%
Net investment spread	1.38%	1.60%

Net investment spread decreased 22 basis points to 1.38% in 2026 from 1.60% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 26 basis points to 4.05% in 2026 from 3.79% in 2025, primarily driven by higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, an increase in the amortization of DAC, DSI and VOBA and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements and later origination of new business within the quarter compared to 2025.

Net investment earned rate increased 4 basis points to 5.38% in 2026 from 5.34% in 2025, primarily driven by higher returns on our fixed income portfolio, partially offset by lower returns on our alternative investment portfolio. Our fixed income and other net investment earned rate was 5.16% in 2026, an increase from 5.12% in 2025, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and favorable derivative impacts, partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets. Our alternative net investment earned rate was 9.65% in 2026, a decrease from 9.88% in 2025, primarily due to $3.0 billion of growth in our average alternative net invested assets during the previous twelve months, which outpaced the increase in alternative net investment income. The lower alternative net investment earned rate was primarily driven by lower returns within origination and retirement services platforms, as well as credit funds, partially offset by higher returns within equity funds. The lower return from origination platforms was primarily attributable to a valuation decrease on an asset within our other origination platforms driven by the wind down of select businesses in 2026, a valuation increase on Apterra in 2025 driven by origination outperformance, a valuation increase related to strong performance from Wheels in 2025 and strong growth from origination partnerships within Aqua Finance in 2025. The lower return from retirement services platforms was related to a valuation increase on Venerable in 2025 related to the reinsurance transaction with Corebridge, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025. The lower return from credit funds was primarily attributable to credit spread widening in 2026 compared to tightening in 2025. The higher return from equity funds was primarily attributable to a valuation increase on an underlying fund in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

The adjustments to net income (loss) available to Athene Holding Ltd. common stockholder represent investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating items; stock compensation expense and the non-operating income tax expense (benefit) related to these adjustments. The decrease in adjustments to net income (loss) available to Athene Holding Ltd. common stockholder in 2026 compared to 2025 was primarily driven by a decrease in investment gains (losses), net of offsets, partially offset by an increase in non-operating change in insurance liabilities and related derivatives and a decrease in non-operating income tax expense (benefit). Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in a decrease in our adjustments to net income (loss) available to Athene Holding Ltd. common stockholder of $273 million compared to an increase of $74 million in 2025. The 2026 unlocking was driven by $273 million of unfavorable indexed annuity embedded derivative unlocking. The 2025 unlocking was driven by $75 million of favorable indexed annuity embedded derivative unlocking, partially offset by $1 million of unfavorable liability for future policy benefits unlocking.

Investment gains (losses), net of offsets, decreased $3.1 billion, primarily driven by an unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities and losses on interest rate derivatives. The unfavorable changes in the fair value of mortgage loans of $1.7 billion, reinsurance assets of $296 million and trading securities were primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025. The derivative losses were primarily driven by an increase in US Treasury rates in 2026 resulting in losses on interest rate derivatives that do not qualify for hedge accounting.

Non-operating change in insurance liabilities and related derivatives increased $227 million, primarily driven by a favorable change in the fair value of market risk benefits, partially offset by an unfavorable change in the fair value of net indexed annuity derivatives and an unfavorable change in non-operating funding agreement reserves. The $669 million favorable change in the fair value of market risk benefits was primarily driven by an increase in the risk-free discount rates across the long end of the curve compared to a decrease in 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by less favorable equity market performance compared to 2025. The $341 million unfavorable change in the fair value of net indexed annuity derivatives was primarily due to an unfavorable change in fair value of indexed annuity embedded derivative unlocking and less favorable performance of the equity indices to which our indexed annuity policies are linked, partially offset by favorable rate impacts. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 2.0% in 2026, compared to an increase of 7.8% in 2025. The favorable rate impacts were primarily driven by the favorable change in discount rates used in our embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025, partially offset by the unfavorable impact of rate movements on policyholder projected benefits. The fair value of indexed annuity embedded derivative unlocking, net of the noncontrolling interests, in 2026 was $273 million unfavorable primarily driven by changes to projected interest crediting and policyholder behavior. The fair value of indexed annuity embedded derivative unlocking, net of the noncontrolling interests, in 2025 was $75 million favorable primarily driven by changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions. The $103 million unfavorable change to non-operating funding agreement reserves was primarily driven by an increase in reserve accretion on floating rate funding agreements due to the increase in short-term rates impacting future cash flows and the associated reserve.

Non-operating income tax expense (benefit) decreased $571 million, primarily driven by a pre-tax non-operating loss in 2026 compared to pre-tax non-operating income subject to US income tax in 2025.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

In this section, references to 2026 refer to the nine months ended September 30, 2026 and references to 2025 refer to the nine months ended September 30, 2025.

Spread Related Earnings

SRE decreased $56 million, or 2%, to $2.4 billion in 2026 from $2.5 billion in 2025. The decrease in SRE was primarily driven by an increase in cost of funds and interest and other financing costs, partially offset by an increase in net investment earnings and strategic capital management fees.

Cost of funds increased $1.6 billion to $9.0 billion in 2026 from $7.3 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, an increase in the amortization of DAC and DSI and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements and later origination of new business within the year compared to 2025. Unlocking, net of the noncontrolling interests, in 2026 was $65 million unfavorable, primarily driven by changes in policyholder behavior and updated mortality assumptions, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2025 was $5 million favorable, primarily driven by updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions.

Interest and other financing costs increased $41 million to $443 million in 2026 from $402 million in 2025, primarily driven by a full nine months of interest expense on long-term debt issued in the second quarter of 2025 and interest on long-term debt issued in the third quarter of 2026, partially offset by a decrease in preferred stock dividends due to the redemption of our Series C preferred stock in the second quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earnings increased $1.6 billion to $12.1 billion in 2026 from $10.5 billion in 2025, primarily driven by $39.3 billion of growth in our average net invested assets, higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and favorable derivative impacts. These impacts were partially offset by lower floating rate income, later deployment into assets during the year compared to 2025, a decrease in alternative net investment income, higher investment management fees driven by the significant growth in our investment portfolio over the previous twelve months and run-off of higher-yielding assets. The decrease in alternative net investment income compared to 2025 was primarily driven by less favorable performance within origination platforms and credit funds, partially offset by more favorable performance within equity funds and retirement services platforms. The decrease in income from origination platforms was primarily attributable to a valuation increase related to strong performance from Wheels in 2025, outsized performance from MidCap Financial attributable to increased projections in 2025, a valuation decrease on Atlas resulting from an underlying asset impairment in 2026 and strong growth from origination partnerships within Aqua Finance in 2025, partially offset by a valuation increase on an asset within our other origination platforms due to growth in 2026. The decrease in income from credit funds was primarily attributable to a decrease in average NAV and credit spread widening in 2026 compared to tightening in 2025. The increase in income from equity funds was mainly attributable to significant growth in our structured equity portfolio, as well as more favorable performance within real assets, partially offset by lower income from private equity in 2026. The increase in income from retirement services platforms was primarily related to the upsize of our investment in Athora and a valuation increase on Athora in 2026 related to updated business plans following its acquisition, as well as increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025, partially offset by a valuation increase on Venerable in 2025 related to the reinsurance transaction with Corebridge.

Strategic capital management fees increased $17 million to $113 million in 2026 from $96 million in 2025, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Net Investment Spread

	Nine months ended September 30,
	2026	2025
Fixed income and other net investment earned rate	5.08%	4.97%
Alternative net investment earned rate	8.26%	9.98%
Net investment earned rate	5.24%	5.21%
Strategic capital management fees	0.05%	0.05%
Cost of funds	(3.89)%	(3.65)%
Net investment spread	1.40%	1.61%

Net investment spread decreased 21 basis points to 1.40% in 2026 from 1.61% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds increased 24 basis points to 3.89% in 2026 from 3.65% in 2025, primarily driven by higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, an increase in the amortization of DAC and DSI and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements and later origination of new business within the year compared to 2025.

Net investment earned rate increased 3 basis points to 5.24% in 2026 from 5.21% in 2025, primarily driven by higher returns on our fixed income portfolio, partially offset by lower returns on our alternative investment portfolio. Our fixed income and other net investment earned rate was 5.08% in 2026, an increase from 4.97% in 2025, primarily driven by higher rates on new deployment compared to our existing portfolio related to the higher interest rate environment and favorable derivative impacts, partially offset by lower floating rate income, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets. Our alternative net investment earned rate was 8.26% in 2026, a decrease from 9.98% in 2025, primarily driven by lower returns within origination platforms, credit funds and retirement services platforms, partially offset by higher returns within equity funds. The lower return from origination platforms was primarily attributable to a valuation increase related to strong performance from Wheels in 2025, outsized performance from MidCap Financial attributable to increased projections in 2025, a valuation decrease on Atlas resulting from an underlying asset impairment in 2026 and strong growth from origination partnerships within Aqua Finance in 2025, partially offset by a valuation increase on an asset within our other origination platforms due to growth in 2026. The lower return from credit funds was primarily attributable to credit spread widening in 2026 compared to tightening in 2025. The lower return from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the reinsurance transaction with Corebridge, partially offset by a valuation increase on Athora in 2026 related to updated business plans following its acquisition, as well as increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025. The higher return from equity funds was mainly attributable to more favorable performance within real assets, partially offset by less favorable performance within private equity in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Stockholder

The decrease in adjustments to net income (loss) available to Athene Holding Ltd. common stockholder in 2026 compared to 2025 was primarily driven by a decrease in investment gains (losses), net of offsets, and an increase in non-operating income tax expense (benefit), partially offset by an increase in non-operating change in insurance liabilities and related derivatives. Our annual unlocking of assumptions, net of the noncontrolling interests, resulted in a decrease in our adjustments to net income (loss) available to Athene Holding Ltd. common stockholder of $273 million compared to an increase of $74 million in 2025. The 2026 unlocking was driven by $273 million of unfavorable indexed annuity embedded derivative unlocking. The 2025 unlocking was driven by $75 million of favorable indexed annuity embedded derivative unlocking, partially offset by $1 million of unfavorable liability for future policy benefits unlocking.

Investment gains (losses), net of offsets, decreased $3.4 billion, primarily driven by the unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities, partially offset by the $458 million gain, net of the ACRA noncontrolling interests, resulting from the early call of our investment in AP Grange in the second quarter of 2026 and favorable net foreign exchange and derivative impacts. The unfavorable changes in the fair value of mortgage loans of $3.1 billion, reinsurance assets of $471 million and trading securities were primarily driven by an increase in US Treasury rates in 2026 compared to a decrease in 2025. The favorable net foreign exchange and derivative impacts were primarily due to foreign exchange gains in 2026 compared to losses in 2025 related to the strengthening of the US dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The foreign exchange impact was partially offset by losses on interest rate derivatives that do not qualify for hedge accounting primarily driven by an increase in US Treasury rates in 2026.

Non-operating income tax expense increased $1.5 billion, primarily driven by a one-time tax expense of $1.7 billion resulting from the recognition of a full valuation allowance against our Bermuda deferred tax assets, as we no longer expect Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized due to the OECD guidance issued in the first quarter of 2026. This was partially offset by a tax benefit on non-operating pre-tax losses in 2026.

Non-operating change in insurance liabilities and related derivatives increased $761 million, primarily driven by a favorable change in the fair value of market risk benefits and a favorable change in the fair value of net indexed annuity derivatives, partially offset by an unfavorable change in non-operating funding agreement reserves. The $751 million favorable change in the fair value of market risk benefits was primarily driven by an increase in risk-free discount rates across the long end of the curve compared to a decrease in 2025, which are used in the fair value measurement of the liability for market risk benefits. The $136 million favorable change in the fair value of net indexed annuity derivatives was primarily due to favorable rate impacts and the performance of the equity indices to which our indexed annuity policies are linked, with the 2026 impact amplified by the strong growth in our indexed annuity block of business over the previous twelve months, partially offset by an unfavorable change in fair value of indexed annuity embedded derivative unlocking. The largest percentage of our indexed annuity policies are linked to the S&P 500 Index, which increased 11.8% in 2026, compared to an increase of 13.7% in 2025. The favorable rate impact was driven by a favorable change in discount rates used in our embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025, partially offset by the unfavorable impact of rate movements on policyholder projected benefits. The fair value of indexed annuity embedded derivative unlocking, net of the noncontrolling interests, in 2026 was $273 million unfavorable primarily driven by changes to projected interest crediting and policyholder behavior. The fair value of indexed annuity embedded derivative unlocking, net of the noncontrolling interests, in 2025 was $75 million favorable primarily driven by changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions. The $110 million unfavorable change to non-operating funding agreement reserves was primarily driven by an increase in reserve accretion on floating rate funding agreements due to the increase in short-term rates impacting future cash flows and the associated reserve.

Investment Portfolio

We had total investments, including related parties and consolidated VIEs, of $417.0 billion and $386.6 billion as of September 30, 2026 and December 31, 2025, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focus primarily on a buy-and-hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

We leverage Apollo’s origination capabilities to invest a portion of our fixed income portfolio in assets referred to as private credit. Private credit is a core financing channel for the economy that spans assets typically held on bank, insurance company, or pension plan balance sheets, including a mix of direct lending (including loans to larger investment-grade borrowers), consumer and commercial credit, trade credit, privately

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

placed asset-backed credit, private placement debt, non-agency residential and commercial mortgage debt, credit instruments issued under Rule 144A, and other private market credit financings. We define private credit to include all credit assets except for government debt, government-guaranteed debt (e.g., Ginnie Mae mortgage debt), debt with an implied government guarantee (e.g., Fannie Mae and Freddie Mac mortgage debt), and publicly registered securities. Under this definition of private credit, private credit holdings were approximately 61% of our net invested assets as of September 30, 2026. Private credit has varying definitions across the financial services industry, including in the insurance industry that views the asset class as privately originated corporate credit and structured securities, while excluding securities issued under Rule 144A and Regulation S. Applying the insurance industry definition, private credit holdings were approximately 19% of our net invested assets as of September 30, 2026, which are primarily investment grade.

Net investment income on the condensed consolidated statements of income (loss) includes management fees under our investment management arrangements with Apollo. During the three months ended September 30, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, net of any waivers or rebates, of $388 million and $351 million, respectively, and additional sub-advisory and other fees incurred to ISG for the benefit of third-party service providers of $13 million in each period. During the nine months ended September 30, 2026 and 2025, we incurred management fees, inclusive of the base, sub-allocation and performance fees, net of any waivers or rebates, of $1.2 billion and $1.1 billion, respectively, and additional sub-advisory and other fees incurred to ISG for the benefit of third-party service providers of $36 million and $48 million, respectively.

Our net invested assets, which are those that directly back our net reserve liabilities, as well as surplus assets, were $322.5 billion and $292.4 billion as of September 30, 2026 and December 31, 2025, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and protocols set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer, which vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy, which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limits and its liquidity limits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments, including related parties and consolidated VIEs:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value	$201,173	48.2%	$192,597	49.8%
Trading securities, at fair value	5,722	1.4%	6,409	1.7%
Equity securities, at fair value	585	0.1%	822	0.2%
Mortgage loans, at fair value	99,675	23.9%	91,918	23.8%
Investment funds	350	0.1%	108	—%
Policy loans	288	0.1%	301	0.1%
Funds withheld at interest	12,414	3.0%	15,413	4.0%
Derivative assets	10,950	2.6%	9,190	2.4%
Short-term investments	125	—%	175	—%
Other investments	4,395	1.1%	4,148	1.1%
Total investments	335,677	80.5%	321,081	83.1%
Investments in related parties
Available-for-sale securities, at fair value	38,739	9.3%	26,444	6.8%
Trading securities, at fair value	1,257	0.3%	454	0.1%
Equity securities, at fair value	—	—%	266	0.1%
Mortgage loans, at fair value	1,525	0.4%	1,486	0.4%
Investment funds	3,291	0.8%	2,149	0.6%
Funds withheld at interest	3,495	0.8%	4,215	1.1%
Short-term investments	—	—%	18	—%
Other investments, at fair value	319	0.1%	344	0.1%
Total related party investments	48,626	11.7%	35,376	9.2%
Total investments, including related parties	384,303	92.2%	356,457	92.3%
Investments of consolidated VIEs
Trading securities, at fair value	885	0.2%	3,120	0.8%
Mortgage loans, at fair value	1,836	0.4%	2,140	0.5%
Investment funds	29,034	7.0%	24,070	6.2%
Other investments	948	0.2%	844	0.2%
Total investments of consolidated VIEs	32,703	7.8%	30,174	7.7%
Total investments, including related parties and consolidated VIEs	$417,006	100.0%	$386,631	100.0%
Our total investments, including related parties and consolidated VIEs, were $417.0 billion and $386.6 billion as of September 30, 2026 and December 31, 2025, respectively. The increase was primarily driven by significant growth from gross organic inflows of $60.6 billion in excess of gross liability outflows of $34.2 billion, reinvestment of earnings, an increase in consolidated VIE investments, an increase in derivative assets and proceeds from the issuance of debt in 2026. The increase in consolidated VIE investments was primarily related to an increase in investment funds attributable to net contributions from third-party investors into AAA and AAA Lux and favorable performance of the underlying assets within AAA and AAA Lux, partially offset by a decrease in investments related to the deconsolidation of several VIEs. The increase in derivative assets was primarily related to our call options due to favorable equity market performance in 2026, as well as an increase from derivative swap and forward contracts. These impacts were partially offset by unrealized losses on investments, including foreign exchange impacts. The unrealized losses on investments during the nine months ended September 30, 2026 included AFS securities of $9.9 billion, as well as unrealized losses on mortgage loans, reinsurance assets and trading securities, attributable to an increase in US Treasury rates in 2026. The unrealized foreign exchange losses on foreign-denominated assets were primarily attributable to the strengthening of the US dollar against foreign currencies in 2026.

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

Related Party Investments

We hold investments in related party assets primarily composed of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment and investment funds, which primarily include investments over which Apollo can exercise influence. As of September 30, 2026, these investments totaled $78.0 billion, or 16.3% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by asset origination platforms. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amount represents the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include investments in asset origination and retirement services platforms and investments in Apollo-managed funds.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total Assets	Carrying Value	Percentage of Total Assets
Venerable funds withheld reinsurance portfolio	$3,495	0.7%	$4,215	1.0%
Securitizations of unaffiliated assets where Apollo is manager	37,197	7.8%	26,880	6.1%
Investments in Apollo funds	19,534	4.1%	16,306	3.7%
Investments in asset origination platforms	13,598	2.8%	10,037	2.3%
Investments in retirement services platforms	4,142	0.9%	2,700	0.6%
Total related party investments	$77,966	16.3%	$60,138	13.7%

As of September 30, 2026, a $3.5 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The table below looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of September 30, 2026, $48.8 billion, or 15.1% of our total net invested assets were related party investments. Of these, approximately $29.1 billion, or 9.0% of our net invested assets, were structured securities for which Apollo or an affiliated asset origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in affiliated companies or Apollo funds represented $19.7 billion, or 6.1% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value	Percentage of Net Invested Assets	Net Invested Asset Value	Percentage of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$29,083	9.0%	$21,203	7.3%
Investments in Apollo funds	9,058	2.8%	7,820	2.7%
Investments in asset origination platforms	6,910	2.1%	5,442	1.9%
Investments in retirement services platforms	3,734	1.2%	2,496	0.9%
Total related party net invested assets	$48,785	15.1%	$36,961	12.8%

A summary of our related party gross invested assets, which includes the proportionate share of investments associated with the ACRA noncontrolling interests, reflecting the nature of the affiliation is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Gross Invested Asset Value	Percentage of Gross Invested Assets	Gross Invested Asset Value	Percentage of Gross Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$38,717	9.1%	$29,565	7.6%
Investments in Apollo funds	12,178	2.9%	10,181	2.6%
Investments in asset origination platforms	9,540	2.3%	6,963	1.8%
Investments in retirement services platforms	4,248	1.0%	2,614	0.7%
Total related party gross invested assets	$64,683	15.3%	$49,323	12.7%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2026
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$27,625	$—	$—	$(3,049)	$24,576	10.2%
US state, municipal and political subdivisions	657	—	—	(195)	462	0.2%
Foreign governments	2,381	—	27	(764)	1,644	0.7%
Corporate	107,557	(51)	265	(13,671)	94,100	39.2%
CLO	17,062	—	236	(99)	17,199	7.2%
ABS	45,884	(185)	328	(1,597)	44,430	18.5%
CMBS	11,773	(103)	23	(406)	11,287	4.8%
RMBS	8,126	(423)	162	(390)	7,475	3.1%
Total AFS securities	221,065	(762)	1,041	(20,171)	201,173	83.9%
AFS securities – related parties
Corporate	3,490	—	7	(55)	3,442	1.4%
CLO	6,431	—	53	(29)	6,455	2.7%
ABS	29,059	(1)	16	(343)	28,731	12.0%
CMBS	111	—	—	—	111	—%
Total AFS securities – related parties	39,091	(1)	76	(427)	38,739	16.1%
Total AFS securities, including related parties	$260,156	$(763)	$1,117	$(20,598)	$239,912	100.0%

	December 31, 2025
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percentage of Total
AFS securities
US government and agencies	$18,008	$—	$116	$(1,226)	$16,898	7.7%
US state, municipal and political subdivisions	954	—	—	(195)	759	0.3%
Foreign governments	2,225	—	32	(598)	1,659	0.8%
Corporate	97,166	(105)	1,291	(8,921)	89,431	40.8%
CLO	25,730	—	648	(106)	26,272	12.0%
ABS	35,275	(171)	823	(465)	35,462	16.2%
CMBS	13,351	(70)	120	(317)	13,084	6.0%
RMBS	9,407	(411)	300	(264)	9,032	4.1%
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597	87.9%
AFS securities – related parties
Corporate	2,663	—	76	(25)	2,714	1.2%
CLO	7,103	—	121	(21)	7,203	3.3%
ABS	16,500	(1)	45	(178)	16,366	7.5%
CMBS	162	—	—	(1)	161	0.1%
Total AFS securities – related parties	26,428	(1)	242	(225)	26,444	12.1%
Total AFS securities, including related parties	$228,544	$(758)	$3,572	$(12,317)	$219,041	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Corporate
Financial - Banking	$10,593	4.4%	$8,756	4.0%
Financial - Brokerage/asset managers/exchanges	2,096	0.9%	2,455	1.1%
Financial - Financial companies	10,120	4.2%	10,835	4.9%
Financial - Insurance	8,801	3.7%	9,347	4.3%
Financial - Real estate investment trusts	2,004	0.8%	2,336	1.1%
Financial - Other	4,945	2.1%	5,241	2.4%
Industrial - Basic industry	2,212	0.9%	2,465	1.1%
Industrial - Capital goods	2,174	0.9%	2,375	1.1%
Industrial - Communications	11,600	4.8%	5,790	2.6%
Industrial - Consumer cyclical	4,200	1.8%	4,580	2.1%
Industrial - Consumer non-cyclical	8,628	3.6%	7,685	3.5%
Industrial - Energy	7,943	3.3%	8,266	3.8%
Industrial - Technology	2,743	1.2%	2,773	1.2%
Industrial - Transportation	4,115	1.7%	4,303	2.0%
Industrial - Other	1,046	0.4%	1,197	0.5%
Utility - Electric	12,508	5.2%	11,983	5.5%
Utility - Natural gas	1,533	0.6%	1,486	0.7%
Utility - Other	281	0.1%	272	0.1%
Total corporate	97,542	40.6%	92,145	42.0%
Other government-related securities
US government and agencies	24,576	10.2%	16,898	7.7%
Foreign governments	1,644	0.7%	1,659	0.8%
US state, municipal and political subdivisions	462	0.2%	759	0.3%
Total non-structured securities	124,224	51.7%	111,461	50.8%
Structured securities
CLO	23,654	9.9%	33,475	15.3%
ABS	73,161	30.5%	51,828	23.7%
CMBS	11,398	4.8%	13,245	6.1%
RMBS
Agency	11	—%	393	0.2%
Non-agency	7,464	3.1%	8,639	3.9%
Total structured securities	115,688	48.3%	107,580	49.2%
Total AFS securities, including related parties	$239,912	100.0%	$219,041	100.0%

The fair value of our AFS securities, including related parties, was $239.9 billion and $219.0 billion as of September 30, 2026 and December 31, 2025, respectively. The increase was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, partially offset by unrealized losses on AFS securities during the nine months ended September 30, 2026 of $9.9 billion and unrealized losses related to foreign exchange impacts. The unrealized investment losses were attributable to an increase in US Treasury rates and credit spread widening in 2026, while the unrealized foreign exchange losses were primarily attributable to the strengthening of the US dollar against foreign currencies in 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	September 30, 2026			December 31, 2025
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
NAIC designation
1 A-G	$146,218	$133,909	55.8%	$127,640	$121,234	55.4%
2 A-C	107,713	100,394	41.8%	94,116	91,503	41.8%
Total investment grade	253,931	234,303	97.6%	221,756	212,737	97.2%
3 A-C	3,586	3,337	1.4%	3,486	3,356	1.5%
4 A-C	1,592	1,568	0.7%	1,755	1,732	0.8%
5 A-C	378	296	0.1%	551	487	0.2%
6	613	353	0.2%	959	697	0.3%
Non-designated	56	55	—%	37	32	—%
Total below investment grade	6,225	5,609	2.4%	6,788	6,304	2.8%
Total AFS securities, including related parties	$260,156	$239,912	100.0%	$228,544	$219,041	100.0%

A significant majority of our AFS portfolio, 97.6% and 97.2% as of September 30, 2026 and December 31, 2025, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NRSRO rating agency designation
AAA/AA/A	$128,676	53.6%	$114,983	52.5%
BBB	97,687	40.7%	87,497	39.9%
Non-rated[1]	6,545	2.7%	8,493	3.9%
Total investment grade	232,908	97.0%	210,973	96.3%
BB	2,909	1.2%	2,976	1.4%
B	1,557	0.7%	1,722	0.8%
CCC	1,293	0.5%	1,652	0.7%
CC and lower	387	0.2%	436	0.2%
Non-rated[1]	858	0.4%	1,282	0.6%
Total below investment grade	7,004	3.0%	8,068	3.7%
Total AFS securities, including related parties	$239,912	100.0%	$219,041	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 3.0% and 3.7%, as of September 30, 2026 and December 31, 2025, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as previously discussed.

Our non-rated securities primarily include corporate private placement securities for which we have not sought individual ratings from an NRSRO, and RMBS, many of which were acquired at a discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of September 30, 2026 and December 31, 2025, 88% and 87%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. ABS includes our investments in AMAPS, Apollo-managed investment grade structured securities backed by a diversified pool of credit and hybrid collateral. Our ABS holdings were $73.2 billion and $51.8 billion as of September 30, 2026 and December 31, 2025, respectively.

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$43,137	59.0%	$30,437	58.6%
2 A-C	28,992	39.6%	20,719	40.0%
Total investment grade	72,129	98.6%	51,156	98.6%
3 A-C	866	1.2%	488	0.9%
4 A-C	77	0.1%	39	0.1%
5 A-C	22	—%	78	0.2%
6	12	—%	34	0.1%
Non-designated	55	0.1%	33	0.1%
Total below investment grade	1,032	1.4%	672	1.4%
Total AFS ABS, including related parties	$73,161	100.0%	$51,828	100.0%

NRSRO rating agency designation
AAA/AA/A	$42,062	57.5%	$30,185	58.1%
BBB	30,067	41.1%	20,971	40.4%
Non-rated[1]	—	—%	—	—%
Total investment grade	72,129	98.6%	51,156	98.5%
BB	873	1.2%	497	1.0%
B	70	0.1%	30	0.1%
CCC	22	—%	78	0.2%
CC and lower	12	—%	31	0.1%
Non-rated[1]	55	0.1%	36	0.1%
Total below investment grade	1,032	1.4%	672	1.5%
Total AFS ABS, including related parties	$73,161	100.0%	$51,828	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of each of September 30, 2026 and December 31, 2025, a substantial majority of our AFS ABS portfolio, 98.6%, was invested in assets considered to be investment grade based upon the application of the NAIC’s methodology, while 98.6% and 98.5% of securities as of September 30, 2026 and December 31, 2025, respectively, were considered investment grade based upon NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong gross organic inflows in excess of gross liability outflows, partially offset by unrealized losses on ABS securities and unrealized losses related to foreign exchange impacts during the nine months ended September 30, 2026. The unrealized investment losses were attributable to an increase in US Treasury rates and credit spread widening in 2026, while the unrealized foreign exchange losses were attributable to the strengthening of the US dollar against foreign currencies in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $23.7 billion and $33.5 billion as of September 30, 2026 and December 31, 2025, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$16,182	68.4%	$22,428	67.0%
2 A-C	7,425	31.4%	10,975	32.8%
Total investment grade	23,607	99.8%	33,403	99.8%
3 A-C	47	0.2%	72	0.2%
4 A-C	—	—%	—	—%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Non-designated	—	—%	—	—%
Total below investment grade	47	0.2%	72	0.2%
Total AFS CLO, including related parties	$23,654	100.0%	$33,475	100.0%

NRSRO rating agency designation
AAA/AA/A	$16,222	68.6%	$22,438	67.0%
BBB	7,385	31.2%	10,965	32.8%
Non-rated[1]	—	—%	—	—%
Total investment grade	23,607	99.8%	33,403	99.8%
BB	47	0.2%	72	0.2%
B	—	—%	—	—%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	47	0.2%	72	0.2%
Total AFS CLO, including related parties	$23,654	100.0%	$33,475	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of each of September 30, 2026 and December 31, 2025, 99.8% of our AFS CLO portfolio was invested in assets considered to be investment grade based upon both the application of the NAIC’s methodology and NRSRO ratings. The decrease in our CLO portfolio was mainly driven by prepayments of the underlying assets and limited purchases, as well as unrealized losses during the nine months ended September 30, 2026 attributable to an increase in US Treasury rates and credit spread widening in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $11.4 billion and $13.2 billion as of September 30, 2026 and December 31, 2025, respectively.

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$10,079	88.4%	$11,447	86.5%
2 A-C	969	8.5%	1,250	9.4%
Total investment grade	11,048	96.9%	12,697	95.9%
3 A-C	246	2.2%	353	2.7%
4 A-C	70	0.6%	84	0.6%
5 A-C	17	0.2%	31	0.2%
6	17	0.1%	80	0.6%
Non-designated	—	—%	—	—%
Total below investment grade	350	3.1%	548	4.1%
Total AFS CMBS	$11,398	100.0%	$13,245	100.0%

NRSRO rating agency designation
AAA/AA/A	$9,504	83.4%	$10,785	81.4%
BBB	1,200	10.5%	1,507	11.4%
Non-rated[1]	201	1.8%	219	1.7%
Total investment grade	10,905	95.7%	12,511	94.5%
BB	198	1.7%	303	2.3%
B	143	1.2%	165	1.2%
CCC	75	0.7%	207	1.6%
CC and lower	77	0.7%	59	0.4%
Non-rated[1]	—	—%	—	—%
Total below investment grade	493	4.3%	734	5.5%
Total AFS CMBS	$11,398	100.0%	$13,245	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2026 and December 31, 2025, 96.9% and 95.9%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 95.7% and 94.5% of securities as of September 30, 2026 and December 31, 2025, respectively, were considered investment grade based upon NRSRO ratings. The decrease in our CMBS portfolio was mainly driven by prepayments and sales of the underlying assets and limited purchases, as well as unrealized losses on our CMBS portfolio during the nine months ended September 30, 2026 attributable to an increase in US Treasury rates and credit spread widening in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $7.5 billion and $9.0 billion as of September 30, 2026 and December 31, 2025, respectively.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
NAIC designation
1 A-G	$6,457	86.4%	$7,801	86.4%
2 A-C	576	7.7%	654	7.2%
Total investment grade	7,033	94.1%	8,455	93.6%
3 A-C	181	2.4%	209	2.3%
4 A-C	85	1.1%	102	1.1%
5 A-C	103	1.4%	187	2.1%
6	73	1.0%	79	0.9%
Non-designated	—	—%	—	—%
Total below investment grade	442	5.9%	577	6.4%
Total AFS RMBS	$7,475	100.0%	$9,032	100.0%

NRSRO rating agency designation
AAA/AA/A	$3,472	46.4%	$4,148	45.9%
BBB	1,068	14.3%	1,167	12.9%
Non-rated[1]	1,242	16.6%	1,676	18.6%
Total investment grade	5,782	77.3%	6,991	77.4%
BB	28	0.4%	51	0.5%
B	89	1.2%	98	1.1%
CCC	1,048	14.0%	1,254	13.9%
CC and lower	297	4.0%	342	3.8%
Non-rated[1]	231	3.1%	296	3.3%
Total below investment grade	1,693	22.7%	2,041	22.6%
Total AFS RMBS	$7,475	100.0%	$9,032	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 94.1% and 93.6% as of September 30, 2026 and December 31, 2025, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, resulting in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, the NRSRO focuses on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, the NRSRO characterized 77.3% and 77.4% of our RMBS portfolio as investment grade as of September 30, 2026 and December 31, 2025, respectively. The decrease in our RMBS portfolio was mainly driven by prepayments of the underlying assets and limited purchases, as well as unrealized losses on our RMBS portfolio during the nine months ended September 30, 2026 attributable to an increase in US Treasury rates and credit spread widening in 2026.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of September 30, 2026, our AFS securities, including related parties, had a fair value of $239.9 billion, which was 7.8% below amortized cost of $260.2 billion. As of December 31, 2025, our AFS securities, including related parties, had a fair value of $219.0 billion, which was 4.2% below amortized cost of $228.5 billion. The fair value of our AFS securities as of both September 30, 2026 and December 31, 2025 was below amortized cost due to the investment portfolio being marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the significant increase in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

US Treasury rates.

The following tables reflect the unrealized losses, including any unrealized foreign exchange impacts, on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	September 30, 2026
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$100,485	$(12,162)	$88,323	87.9%	$133,909	(9.1)%
2 A-C	81,045	(7,666)	73,379	90.5%	100,394	(7.6)%
Total investment grade	181,530	(19,828)	161,702	89.1%	234,303	(8.5)%
3 A-C	2,020	(248)	1,772	87.7%	3,337	(7.4)%
4 A-C	722	(39)	683	94.5%	1,568	(2.5)%
5 A-C	233	(40)	193	82.9%	296	(13.4)%
6	261	(34)	227	87.1%	353	(9.5)%
Non-designated	49	(4)	45	91.0%	55	(8.1)%
Total below investment grade	3,285	(365)	2,920	88.9%	5,609	(6.5)%
Total	$184,815	$(20,193)	$164,622	89.1%	$239,912	(8.4)%

	December 31, 2025
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$65,495	$(7,292)	$58,203	88.9%	$121,234	(6.0)%
2 A-C	45,479	(4,427)	41,052	90.3%	91,503	(4.8)%
Total investment grade	110,974	(11,719)	99,255	89.4%	212,737	(5.5)%
3 A-C	1,585	(173)	1,412	89.1%	3,356	(5.2)%
4 A-C	887	(16)	871	98.2%	1,732	(0.9)%
5 A-C	315	(13)	302	95.9%	487	(2.7)%
6	276	(13)	263	95.3%	697	(1.9)%
Non-designated	29	(9)	20	69.0%	32	(28.1)%
Total below investment grade	3,092	(224)	2,868	92.8%	6,304	(3.6)%
Total	$114,066	$(11,943)	$102,123	89.5%	$219,041	(5.5)%

The gross unrealized losses on AFS securities, including related parties, were $20.2 billion and $11.9 billion as of September 30, 2026 and December 31, 2025, respectively. The increase in unrealized losses on AFS securities was primarily attributable to an increase in US Treasury rates and credit spread widening in 2026.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies of our 2025 Annual Report.

As of September 30, 2026 and December 31, 2025, we held an allowance for credit losses on AFS securities of $763 million and $758 million, respectively. During the nine months ended September 30, 2026, we recorded an increase in the allowance for credit losses on AFS securities of $5 million, of which $19 million had an income statement impact and $(14) million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities in 2026 was primarily related to an increase in the allowance on CMBS, ABS and RMBS securities, partially offset by the sale of various corporate securities resulting in the release of the associated allowances. During the nine months ended September 30, 2025, we recorded an increase in the allowance for credit losses on AFS securities of $74 million, of which $73 million had an income statement impact and $1 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to an increase on ABS securities, partially offset by a decrease on corporate securities. The intent-to-sell impairments for the nine months ended September 30, 2026 and 2025 were $77 million and $10 million, respectively. The increase in our intent-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

to-sell impairments in 2026 compared to 2025 was primarily related to the foreclosure of a mortgage loan, as well as impairments on various other mortgage loans.

International Exposure

A portion of our AFS securities is invested in securities with international exposure. As of September 30, 2026 and December 31, 2025, 31% and 37%, respectively, of the carrying value of our AFS securities, including related parties, was composed of securities of issuers based outside of the US and debt securities of foreign governments. These securities generally are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap and forward arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	September 30, 2026			December 31, 2025
(In millions, except percentages)	Amortized Cost	Fair Value	Percentage of Total	Amortized Cost	Fair Value	Percentage of Total
Country
Ireland	$7,709	$7,844	10.5%	$10,837	$11,526	14.3%
Other Europe	24,521	22,462	30.1%	21,572	20,901	25.9%
Total Europe	32,230	30,306	40.6%	32,409	32,427	40.2%
Non-US North America	35,054	33,985	45.5%	38,776	38,476	47.8%
Australia & New Zealand	3,080	2,755	3.7%	3,161	2,941	3.6%
Asia/Pacific	3,502	2,867	3.9%	3,109	2,639	3.3%
Central & South America	1,992	1,801	2.4%	1,646	1,531	1.9%
Africa & Middle East	3,405	2,938	3.9%	2,843	2,580	3.2%
Total	$79,263	$74,652	100.0%	$81,944	$80,594	100.0%

Approximately 98.6% and 98.5% of these securities are investment grade by NAIC designation as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, 5% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which the underlying investments are largely loans to US issuers and 27% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are composed of euro-denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

Trading Securities

Trading securities, including related parties and consolidated VIEs, were $7.9 billion and $10.0 billion as of September 30, 2026 and December 31, 2025, respectively. Trading securities primarily include structured securities with embedded derivatives, certain equity tranche securities and AmerUs Closed Block securities for which we have elected the fair value option valuation. The decrease in trading securities was primarily driven by the deconsolidation of two VIEs and net sales of VIE trading securities in 2026, as well as unrealized losses on the underlying assets attributable to an increase in US Treasury rates and credit spread widening in 2026. These impacts were partially offset by the deployment of strong gross organic inflows in excess of gross liability outflows, including the purchase of additional fixed maturity securities in Athora in connection with Athora’s acquisition of a UK insurer during the first quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,567	15.1%	$15,458	16.2%
Industrial	9,744	9.5%	8,778	9.2%
Office building	6,327	6.1%	4,530	4.7%
Hotels	4,842	4.7%	2,773	2.9%
Retail	2,655	2.6%	2,061	2.2%
Other commercial	8,602	8.3%	5,471	5.7%
Total commercial mortgage loans	47,737	46.3%	39,071	40.9%
Residential loans	55,299	53.7%	56,473	59.1%
Total mortgage loans, including related parties and consolidated VIEs	$103,036	100.0%	$95,544	100.0%

We invest a portion of our investment portfolio in mortgage loans, which are generally composed of high-quality commercial first-lien, as well as mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $103.0 billion and $95.5 billion as of September 30, 2026 and December 31, 2025, respectively. This included $1.1 billion and $895 million of mezzanine mortgage loans as of September 30, 2026 and December 31, 2025, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in commercial mortgage loans (CMLs), primarily on income-producing properties including apartments, industrial properties, office buildings, hotels and retail buildings. Our residential mortgage loan (RML) portfolio primarily consists of first-lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2026 and December 31, 2025, we had $1.4 billion and $1.0 billion, respectively, of mortgage loans that were 90 days past due, of which $414 million and $307 million, respectively, were in the process of foreclosure. As of September 30, 2026 and December 31, 2025, $71 million and $63 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association early buyouts that are fully or partially guaranteed and are accruing interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$350	1.1%	$108	0.4%
Investment funds – related parties
Origination platforms	38	0.1%	33	0.1%
Retirement services platforms	2,534	7.8%	1,538	5.9%
Equity	276	0.8%	260	1.0%
Credit	344	1.1%	313	1.2%
Other	99	0.3%	5	—%
Total investment funds – related parties	3,291	10.1%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	10,563	32.3%	9,067	34.4%
Equity	12,835	39.3%	9,735	37.0%
Credit	2,729	8.3%	3,682	14.0%
Other	2,907	8.9%	1,586	6.0%
Total investment funds – consolidated VIEs	29,034	88.8%	24,070	91.4%
Total investment funds, including related parties and consolidated VIEs	$32,675	100.0%	$26,327	100.0%

Overall, total investment funds, including related parties and consolidated VIEs, were $32.7 billion and $26.3 billion as of September 30, 2026 and December 31, 2025, respectively. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents the potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by additional asset purchases at AAA and AAA Lux funded by net contributions into the VIEs, investment gains resulting from the favorable performance of the underlying assets within AAA and AAA Lux and the consolidation of two new VIEs in 2026. The increase in investment funds was also due to additional purchases of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with Athora’s acquisition of a UK insurer during the first quarter of 2026. These impacts were partially offset by the deconsolidation of two VIEs in 2026.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with Venerable, The Lincoln National Life Company and Jackson National Life Insurance Company. As of September 30, 2026, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A+ or better (based on an S&P scale).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Fixed maturity securities
US government and agencies	$3	—%	$—	—%
Corporate	8,380	52.7%	10,234	52.1%
ABS	1,031	6.5%	1,729	8.8%
CLO	500	3.1%	680	3.5%
CMBS	541	3.4%	627	3.2%
RMBS	628	3.9%	610	3.1%
Foreign governments	267	1.7%	293	1.5%
US state, municipal and political subdivisions	76	0.5%	140	0.7%
Mortgage loans	3,100	19.5%	3,389	17.3%
Investment funds	835	5.2%	875	4.4%
Equity securities	113	0.7%	224	1.1%
Short-term investments	34	0.2%	50	0.3%
Derivative assets	44	0.3%	53	0.3%
Cash and cash equivalents	489	3.1%	751	3.8%
Other assets and liabilities	(132)	(0.8)%	(27)	(0.1)%
Total funds withheld at interest, including related parties	$15,909	100.0%	$19,628	100.0%

As of September 30, 2026 and December 31, 2025, we held $15.9 billion and $19.6 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 96.0% and 95.8% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2026 and December 31, 2025, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, as well as unrealized losses during the nine months ended September 30, 2026 attributable to an increase in US Treasury rates and credit spread widening in 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$94,065	29.2%	$86,664	29.6%
CLO	18,602	5.8%	25,401	8.7%
Credit	112,667	35.0%	112,065	38.3%
CML	38,823	12.0%	31,789	10.9%
RML	43,896	13.6%	43,326	14.8%
RMBS	6,859	2.1%	7,592	2.6%
CMBS	8,835	2.7%	9,877	3.4%
Real estate	98,413	30.4%	92,584	31.7%
ABS	55,822	17.3%	38,417	13.1%
Alternative investments	16,280	5.1%	13,868	4.7%
State, municipal, political subdivisions and foreign government	3,004	0.9%	3,081	1.0%
Equity securities	1,877	0.6%	2,039	0.7%
Short-term investments	111	—%	207	0.1%
US government and agencies	22,116	6.9%	14,225	4.9%
Other investments	99,210	30.8%	71,837	24.5%
Cash and cash equivalents	5,655	1.8%	10,490	3.6%
Other	6,546	2.0%	5,438	1.9%
Net invested assets	$322,491	100.0%	$292,414	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $322.5 billion and $292.4 billion as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, corporate securities included $24.4 billion of private placements, which represented 7.6% of our net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $47.2 billion in excess of net liability outflows of $25.9 billion, the reinvestment of earnings, favorable alternative investment performance and proceeds from the issuance of long-term debt in 2026. These impacts were partially offset by a decrease in net short-term repurchase agreements outstanding and the payment of common and preferred stock dividends in 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value	Percentage of Total	Net Invested Asset Value	Percentage of Total
Origination platforms
Wheels	$774	4.8%	$739	5.3%
Redding Ridge	718	4.4%	645	4.7%
MidCap Financial	698	4.3%	588	4.2%
Aqua Finance	338	2.1%	319	2.3%
Skylign	356	2.2%	344	2.5%
Apterra	446	2.7%	531	3.8%
Atlas	610	3.8%	560	4.0%
Cadma	306	1.9%	271	1.9%
Other	736	4.5%	733	5.3%
Origination platforms	4,982	30.7%	4,730	34.0%
Apollo and other investments
Real assets	1,529	9.4%	1,701	12.3%
Private equity	1,099	6.8%	1,086	7.8%
Structured equity and other	4,072	25.0%	927	6.7%
Equity	6,700	41.2%	3,714	26.8%
Credit	707	4.3%	2,125	15.3%
Liquid assets and other	264	1.6%	770	5.6%
Apollo and other investments	7,671	47.1%	6,609	47.7%
Total AAA[1]	12,653	77.8%	11,339	81.7%
Retirement services
Athora	2,052	12.6%	1,124	8.1%
Venerable	331	2.0%	356	2.6%
Retirement services	2,383	14.6%	1,480	10.7%
Apollo and other investments
Equity	628	3.9%	617	4.5%
Credit	496	3.0%	417	3.0%
Other	120	0.7%	15	0.1%
Apollo and other investments	1,244	7.6%	1,049	7.6%
Total Non-AAA	3,627	22.2%	2,529	18.3%
Net alternative investments	$16,280	100.0%	$13,868	100.0%

[1] Includes net alternative investments of AAA and AAA Lux.

Net alternative investments were $16.3 billion and $13.9 billion as of September 30, 2026 and December 31, 2025, respectively, representing 5.1% and 4.7% of our net invested asset portfolio as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, we held approximately 78% of our net alternative investments through AAA and AAA Lux and had a net ownership percentage in it of approximately 41%. The increase in net alternative investments was primarily driven by the purchase of additional assets, including the purchase of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with Athora’s acquisition of a UK insurer during the first quarter of 2026, and favorable alternative investment performance in 2026.

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

Our alternative investment in Athora had a carrying value of $2.1 billion and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively. The increase in our investment in Athora was driven by the additional purchases of Athora common equity securities and the conversion of our previously held non-redeemable preferred equity interests in Athora into common equity in connection with Athora’s acquisition of a UK insurer during the first quarter of 2026. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 7.70% and (1.77)% for the three months ended September 30, 2026 and 2025, respectively, and 5.30% and (1.03)% for the nine months ended September 30, 2026 and 2025, respectively. Alternative investment income from Athora was $40 million and $(5) million for the three months ended September 30, 2026 and 2025, respectively, and $76 million and $(7) million for the nine months ended September 30, 2026 and 2025, respectively. The increase in alternative investment income compared to 2025 was primarily driven by the increase in our investment in Athora, a valuation increase on Athora in 2026 related to updated business plans following its first quarter acquisition and increased capital requirements related to expanded solvency requirements impacting the valuation in 2025.

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to Athene Holding Ltd. common stockholder to spread related earnings is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss) available to Athene Holding Ltd. common stockholder	$(1,158)	$1,223	$(2,178)	$2,146
Less: Preferred stock redemption	—	—	—	84
Add: Preferred stock dividends	35	36	106	126
Add: Net income (loss) attributable to noncontrolling interests	(197)	619	957	1,135
Net income (loss)	(1,320)	1,878	(1,115)	3,323
Income tax expense (benefit)	(419)	266	1,471	407
Income (loss) before income taxes	(1,739)	2,144	356	3,730
Investment gains (losses), net of offsets	(2,661)	463	(3,334)	105
Non-operating change in insurance liabilities and related derivatives	401	174	717	(44)
Integration, restructuring and other non-operating items	(32)	(36)	(106)	(98)
Stock compensation expense	(12)	(13)	(34)	(35)
Preferred stock dividends	35	36	106	126
Noncontrolling interests – pre-tax income (loss) and VIE adjustments	(314)	648	567	1,180
Less: Total adjustments to income (loss) before income taxes	(2,583)	1,272	(2,084)	1,234
Spread related earnings	$844	$872	$2,440	$2,496
The reconciliation of total Athene Holding Ltd. stockholders’ equity to total adjusted Athene Holding Ltd. common stockholder’s equity is as follows:

(In millions)	September 30, 2026	December 31, 2025
Total Athene Holding Ltd. stockholders’ equity	$13,413	$20,492
Less: Preferred stock	2,470	2,470
Total Athene Holding Ltd. common stockholder’s equity	10,943	18,022
Less: Accumulated other comprehensive loss	(7,041)	(2,641)
Less: Accumulated change in fair value of reinsurance assets	(1,230)	(1,171)
Less: Accumulated change in fair value of mortgage loan assets	(2,612)	(1,009)
Total adjusted Athene Holding Ltd. common stockholder’s equity	$21,826	$22,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of leverage ratio to adjusted leverage ratio is as follows:

(In millions, except percentages)	September 30, 2026	December 31, 2025
Total debt	$8,813	$7,848
Add: 50% of preferred stock	1,235	1,235
Less: 50% of subordinated debt	888	888
Less: Adjustment to arrive at notional	132	167
Adjusted leverage	$9,028	$8,028

Total debt	$8,813	$7,848
Total Athene Holding Ltd. stockholders’ equity	13,413	20,492
Total capitalization	22,226	28,340
Less: Accumulated other comprehensive loss	(7,041)	(2,641)
Less: Accumulated change in fair value of reinsurance assets	(1,230)	(1,171)
Less: Accumulated change in fair value of mortgage loan assets	(2,612)	(1,009)
Less: Adjustment to arrive at notional	225	260
Total adjusted capitalization	$32,884	$32,901

Leverage ratio	50.8%	36.4%
Accumulated other comprehensive loss	(10.7)%	(2.9)%
Accumulated change in fair value of reinsurance assets	(1.9)%	(1.3)%
Accumulated change in fair value of mortgage loan assets	(4.0)%	(1.1)%
Adjustment to exclude 50% of preferred stock	(3.8)%	(3.7)%
Adjustment to exclude 50% of subordinated debt	(2.7)%	(2.7)%
Adjustment to arrive at notional	(0.2)%	(0.3)%
Adjusted leverage ratio	27.5%	24.4%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$5,323	6.69%	$4,672	6.66%	$15,080	6.54%	$13,092	6.51%
Change in fair value of reinsurance assets	(173)	(0.22)%	(75)	(0.11)%	(373)	(0.16)%	(203)	(0.10)%
VIE earnings and noncontrolling interests	427	0.54%	412	0.59%	1,148	0.50%	1,228	0.61%
Forward points adjustment on foreign exchange derivative hedges	11	0.01%	33	0.05%	58	0.02%	83	0.04%
Held-for-trading amortization	(22)	(0.03)%	(66)	(0.10)%	(125)	(0.05)%	(135)	(0.07)%
Reinsurance impacts	(28)	(0.04)%	(44)	(0.06)%	(85)	(0.04)%	(123)	(0.06)%
ACRA noncontrolling interests	(1,356)	(1.70)%	(1,250)	(1.78)%	(3,916)	(1.70)%	(3,483)	(1.73)%
Other	100	0.13%	64	0.09%	290	0.13%	17	0.01%
Total adjustments to arrive at net investment earnings/earned rate	(1,041)	(1.31)%	(926)	(1.32)%	(3,003)	(1.30)%	(2,616)	(1.30)%
Total net investment earnings/earned rate	$4,282	5.38%	$3,746	5.34%	$12,077	5.24%	$10,476	5.21%

Average net invested assets	$318,291		$280,607		$307,321		$268,056

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$4,804	6.04%	$5,854	8.34%	$15,529	6.74%	$13,813	6.87%
Premiums	(190)	(0.24)%	(117)	(0.17)%	(577)	(0.25)%	(351)	(0.18)%
Product charges	(299)	(0.38)%	(292)	(0.41)%	(879)	(0.38)%	(831)	(0.41)%
Other revenues	(3)	(0.01)%	(6)	(0.01)%	(11)	(0.01)%	(16)	(0.01)%
Indexed annuity option costs	556	0.70%	469	0.67%	1,581	0.68%	1,348	0.67%
Reinsurance impacts	(24)	(0.03)%	(27)	(0.04)%	(71)	(0.03)%	(84)	(0.04)%
Non-operating change in insurance liabilities and embedded derivatives	(281)	(0.35)%	(1,685)	(2.40)%	(2,476)	(1.07)%	(2,777)	(1.38)%
Policy and other operating expenses, excluding policy acquisition expenses	(548)	(0.69)%	(455)	(0.65)%	(1,535)	(0.67)%	(1,336)	(0.67)%
Forward points adjustment on foreign exchange derivative hedges	78	0.10%	75	0.11%	231	0.10%	201	0.10%
AmerUs Closed Block fair value liability	55	0.07%	(20)	(0.03)%	62	0.03%	(44)	(0.02)%
ACRA noncontrolling interests	(985)	(1.24)%	(1,220)	(1.74)%	(3,051)	(1.32)%	(2,803)	(1.39)%
Other	61	0.08%	85	0.12%	170	0.07%	221	0.11%
Total adjustments to arrive at cost of funds	(1,580)	(1.99)%	(3,193)	(4.55)%	(6,556)	(2.85)%	(6,472)	(3.22)%
Total cost of funds	$3,224	4.05%	$2,661	3.79%	$8,973	3.89%	$7,341	3.65%

Average net invested assets	$318,291		$280,607		$307,321		$268,056

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
US GAAP policy and other operating expenses	$690	$591	$1,955	$1,727
Interest expense	(246)	(196)	(686)	(541)
Policy acquisition expenses, net of deferrals	(142)	(136)	(420)	(391)
Integration, restructuring and other non-operating items	(32)	(37)	(106)	(98)
Stock compensation expense	(12)	(13)	(34)	(35)
ACRA noncontrolling interests	(140)	(84)	(338)	(281)
Other	(13)	(17)	(37)	(48)
Total adjustments to arrive at other operating expenses	(585)	(483)	(1,621)	(1,394)
Other operating expenses	$105	$108	$334	$333

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	September 30, 2026	December 31, 2025
Total investments, including related parties	$384,303	$356,457
Derivative assets	(10,950)	(9,190)
Cash and cash equivalents (including restricted cash)	18,392	16,326
Accrued investment income	4,626	3,395
Net receivable (payable) for collateral on derivatives	(4,840)	(3,458)
Reinsurance impacts	(6,725)	(6,350)
VIE and VOE assets, liabilities and noncontrolling interests	20,502	19,023
Unrealized (gains) losses	24,075	10,002
Ceded policy loans	(152)	(160)
Net investment receivables (payables)	(6,256)	217
Allowance for credit losses	768	763
Other investments	(48)	(52)
Total adjustments to arrive at gross invested assets	39,392	30,516
Gross invested assets	423,695	386,973
ACRA noncontrolling interests	(101,204)	(94,559)
Net invested assets	$322,491	$292,414

The reconciliation of total investment funds, including related parties and consolidated VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	September 30, 2026	December 31, 2025
Investment funds, including related parties and consolidated VIEs	$32,675	$26,327
Investment funds within funds withheld at interest	818	859
Net assets of VIEs, excluding investment funds	(11,689)	(9,098)
Unrealized (gains) losses	21	(49)
Investment in ADIP	(224)	(231)
Other assets	(169)	(169)
Total adjustments to arrive at gross alternative investments	(11,243)	(8,688)
Gross alternative investments	21,432	17,639
ACRA noncontrolling interests	(5,152)	(3,771)
Net alternative investments	$16,280	$13,868

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	September 30, 2026	December 31, 2025
Total liabilities	$448,427	$406,567
Debt	(8,813)	(7,848)
Derivative liabilities	(6,757)	(5,742)
Payables for collateral on derivatives and short-term securities to repurchase	(7,854)	(7,838)
Other liabilities	(16,937)	(8,888)
Liabilities of consolidated VIEs	(694)	(1,712)
Reinsurance impacts	(13,775)	(13,209)
Ceded policy loans	(152)	(160)
Market risk benefit asset	(171)	(212)
Total adjustments to arrive at gross reserve liabilities	(55,153)	(45,609)
Gross reserve liabilities	393,274	360,958
ACRA noncontrolling interests	(95,156)	(89,725)
Net reserve liabilities	$298,118	$271,233

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and publicly traded common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of September 30, 2026 was $119.3 billion. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of September 30, 2026 was $8.2 billion. Although our investment portfolio does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may seek to raise or hold additional cash and liquid assets to manage our liquidity risk and to take advantage of market dislocations as they arise.

We have access to additional liquidity through our Credit Facility and Liquidity Facility. We entered into a new Credit Facility on June 26, 2026, which replaced our previous agreement dated as of June 30, 2023. The Credit Facility has a borrowing capacity of $1.75 billion, subject to being increased up to $2.5 billion in total on the terms described in the Credit Facility. The Credit Facility has a commitment termination date of June 26, 2031, subject to up to two one-year extensions, and was undrawn as of September 30, 2026. We entered into a new Liquidity Facility on June 26, 2026, which replaced our previous agreement dated as of June 27, 2025. The Liquidity Facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility has a commitment termination date of June 25, 2027, subject to additional 364-day extensions, and was undrawn as of September 30, 2026. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us with access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some or all of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of September 30, 2026 and December 31, 2025, approximately 87% and 85%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of September 30, 2026 and December 31, 2025, approximately 69% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of September 30, 2026, approximately 36% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements, payout annuities and guaranteed investment contracts, while 55% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of September 30, 2026 and December 31, 2025, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2026 and December 31, 2025, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $29.9 billion and $23.3 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets, dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2026, our total maximum borrowing capacity under the FHLB facilities was limited to $74.7 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2026, we had the ability to draw up to an estimated $33.8 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral that is ultimately acceptable to the FHLB.

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

As of September 30, 2026 and December 31, 2025, the payables for repurchase agreements were $3.6 billion and $6.0 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.7 billion and $6.2 billion, respectively. As of September 30, 2026, payables for repurchase agreements, based on original issuance, included $329 million short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2025, payables for repurchase agreements, based on original issuance, included $2.8 billion of short-term and $3.2 billion of long-term repurchase agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of September 30, 2026, we had no outstanding payables under this facility.

We entered into a new $1.0 billion committed repurchase facility with Societe Generale effective July 26, 2026, which replaced our previous agreement dated as of July 26, 2021. The facility has a commitment term of 5 years; however, either party may terminate the facility upon 12 months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2031. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of September 30, 2026, we had no outstanding payables under this facility.

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2026	2025
Net income (loss)	$(1,115)	$3,323
Non-cash revenues and expenses	4,573	(1,205)
Net cash provided by operating activities	3,458	2,118
Sales, maturities and repayments of investments	76,341	60,684
Purchases of investments	(120,332)	(110,597)
Other investing activities	4,862	(391)
Net cash used in investing activities	(39,129)	(50,304)
Inflows on investment-type policies and contracts	60,237	69,269
Withdrawals on investment-type policies and contracts	(24,433)	(16,821)
Other financing activities	1,565	(568)
Net cash provided by financing activities	37,369	51,880
Effect of exchange rate changes on cash and cash equivalents	(2)	13
Net increase in cash and cash equivalents	$1,696	$3,707

Note: Cash and cash equivalents includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are composed of benefit and interest payments as well as other operating expenses. Our operating activities generated cash flows totaling $3.5 billion and $2.1 billion for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2026 compared to 2025 was primarily driven by an increase in net investment income, less cash paid for taxes, an increase in premiums, net of payouts, and less cash paid on reinsurance settlements, partially offset by an increase in cash paid for interest on funding agreements and other operating expenses.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $39.1 billion and $50.3 billion for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cash used in investing activities for the nine months ended September 30, 2026 compared to 2025 was primarily driven by an increase in the sales, maturities and repayments of investments, an increase in investment payables, net of receivables, and a smaller increase in cash posted as collateral by us for derivative transactions compared to 2025, partially offset by an increase in the purchases of investments and an increase in cash paid for derivative settlements in 2026.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes in cash collateral for derivative transactions posted by counterparties, capital contributions and proceeds from debt and preferred stock issuances. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes in cash collateral for derivative transactions posted by counterparties, capital distributions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $37.4 billion and $51.9 billion for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2026 compared to 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

was primarily attributable to less cash received from deferred annuity and funding agreement inflows, an increase in cash paid for withdrawals on our investment-type policies and contracts and less cash received from the issuance of long-term debt compared to 2025, partially offset by an increase in cash collateral posted by counterparties for derivative transactions, less cash paid to settle outstanding repurchase agreements, cash paid for the redemption of our Series C preferred stock in 2025 and an increase in capital contributions, net of distributions, compared to 2025.

Material Cash Obligations

The following table summarizes estimated future cash obligations as of September 30, 2026:

	Payments Due by Period
(In millions)	2026	2027-2028	2029-2030	2031 and thereafter	Total
Interest sensitive contract liabilities	$7,091	$99,102	$101,004	$146,902	$354,099
Future policy benefits	797	5,485	4,897	33,987	45,166
Market risk benefits	—	—	—	6,877	6,877
Other policy claims and benefits	108	—	—	—	108
Dividends payable to policyholders	3	17	14	53	87
Debt[1]	149	1,983	1,405	15,061	18,598
Securities to repurchase[2]	369	2,378	1,146	—	3,893
Total	$8,517	$108,965	$108,466	$202,880	$428,828

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2026 interest rate.

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

We declared common stock cash dividends of $188 million on August 3, 2026, payable to the holder of AHL’s common stock with a record date of September 11, 2026 and payment date of September 15, 2026. We have paid $563 million in common stock cash dividends for the nine months ended September 30, 2026.

We declared and paid common stock cash dividends of $188 million and $563 million for the three months ended September 30, 2025 and the nine months ended September 30, 2025, respectively.

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

Debt – The following summarizes our outstanding long-term senior and subordinated notes as of September 30, 2026 (in millions, except percentages):

Issuance	Issue Date	Maturity Date	Interest Rate	Principal Balance
2028 Senior Notes	January 12, 2018	January 12, 2028	4.125%	$1,000
2030 Senior Notes	April 3, 2020	April 3, 2030	6.150%	$500
2031 Senior Notes	October 8, 2020	January 15, 2031	3.500%	$500
2051 Senior Notes	May 25, 2021	May 25, 2051	3.950%	$500
2052 Senior Notes	December 13, 2021	May 15, 2052	3.450%	$500
2033 Senior Notes	November 21, 2022	February 1, 2033	6.650%	$400
2034 Senior Notes	December 12, 2023	January 15, 2034	5.875%	$600
2064 Subordinated Notes	March 7, 2024	March 30, 2064	7.250%[1]	$575
2054 Senior Notes	March 22, 2024	April 1, 2054	6.250%	$1,000
2054 Subordinated Notes	October 10, 2024	October 15, 2054	6.625%[2]	$600
2055 Senior Notes	May 19, 2025	May 19, 2055	6.625%	$1,000
2055 Subordinated Notes	June 27, 2025	June 28, 2055	6.875%[3]	$600
2036 Senior Notes	August 7, 2026	August 15, 2036	6.150%	$1,000
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances as of September 30, 2026 (in millions, except share, per share data and percentages):

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

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM that allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and a maturity date of December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note payable as of September 30, 2026.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of September 30, 2026 and December 31, 2025, the revolving note payable had an outstanding balance of $3.1 billion and $2.2 billion, respectively.

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of September 30, 2026, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $5.0 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2025, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $4.2 billion, net of offsets. The increase in sensitivity to point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments as of September 30, 2026, when compared to December 31, 2025, is primarily driven by the purchase of assets with longer maturity dates and derivative activity during 2026. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

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

We are unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to Athene Holding Ltd. common stockholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to Athene Holding Ltd. common stockholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of September 30, 2026, which discussion encompasses the impact of such an increase on certain of the adjustment items.

The models used to estimate the impact of changes in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in our valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenario and these differences may be material. Because we actively manage our assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of credit losses, would generally be realized only if we were required to sell such securities at losses to meet liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K with respect to any of AHL’s securities.

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

ATHENE HOLDING LTD.

Date: November 5, 2026	/s/ Louis-Jacques Tanguy
Louis-Jacques Tanguy
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)